Form 10-K
period 2017-12-31
Ensco plc
filed 2018-02-27
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

Ensco plc (Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J5BQ (Zip Code)

Registrant's telephone number, including area code: +44 (0) 20 7659 4660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Class A Ordinary Shares, U.S. $0.10 par value
4.50% Senior Notes due 2024
8.00% Senior Notes due 2024
7.75% Senior Notes due 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-Accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐        No ☒

The aggregate market value of the Class A ordinary shares (based upon the closing price on the New York Stock Exchange on June 30, 2017 of $5.16) of Ensco plc held by non-affiliates of Ensco plc at that date was approximately $1,548,237,000.

As of February 21, 2018, there were 436,009,156 Class A ordinary shares of Ensco plc issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2018 General Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; dividends; expected utilization, day rates, revenues, operating expenses, contract terms, contract backlog, capital expenditures, insurance, financing and funding; expected work commitments, awards and contracts; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effects of declines in commodity prices; expected divestitures of assets; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory complexity; our program to high-grade the rig fleet by investing in new equipment and divesting selected assets and underutilized rigs; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.

Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•	our ability to successfully integrate the business, operations and employees of Atwood Oceanics, Inc. ("Atwood") and to realize synergies and cost savings in connection with our acquisition of Atwood;

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

•
our ability to enter into, and the terms of, future drilling contracts, including contracts for our newbuild units and acquired rigs, for rigs currently idled and for rigs whose contracts are expiring;

•	any failure to execute definitive contracts following announcements of letters of intent, letters of award or other expected work commitments;

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

•
our ability to obtain financing, service our indebtedness and pursue other business opportunities may be limited by our debt levels, debt agreement restrictions and the credit ratings assigned to our debt by independent credit rating agencies;

•	the adequacy of sources of liquidity for us and our customers;

•	tax matters, including our effective tax rates, tax positions, results of audits, changes in tax laws, treaties and regulations, tax assessments and liabilities for taxes;

•	delays in contract commencement dates or the cancellation of drilling programs by operators;

•	adverse changes in foreign currency exchange rates, including their effect on the fair value measurement of our derivative instruments; and

•	potential long-lived asset impairments.

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

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We currently own and operate an offshore drilling rig fleet of 62 rigs, with drilling operations in most of the strategic markets around the globe. We also have three rigs under construction. Our rig fleet includes12 drillships, 11 dynamically positioned semisubmersible rigs, four moored semisubmersible rigs and 38 jackup rigs, including rigs under construction.  We operate the world's largest fleet amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

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

Ensco plc is a public limited company incorporated under the laws of England and Wales in 2009. Our principal executive office is located at 6 Chesterfield Gardens, London W1J5BQ, England, United Kingdom, and our telephone number is +44 (0) 20 7659 4660.  Our website is www.enscoplc.com.  Information contained on our website is not included as part of, or incorporated by reference into, this report.

Atwood Merger

On October 6, 2017 (the "Merger Date"), we completed a merger transaction (the "Merger") with Atwood Oceanics, Inc. ("Atwood") and Echo Merger Sub, LLC, a wholly-owned subsidiary of Ensco plc. Pursuant to the merger agreement, Echo Merger Sub, LLC, merged with and into Atwood, with Atwood as the surviving entity and an indirect, wholly-owned subsidiary of Ensco plc. Total consideration delivered in the Merger consisted of 132.2 million of our Class A ordinary shares and $11.1 million of cash in settlement of certain share-based payment awards. The total aggregate value of consideration transferred was $781.8 million. Additionally, upon closing of the Merger, we utilized cash acquired of $445.4 million and cash on hand to extinguish Atwood's revolving credit facility, outstanding senior notes and accrued interest totaling $1.3 billion. The estimated fair values assigned to assets acquired net of liabilities assumed exceeded the consideration transferred, resulting in a bargain purchase gain of $140.2 million that was recognized during the fourth quarter.

Drilling Rig Construction and Delivery

We remain focused on our long-established strategy of high-grading our fleet, as evidenced by the recently completed Merger. During the three-year period ended December 31, 2017, we invested approximately $1.9 billion in the construction of new drilling rigs. We will continue to invest in the expansion and high-grading of our fleet or execute other strategic transactions to optimize our asset portfolio when we believe attractive opportunities exist.

We believe our remaining capital commitments will primarily be funded from cash and cash equivalents, short-term investments, operating cash flows and, if necessary, funds borrowed under our revolving credit facility. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity as necessary.

Floaters

We previously entered into agreements with Samsung Heavy Industries to construct three ultra-deepwater drillships (ENSCO DS-8, ENSCO DS-9 and ENSCO DS-10). During 2015, we accepted delivery of ENSCO DS-8 and ENSCO DS-9. ENSCO DS-8 commenced drilling operations under a long-term contract in Angola during 2015 and ENSCO DS-9 is actively being marketed. During 2017, we executed a one-year contract with five one-year priced options for ENSCO DS-10. As a result of the contract award, we accelerated delivery of ENSCO DS-10, which had previously been deferred into 2019, and made the final milestone payment of $75.0 million. We expect ENSCO DS-10 to commence drilling operations offshore Nigeria in March 2018.

In connection with the Merger, we acquired two ultra-deepwater drillships, ENSCO DS-13 (formerly Atwood Admiral) and ENSCO DS-14 (formerly Atwood Archer), which are currently under construction in the Daewoo Shipbuilding & Marine Engineering Co. Ltd. ("DSME") yard in South Korea. ENSCO DS-13 and ENSCO DS-14 are scheduled for delivery in the third quarter of 2019 and second quarter of 2020, respectively. Upon delivery, the remaining milestone payments and accrued interest thereon may be financed through a promissory note with the shipyard for each rig. The promissory notes will bear interest at a rate of 5% per annum with a maturity date of December 31, 2022 and will be secured by a mortgage on each respective rig.

Jackups

During 2014, we entered into an agreement with Lamprell Energy Limited ("Lamprell") to construct two premium jackup rigs. ENSCO 140 and ENSCO 141 are significantly enhanced versions of the LeTourneau Super 116E jackup design and incorporate Ensco's patented Canti-Leverage AdvantageSM technology. ENSCO 140 and ENSCO 141 were delivered during 2016. Both rigs are expected to obtain drilling contracts for work commencing during 2018. As part of our agreement with Lamprell, these rigs will be warm stacked in the shipyard at no additional cost to us for up to two years from their respective delivery dates.

We previously entered into agreements with Keppel FELS ("KFELS") to construct four ultra-premium harsh environment jackup rigs (ENSCO 120, ENSCO 121, ENSCO 122 and ENSCO 123) and a premium jackup rig (ENSCO 110). ENSCO 120 and ENSCO 121 were delivered during 2013 and ENSCO 122 and ENSCO 110 were delivered during 2014 and 2015, respectively. During 2016, we agreed with the shipyard to delay delivery of ENSCO 123 until the first quarter of 2018. In December 2017, we agreed to further delay delivery of ENSCO 123 until the first quarter of 2019, and in January 2018, we paid $207.4 million of the $218.3 million unpaid balance with the remainder due upon delivery. ENSCO 123 is currently uncontracted and is actively being marketed.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns. Consistent with this strategy, we sold nine jackup rigs, three dynamically positioned semisubmersible rigs, two moored semisubmersible rigs and two drillships during the three-year period ended December 31, 2017. We are marketing for sale ENSCO 7500, which was classified as held-for-sale in our consolidated financial statements as of December 31, 2017.

Following the Merger, we continue to focus on our fleet management strategy in light of the new composition of our rig fleet and are reviewing our fleet composition as we continue positioning Ensco for the future. As part of this strategy, we may act opportunistically from time to time to monetize assets to enhance shareholder value and improve our liquidity profile, in addition to selling or disposing of older, lower-specification or non-core rigs.

Contract Drilling Operations

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

  Of our 65 rigs, 32 are located in the Middle East, Africa and Asia Pacific (including three rigs under construction), 14 are located in North and South America (including Brazil) and 19 are located in Europe and the Mediterranean.

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

•
provisions permitting early termination of the contract (i) if the rig is lost or destroyed, (ii) if operations are suspended for a specified period of time due to various events, including damage or breakdown of major rig equipment, unsatisfactory performance, or "force majeure" events or (iii) at the convenience (without cause) of the customer (in certain cases obligating the customer to pay us an early termination fee providing some level of compensation to us for the remaining term),

•
payment of compensation to us (generally in U.S. dollars although some contracts require a portion of the compensation to be paid in local currency) on a "day work" basis such that we receive a fixed amount for each day ("day rate") that the drilling unit is under contract (lower day rates generally apply for limited periods when operations are suspended due to various events, including during delays that are beyond our reasonable control, during repair of equipment damage or breakdown and during periods of re-drilling damaged portions of the well, and no day rate ("zero rate") generally applies when these limited periods are exceeded until the event is remediated, and during periods to remediate unsatisfactory performance or other specified conditions),

•	payment by us of the operating expenses of the drilling unit, including crew labor and incidental rig supply and maintenance costs,

•
mobilization and demobilization requirements of us to move the drilling unit to and from the planned drilling site, and may include reimbursement of a portion of these moving costs by the customer in the form of an up-front payment, additional day rate over the contract term or direct reimbursement, and

•
provisions allowing us to recover certain labor and other operating cost increases, including certain cost increases due to changes in applicable law, from our customers through day rate adjustment or direct reimbursement for contracts with terms in excess of one year.

In general, recent contract awards have been subject to an extremely competitive bidding process. The intense pressure on operating day rates has resulted in rates that approximate direct operating expenses and contain other less favorable contractual and commercial terms, including reduced or no mobilization and/or demobilization fees; reduced day rates or zero day rates during downtime due to damage or failure of our equipment; reduced standby, redrill and moving rates and reduced periods in which such rates are payable; reduced caps on reimbursements for lost or damaged downhole tools; reduced periods to remediate downtime due to equipment breakdowns or failure to perform in accordance with the contractual standards of performance before the operator may terminate the contract; certain limitations on our ability to be indemnified from operator and third party damages caused by our fault, resulting in increases in the nature and amounts of liability allocated to us; and reduced or no early termination fees and/or termination notice periods.

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

Backlog Information

Our contract drilling backlog reflects commitments, represented by signed drilling contracts, and was calculated by multiplying the contracted day rate by the contract period. The contracted day rate excludes certain types of lump sum fees for rig mobilization, demobilization, contract preparation, as well as customer reimbursables and bonus opportunities. Contract backlog was adjusted for drilling contracts signed or terminated after each respective balance sheet date but prior to filing each of our annual reports on Form 10-K on February 27, 2018 and February 28, 2017, respectively.

The following table summarizes our contract backlog of business as of December 31, 2017 and 2016 (in millions):

	2017	2016
Floaters	$1,578.3	$2,154.9
Jackups	1,013.0	1,185.0
Other	229.7	281.4
Total	$2,821.0	$3,621.3

As of December 31, 2017, our backlog was $2.8 billion as compared to $3.6 billion as of December 31, 2016. Our floater backlog declined $576.6 million primarily due to revenues realized during 2017, partially offset by contract extensions and new contract awards. The remaining $223.7 million decline primarily related to our jackups segment and was largely due to revenues realized during 2017, contract concessions and contract terminations, partially offset by contract extensions and new contract awards.

The following table summarizes our contract backlog of business as of December 31, 2017 and the periods in which such revenues are expected to be realized (in millions):

	2018	2019	2020	2021 and Beyond	Total
Floaters	$851.2	$519.7	$207.4	$—	$1,578.3
Jackups	499.1	214.6	137.5	161.8	1,013.0
Other	56.7	56.7	56.9	59.4	229.7
Total	$1,407.0	$791.0	$401.8	$221.2	$2,821.0

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

See "Item 1A. Risk Factors - Our current backlog of contract drilling revenue may not be fully realized and may decline significantly in the future, which may have a material adverse effect on our financial position, results of operations and cash flows” and “Item 1A. Risk Factors - We may suffer losses if our customers terminate or seek to renegotiate our contracts, if operations are suspended or interrupted or if a rig becomes a total loss.”

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

Our insurance policies typically consist of 12-month policy periods, and the next renewal date for a substantial portion of our insurance program is scheduled for May 31, 2018. Our insurance program provides coverage, subject to the policies' terms and conditions and to the extent not otherwise assumed by the customer under the indemnification provisions of the drilling contract, for third-party claims arising from our operations, including third-party claims arising from well-control events, named windstorms, sudden and accidental pollution originating from our rigs, wrongful death and personal injury. Third-party pollution claims could also arise from damage to adjacent pipelines and from spills of fluids maintained on the drilling unit. Generally, our program provides liability coverage up to $750.0 million, with a per occurrence deductible of $10.0 million or less. We retain the risk for liability not indemnified by the customer in excess of our insurance coverage.

Well-control events generally include an unintended flow from the well that cannot be contained by using equipment on site (e.g., a blowout preventer), by increasing the weight of drilling fluid or by diverting the fluids safely into production facilities. In addition to the third-party coverage described above, for claims relating to a well-control event, we also have $150.0 million of coverage available to pay costs of controlling and re-drilling of the well and third-party pollution claims.

Our insurance program also provides first party coverage to us for physical damage to, including total loss or constructive total loss of, our rigs, generally excluding damage arising from a named windstorm in the U.S. Gulf of Mexico. This coverage is based on an agreed amount for each rig and has a per occurrence deductible for losses ranging from $15.0 million to $25.0 million. Due to the significant premium, high deductible and limited coverage, we decided not to purchase first party windstorm insurance for our rigs in the U.S. Gulf of Mexico. Accordingly, we have retained the risk for windstorm damage to our six jackups and six floaters in the U.S. Gulf of Mexico.

Our drilling contracts customarily provide that each party is responsible for injuries or death to their respective personnel and loss or damage to their respective property (including the personnel and property of each parties’ contractors and subcontractors) regardless of the cause of the loss or damage. However, in certain drilling contracts our customer’s responsibility for damage to its property and the property of its other contractors contains an exception to the extent the loss or damage is due to our negligence, which exception is usually subject to negotiated caps on a per occurrence basis, although in some cases we assume responsibility for all damages due to our negligence.  In addition, our drilling contracts typically provide for our customers to indemnify us, generally based on replacement cost minus some level of depreciation, for loss or damage to our down-hole equipment, and in some cases for a limited amount of the replacement cost of our subsea equipment, unless the damage is caused by our negligence, normal wear and tear or defects in our equipment.

Subject to the exceptions noted below, our customers typically assume most of the responsibility for and indemnify us from any loss, damage or other liability resulting from pollution or contamination arising from operations, including as a result of blowouts, cratering and seepage, when the source of the pollution originates from the well or reservoir, including costs for clean-up and removal of pollution and third-party damages. In most drilling contracts, we assume liability for third-party damages resulting from such pollution and contamination caused by our negligence, usually subject to negotiated caps on a per occurrence or per event basis. In addition, in substantially all of our contracts, the customer assumes responsibility and indemnifies us for loss or damage to the reservoir, for loss of hydrocarbons escaping from the reservoir and for the costs of bringing the well under control.  Further, subject to the exceptions noted below, most of our contracts provide that the customer assumes responsibility and indemnifies us for loss or damage to the well, except when the loss or damage to the well is due to our negligence, in which case most of our contracts provide that the customer's sole remedy is to require us to redrill the lost or damaged portion of the well at a substantially reduced rate and, in some cases, pay for some of the costs to repair the well.

Most of our drilling contracts incorporate a broad exclusion that limits the operator's indemnity for damages and losses resulting from our gross negligence and willful misconduct and for fines and penalties and punitive damages levied or assessed directly against us. This exclusion overrides other provisions in the contract that would otherwise limit our liability for ordinary negligence. In most of these cases, we are still able to negotiate a liability cap (although these caps are significantly higher than the caps we are able to negotiate for ordinary negligence) on our exposure for losses or damages resulting from our gross negligence. In certain cases, the broad exclusion only applies to losses or damages resulting from the gross negligence of our senior supervisory personnel. However, in some cases we have contractually assumed significantly increased exposure or unlimited exposure for losses and damages due to the gross negligence of some or all our personnel, and in most cases, we are not able to contractually limit our exposure for our willful misconduct.

Notwithstanding our negotiation of express limitations in our drilling contracts for losses or damages resulting from our ordinary negligence and any express limitations (albeit usually much higher) for losses or damages in the event of our gross negligence, under the applicable laws that govern certain of our drilling contracts, the courts will not enforce any indemnity for losses and damages that result from our gross negligence or willful misconduct. As a result, under the laws of such jurisdictions, the indemnification provisions of our drilling contracts that would otherwise limit our liability in the event of our gross negligence or willful misconduct are deemed to be unenforceable as being contrary to public policy, and we are exposed to unlimited liability for losses and damages that result from our gross negligence or willful misconduct, regardless of any express limitation of our liability in the relevant drilling contracts. Under the laws of certain jurisdictions, an indemnity from an operator for losses or damages of third parties resulting from our gross negligence is enforceable but an indemnity for losses or damages of the operator is not enforceable. In such cases, the contractual indemnity obligation of the operator to us would be enforceable with respect to third-party claims for losses of damages, such as may arise in pollution claims, but the contractual indemnity obligation of the operator to us with respect to injury or death to the operator's personnel, the operator’s damages to the well, to the reservoir and for the costs of well control would not be enforceable. Furthermore, although there is a lack of precedential authority for these types of claims in countries where the civil law is applied, in those situations where a fault based codified civil law system is applicable to our drilling contracts, as opposed to the common law system, the courts generally will not enforce a contractual indemnity clause that totally indemnifies us from losses or damages due to our gross negligence, but may enforce the contractual indemnity over and above a cap on our liability for gross negligence, assuming the cap requires us to accept a significant amount of liability.

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

Major Customers

We provide our contract drilling services to major international, government-owned and independent oil and gas companies. During 2017, our five largest customers accounted for 66% of consolidated revenues. Total, BP and Petrobras, our largest customers, accounted for 22%, 15% and 11% of consolidated revenues, respectively.

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

Governmental Regulation and Environmental Matters

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

Our operations are subject to laws and regulations controlling the discharge of materials into the environment, pollution, contamination and hazardous waste disposal or otherwise relating to the protection of the environment. Environmental laws and regulations specifically applicable to our business activities could impose significant liability on us for damages, clean-up costs, fines and penalties in the event of oil spills or similar discharges of pollutants or contaminants into the environment or improper disposal of hazardous waste generated in the course of our operations, which may not be covered by contractual indemnification or insurance, or for which indemnity is prohibited by applicable law and could have a material adverse effect on our financial position, operating results and cash flows.  To date, such laws and regulations have not had a material adverse effect on our operating results, and we have not experienced an accident that has exposed us to material liability arising out of or relating to discharges of pollutants into the environment.  However, the legislative, judicial and regulatory response to any well-control incidents could substantially increase our customers' liabilities in respect of oil spills and also could increase our liabilities. In addition to potential increased liabilities, such legislative, judicial or regulatory action could impose increased financial, insurance or other requirements that may adversely impact the entire offshore drilling industry.

The International Convention on Oil Pollution Preparedness, Response and Cooperation, the International Convention on Civil Liability for Oil Pollution Damage 1992, the U.K. Merchant Shipping Act 1995, Marpol 73/78 (the International Convention for the Prevention of Pollution from Ships), the U.K. Merchant Shipping (Oil Pollution Preparedness, Response and Co-operation Convention) Regulations 1998, as amended, and other related legislation and regulations and the Oil Pollution Act of 1990 ("OPA 90"), as amended, the Clean Water Act and other U.S. federal statutes applicable to us and our operations, as well as similar statutes in Texas, Louisiana, other coastal states and other non-U.S. jurisdictions, address oil spill prevention, reporting and control and have significantly expanded potential liability, fine and penalty exposure across many segments of the oil and gas industry. Such statutes and related regulations impose a variety of obligations on us related to the prevention of oil spills, disposal of waste and liability for resulting damages. For instance, OPA 90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs as well as a variety of fines, penalties and damages. Similar environmental laws apply in our other areas of operation. Failure to comply with these statutes and regulations, including OPA 90, may subject us to civil or criminal enforcement action, which may not be covered by contractual indemnification or insurance, or for which indemnity is prohibited under applicable law, and could have a material adverse effect on our financial position, operating results and cash flows.

High-profile and catastrophic events such as the 2010 Macondo well incident, have heightened governmental and environmental concerns about the oil and gas industry. From time to time, legislative proposals have been introduced that would materially limit or prohibit offshore drilling in certain areas.  We are adversely affected by restrictions on drilling in certain areas of the U.S. Gulf of Mexico and elsewhere, including the adoption of additional safety requirements and policies regarding the approval of drilling permits and restrictions on development and production activities in the U.S. Gulf of Mexico that have and may further impact our operations.

As a result of Macondo, the Bureau of Safety and Environmental Enforcement ("BSEE") issued a drilling safety rule in 2012 that included requirements for the cementing of wells, well-control barriers, blowout preventers, well-control fluids, well completions, workovers and decommissioning operations. BSEE also issued regulations requiring operators to have safety and environmental management systems ("SEMS") prior to conducting operations and requiring operators and contractors to agree on how the contractors will assist the operators in complying with the SEMS. In addition, in August 2012, BSEE issued an Interim Policy Document ("IPD") stating that it would begin issuing Incidents of Non-Compliance ("INC's") to contractors as well as operators for serious violations of BSEE regulations. Following federal court decisions successfully challenging the scope of BSEE’s jurisdiction over offshore contractors, this IPD has been removed from the list of IPDs on the BSEE website. If this judicial precedent stands, it may reduce regulatory and civil litigation liability exposures.

In late 2014, the United States Coast Guard ("USCG") proposed new regulations that would impose GPS equipment and positioning requirements for mobile offshore drilling units and jackup rigs operating in the U.S. Gulf of Mexico and issued notices regarding the development of guidelines for cybersecurity measures used in the marine and offshore energy sectors for all vessels and facilities that are subject to the Maritime Transportation Security Act of 2002 ("MTSA"), including our rigs. The regulations imposing GPS equipment and positioning requirements have not yet been issued.  On July 12, 2017, the USCG announced the availability of and requested comments on draft guidelines for addressing cyber risks at MTSA-regulated facilities. On July 28, 2016, BSEE adopted a new well-control rule that will be implemented in phases over the next several years (the "2016 Well Control Rule"). This new rule includes more stringent design requirements for well-control equipment used in offshore drilling operations. We are continuing to evaluate the cost and effect that these new rules will have on our operations. Based on our current assessment of the rules, we do not expect to incur significant costs to comply with the 2016 Well Control Rule. The 2016 Well Control Rule is currently under review by BSEE pursuant to Executive Order (“EO”) 13783 (“Promoting Energy Independence and Economic Growth”) and Section 7 of EO 13795 (“Implementing an America-First Offshore Energy Strategy”), to determine if the rule should be revised to encourage energy exploration and production on the Outer Continental Shelf, while still providing for safe and environmentally responsible exploration and production activities.

The continuing and evolving threat of cyber attacks will likely require increased expenditures to strengthen cyber risk management systems for MODUs and onshore facilities. For example, on May 11, 2017, President Trump issued EO 13800, entitled Strengthening the Cybersecurity of Federal Networks and Critical Infrastructure, which is intended to improve the nation's ability to defend against increasing and evolving cyber attacks, and in July 2017 the USCG issued proposed cybersecurity guidelines for port facilities and offshore facilities, including mobile offshore drilling units, that could be impacted by cyber attacks. We cannot currently estimate the future expenditures associated with increased regulatory requirements, which may be material, and we continue to monitor regulatory changes as they occur.

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

Non-U.S. Operations

Revenues from non-U.S. operations were 92%, 81% and 72% of our total consolidated revenues during 2017, 2016 and 2015, respectively. Our non-U.S. operations and shipyard rig construction and enhancement projects are subject to political, economic and other uncertainties, including:

•	terrorist acts, war and civil disturbances,

•	expropriation, nationalization, deprivation or confiscation of our equipment or our customer's property,

•	repudiation or nationalization of contracts,

•	assaults on property or personnel,

•	piracy, kidnapping and extortion demands,

•	significant governmental influence over many aspects of local economies and customers,

•	unexpected changes in law and regulatory requirements, including changes in interpretation or enforcement of existing laws,

•	work stoppages, often due to strikes over which we have little or no control,

•	complications associated with repairing and replacing equipment in remote locations,

•	limitations on insurance coverage, such as war risk coverage, in certain areas,

•	imposition of trade barriers,

•	wage and price controls,

•	import-export quotas,

•	exchange restrictions,

•	currency fluctuations,

•	changes in monetary policies,

•	uncertainty or instability resulting from hostilities or other crises in the Middle East, West Africa, Latin America or other geographic areas in which we operate,

•	changes in the manner or rate of taxation,

•	limitations on our ability to recover amounts due,

•	increased risk of government and vendor/supplier corruption,

•	increased local content requirements,

•	the occurrence or threat of epidemic or pandemic diseases or any government response to such occurrence or threat;

•	changes in political conditions, and

•	other forms of government regulation and economic conditions that are beyond our control.

See "Item 1A. Risk Factors - Our non-U.S. operations involve additional risks not associated with U.S. operations."
Executive Officers
Officers generally serve for a one-year term or until successors are elected and qualified to serve. The table below sets forth certain information regarding our executive officers:

Name	Age	Position
Carl G. Trowell	49	President and Chief Executive Officer
P. Carey Lowe	59	Executive Vice President - Chief Operating Officer
Jonathan Baksht	42	Senior Vice President and Chief Financial Officer
Steven J. Brady	58	Senior Vice President - Eastern Hemisphere
John S. Knowlton	58	Senior Vice President - Technical
Gilles Luca	46	Senior Vice President - Western Hemisphere
Michael T. McGuinty	55	Senior Vice President - General Counsel and Secretary

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

Steven J. Brady joined Ensco in 2002 and was appointed to his current position of Senior Vice President – Eastern Hemisphere in December 2014. Prior to his current position, Mr. Brady served as Senior Vice President - Western Hemisphere, Vice President – Europe and Mediterranean, General Manager – Middle East and Asia Pacific, and in other leadership positions in the Eastern Hemisphere. In 2018, Mr. Brady was elected the Chairman of the Executive Committee for the International Association of Drilling Contractors. Prior to joining Ensco, Mr. Brady spent 18 years in various technical and managerial roles for ConocoPhillips in locations around the world. Mr. Brady holds a Bachelor of Science Degree in Petroleum Engineering from Mississippi State University.

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

Employees

We employed approximately 5,400 personnel worldwide as of December 31, 2017.  The majority of our personnel work on rig crews and are compensated on an hourly basis.

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

Item 1A.  Risk Factors

Risks Related to Our Business

There are numerous factors that affect our business and operating results, many of which are beyond our control. The following is a description of significant factors that might cause our future operating results to differ materially from those currently expected. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not specified herein, not currently known to us or currently deemed to be immaterial also may materially adversely affect our business, financial position, operating results or cash flows.

The success of our business largely depends on the level of activity in the oil and gas industry, which can be significantly affected by volatile oil and natural gas prices.

The success of our business largely depends on the level of activity in offshore oil and natural gas exploration, development and production. Oil and natural gas prices, and market expectations of potential changes in these prices, significantly affect the level of drilling activity. Historically, when drilling activity and operator capital spending decline, utilization and day rates also decline and drilling may be reduced or discontinued, resulting in an oversupply of drilling rigs. The oversupply of drilling rigs will be exacerbated by the entry of newbuild rigs into the market. Oil and natural gas prices have historically been volatile, and have declined significantly from prices in excess of $100 since mid-2014 causing operators to reduce capital spending and cancel or defer existing programs, substantially reducing the opportunities for new drilling contracts. Oil prices have rebounded off the 12-year lows experienced during early 2016, and during 2017 have experienced the first increase in average prices since 2014, with prices ranging from a low of $44 to $67 per barrel. While commodity prices have improved, they have not improved to a level that supports increased rig demand sufficient to absorb existing rig supply and generate meaningful increases in day rates. We expect these trends to continue as long as commodity prices and rig supply remain at current levels. The lack of a meaningful recovery of oil and natural gas prices or further price reductions or volatility in prices, may cause our customers to maintain historically low levels or further reduce their overall level of activity, in which case demand for our services may further decline and revenues may continue to be adversely affected through lower rig utilization and/or lower day rates.  Numerous factors may affect oil and natural gas prices and the level of demand for our services, including:

•	regional and global economic conditions and changes therein,

•	oil and natural gas supply and demand,

•	expectations regarding future energy prices,

•	the ability of the Organization of Petroleum Exporting Countries ("OPEC") to reach further agreements to set and maintain production levels and pricing and to implement existing and future agreements,

•	capital allocation decisions by our customers, including the relative economics of offshore development versus onshore prospects,

•	the level of production by non-OPEC countries,

•	U.S. and non-U.S. tax policy,

•	advances in exploration and development technology,

•	costs associated with exploring for, developing, producing and delivering oil and natural gas,

•	the rate of discovery of new oil and gas reserves and the rate of decline of existing oil and gas reserves,

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

In addition, continued hostility in foreign countries and the occurrence or threat of terrorist attacks against the United States or other countries could create downward pressure on the economies of the United States and other countries. Moreover, higher commodity prices may not necessarily translate into increased activity, and even during periods of high commodity prices, customers may cancel or curtail their drilling programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, including their lack of success in exploration efforts. Advances in onshore exploration and development technologies, particularly with respect to onshore shale, could also result in our customers allocating more of their capital expenditure budgets to onshore exploration and production activities and less to offshore activities. These factors could cause our revenues and profits to decline further, as a result of declines in utilization and day rates, and limit our future growth prospects. Any significant decline in day rates or utilization of our rigs, particularly our high-specification floaters, could materially reduce our revenues and profitability. In addition, these risks could increase instability in the financial and insurance markets and make it more difficult for us to access capital and obtain insurance coverage that we consider adequate or are otherwise required by our contracts.

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

The supply of offshore drilling rigs has increased significantly in recent years. Delivery of newbuild drilling rigs has increased and will continue to increase rig supply and could curtail a strengthening, or trigger a further reduction, in utilization and day rates. Currently, there are approximately 135 competitive newbuild drillships, semisubmersibles and jackup rigs reported to be on order or under construction with delivery expected by the end of 2020.  Approximately 83 of these rigs are scheduled for delivery during 2018, representing an approximate 13% increase in the total worldwide fleet of competitive offshore drilling rigs since year-end 2017. Many of these offshore drilling rigs do not have drilling contracts in place. In addition, the supply of marketed offshore drilling rigs could further increase due to depressed market conditions resulting in an increase in uncontracted rigs as existing contracts expire. There are no assurances that the market in general or a geographic region in particular will be able to fully absorb the supply of new rigs in future periods.

The significant decline in oil and gas prices and resulting reduction in spending by our customers, together with the increase in supply of offshore drilling rigs in recent years, has resulted in an oversupply of offshore drilling rigs and a decline in utilization and day rates, a situation which may persist for many years.

Such a prolonged period of reduced demand and/or excess rig supply may require us to idle or scrap additional rigs and enter into low day rate contracts or contracts with unfavorable terms. There can be no assurance that the current demand for drilling rigs will increase in the future. Any further decline in demand for drilling rigs or a continued oversupply of drilling rigs could adversely affect our financial position, operating results or cash flows.

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

Our three rigs under construction, which are scheduled for delivery between 2019 and 2020, are currently uncontracted. There is no assurance that we will secure drilling contracts for these rigs, or future rigs we construct or acquire, or that the drilling contracts we may be able to secure will be based upon rates and terms that will provide a reasonable rate of return on these investments. Our failure to secure contracts for these rigs at day rates and terms that result in a reasonable return upon completion of construction may result in a material adverse effect on our financial position, operating results or cash flows.

We may not achieve the intended results from the Merger, and we may not be able to successfully integrate our operations with Atwood after the Merger. Failure to successfully integrate Atwood may adversely affect our future results, and consequently, the value of our shares.

We consummated the Merger with the expectation that it would result in various benefits, including, among others, the expansion of our asset base and creation of synergies. We closed the Merger on October 6, 2017, however, achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the Atwood business can be integrated in an efficient and effective manner.

While we have successfully merged companies into our operations in the past, the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of our ongoing business, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Merger. Our combined operations could be adversely affected by issues attributable to Atwood’s historical operations that arose or are based on events or actions that occurred prior to the completion of the Merger. In addition, integrating Atwood’s employees and operations will require the time and attention of management, which may negatively impact our business. Events outside of our control, including changes in regulation and laws, could adversely affect our ability to realize the expected benefits from the Merger.

Our customers may be unable or unwilling to fulfill their contractual commitments to us, including their obligations to pay for losses, damages or other liabilities resulting from operations under the contract.

Certain of our customers are subject to liquidity risk and such risk could lead them to seek to repudiate, cancel or renegotiate our drilling contracts or fail to fulfill their commitments to us under those contracts. These risks are heightened in periods of depressed market conditions. Our drilling contracts provide for varying levels of indemnification from our customers, including with respect to well-control, reservoir liability and pollution. Our drilling contracts also provide for varying levels of indemnification and allocation of liabilities between our customers and us with respect to loss or damage to property and injury or death to persons arising from the drilling operations we perform. Under our drilling contracts, liability with respect to personnel and property customarily is generally allocated so that we and our customers each assume liability for our respective personnel and property. Our customers have historically assumed most of the responsibility for and indemnify us from any loss, damage or other liability resulting from pollution or contamination, including clean-up and removal and third-party damages arising from operations under the contract when the source of the pollution originates from the well or reservoir, including those resulting from blow-outs or cratering of the well. However, we generally assume a limited amount of liability for pollution damage caused by our negligence, which liability generally has caps for ordinary negligence, with much higher caps or unlimited liability where the damage is caused by our gross negligence. Notwithstanding a contractual indemnity from a customer, there can be no assurance that our customers will be financially able to assume their responsibility, or honor their indemnity to us, for such losses. In addition, under the laws of certain jurisdictions, such indemnities under certain circumstances are not enforceable if the cause of the damage was our gross negligence or willful misconduct. This could result in us having to assume liabilities in excess of those agreed in our contracts due to customer balance sheet or liquidity issues or applicable law.

We may suffer losses if our customers terminate or seek to renegotiate our contracts, if operations are suspended or interrupted or if a rig becomes a total loss.

In market downturns similar to the current environment, our customers may not be able to honor the terms of existing contracts, may terminate contracts even where there may be onerous termination fees, may seek to void or otherwise repudiate our contracts including by claiming we have breached the contract, or may seek to renegotiate contract day rates and terms in light of depressed market conditions. Since early 2015, we have renegotiated a number of contracts and received termination notices with respect to several of our rigs. Generally, our drilling contracts are subject to termination without cause or termination for convenience upon notice by the customer. In certain cases, our contracts require the customer to pay an early termination payment in the event of a termination for convenience (without cause). Such payment would provide some level of compensation to us for the lost revenue from the contract and in many cases would not fully compensate us for the lost revenue. Certain of our contracts permit termination by the customer without an early termination payment. Furthermore, financially distressed customers may seek to negotiate reduced termination payments as part of a restructuring package.

We are currently engaged in discussions with our customer for the ENSCO DS-8 drilling contract. Our experience with these discussions are that they can lead to a blend and extend arrangement, no change to the contract or termination according to the termination for convenience provisions of the contract. There can be no assurance that we will be able to come to an agreement with our customer to revise the commercial terms of the ENSCO DS-8 drilling contract or that the contract will not be terminated. If we negotiate a blend and extend arrangement with our ENSCO DS-8 customer, the contract term would be extended but the day rate would be reduced for all or some portion of the contract term. If we are unable to reach an agreement on revised mutually beneficial commercial terms, the parties will remain subject to the terms of the ENSCO DS-8 contract, which provide that if the contract were terminated by the customer for convenience, we would be paid daily termination fees through November 2020. For the first 90 days following any such termination, the daily termination fee paid by the customer would be equal to the then-current operating day rate. For the remaining term through November 2020, the daily termination fee would be equal to 75% of the then-current operating day rate. If the contract were terminated for convenience and the ENSCO DS-8 were re-contracted prior to November 2020 for a day rate less than the operating day rate, the customer would be obligated to compensate us for any difference between the re-contracted operating rate and the full operating day rate through the end of the ENSCO DS-8 contract. In accordance with these contract terms, if the drillship were to be re-contracted after such a termination, we would not anticipate that our financial results would be materially impacted during the re-contracted period. While we believe that the ENSCO DS-8's technical capabilities and operational excellence make the drillship a marketable asset, should the drillship not be re-contracted after a termination for convenience, the reduction in day rate over the remaining term of the contract would be substantially offset by a reduction in operating costs, and we would expect no more than a $15 million per annum EBITDA impact for the remaining term through November 2020.

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

If a customer cancels a contract or if we terminate a contract due to the customer’s breach and, in either case, we are unable to secure a new contract on a timely basis and on substantially similar terms, or if a contract is disputed or suspended for an extended period of time or renegotiated, it could materially and adversely affect our financial position, operating results or cash flows.

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

During 2017, we recognized a pre-tax, non-cash loss on impairment of $182.9 million related to two floaters and one jackup rig, all of which are older, less capable, non-core assets in our fleet. During the three years ended December 31, 2017, we have recorded pre-tax, non-cash losses on impairment of long-lived assets and goodwill of $3.1 billion. Further asset impairments may be necessary if market conditions remain depressed for longer than we expect. We have no goodwill on our balance sheet as of December 31, 2017 and 2016. See Note 4 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

The loss of a significant customer could adversely affect us.

We provide our services to major international, government-owned and independent oil and gas companies.  During 2017, our five largest customers accounted for 66% of our consolidated revenues in the aggregate, with our largest customer representing 22% of our consolidated revenues.  Our financial position, operating results or cash flows may be materially adversely affected if a major customer terminates its contracts with us, fails to renew its existing contracts with us, requires renegotiation of our contracts or declines to award new contracts to us.

Our current backlog of contract drilling revenue may not be fully realized and may decline significantly in the future, which may have a material adverse effect on our financial position, operating results or cash flows.

As of December 31, 2017, our contract backlog was approximately $2.8 billion, which represents a decline of $800.3 million since December 31, 2016. This amount reflects the remaining contractual terms multiplied by the applicable contractual day rate. The contractual revenue may be higher than the actual revenue we receive because of a number of factors, including rig downtime or suspension of operations. Several factors could cause rig downtime or a suspension of operations, many of which are beyond our control, including:

•	the early termination, repudiation or renegotiation of contracts,

•	breakdowns of equipment,

•	work stoppages, including labor strikes,

•	shortages of material or skilled labor,

•	surveys by government and maritime authorities,

•	periodic classification surveys,

•	severe weather, strong ocean currents or harsh operating conditions,

•	the occurrence or threat of epidemic or pandemic diseases or any government response to such occurrence or threat, and

•	force majeure events.

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

Our operations are subject to hazards inherent in the offshore drilling industry, such as blow-outs, reservoir damage, loss of production, loss of well-control, uncontrolled formation pressures, lost or stuck drill strings, equipment failures and mechanical breakdowns, punchthroughs, craterings, industrial accidents, fires, explosions, oil spills and pollution. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage, which could lead to claims by third parties or customers, suspension of operations and contract terminations. Our fleet is also subject to hazards inherent in marine operations, either while on-site or during mobilization, such as capsizing, sinking, grounding, collision, damage from severe weather and marine life infestations.  Additionally, a security breach of our information systems or other technological failure could lead to a material disruption of our operations, information systems and/or loss of business information, which could result in an adverse impact to our business.  Our drilling contracts provide for varying levels of indemnification from our customers, including with respect to well-control and subsurface risks. For example, most of our drilling contracts incorporate a broad exclusion that limits the customer's indemnity for damages and losses resulting from our gross negligence and willful misconduct and for fines and penalties and punitive damages levied or assessed directly against us. We also maintain insurance for personal injuries, damage to or loss of equipment and other insurance coverage for various business risks.

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

Certain areas in and near the U.S. Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Some of our drilling rigs in the U.S. Gulf of Mexico are located in areas that could cause them to be susceptible to damage and/or total loss by these storms, and we have a larger concentration of jackup rigs in the U.S. Gulf of Mexico than most of our competitors. We currently have six jackup rigs and six floaters in the U.S. Gulf of Mexico. Damage caused by high winds and turbulent seas could result in rig loss or damage, termination of drilling contracts for lost or severely damaged rigs or curtailment of operations on damaged drilling rigs with reduced or suspended day rates for significant periods of time until the damage can be repaired. Moreover, even if our drilling rigs are not directly damaged by such storms, we may experience disruptions in our operations due to damage to our customers' platforms and other related facilities in the area. Our drilling operations in the U.S. Gulf of Mexico have been impacted by hurricanes in the past, including the total loss of drilling rigs, with associated losses of contract revenues and potential liabilities.

Insurance companies incurred substantial losses in the offshore drilling, exploration and production industries as a consequence of hurricanes that occurred in the U.S. Gulf of Mexico during 2004, 2005 and 2008. Accordingly, insurance companies have substantially reduced the nature and amount of insurance coverage available for losses arising from named tropical storm or hurricane damage in the U.S. Gulf of Mexico and have dramatically increased the cost of available windstorm coverage. The tight insurance market not only applies to coverage related to U.S. Gulf of Mexico windstorm damage or loss of our drilling rigs, but also impacts coverage for any potential liabilities to third parties associated with property damage, personal injury or death and environmental liabilities, as well as coverage for removal of wreckage and debris associated with hurricane losses. We have no assurance that the tight insurance market for windstorm damage, liabilities and removal of wreckage and debris will not continue into the foreseeable future.

We do not purchase windstorm insurance for hull and machinery losses to our floaters arising from windstorm damage in the U.S. Gulf of Mexico due to the significant premium, high deductible and limited coverage for windstorm damage. We opted out of windstorm insurance for our jackups in the U.S. Gulf of Mexico during 2009 and have not since renewed that insurance. We believe it is no longer customary for drilling contractors with similar size and fleet composition to purchase windstorm insurance for rigs in the U.S. Gulf of Mexico for the aforementioned reasons. Accordingly, we have retained the risk of loss or damage for our six jackups and six floaters arising from windstorm damage in the U.S. Gulf of Mexico.

We have established operational procedures designed to mitigate risk to our jackup rigs in the U.S. Gulf of Mexico during hurricane season, and these procedures may result in a decision to decline to operate on a customer-designated location during hurricane season notwithstanding that the location, water depth and other standard operating conditions are within a rig's normal operating range. Our procedures and the associated regulatory requirements addressing Mobile Offshore Drilling Unit operations in the U.S. Gulf of Mexico during hurricane season, coupled with our decision to retain (self-insure) certain windstorm-related risks, may result in a significant reduction in the utilization of our jackup rigs in the U.S. Gulf of Mexico.

Our annual insurance policies are up for renewal effective May 31, 2018, and any retained exposures for property loss or damage and wreckage and debris removal or other liabilities associated with U.S. Gulf of Mexico tropical storms or hurricanes may have a material adverse effect on our financial position, operating results or cash flows if we sustain significant uninsured or underinsured losses or liabilities as a result of these storms or hurricanes.

Our non-U.S. operations involve additional risks not typically associated with U.S. operations.

Revenues from non-U.S. operations were 92%, 81% and 72% of our total revenues during 2017, 2016 and 2015, respectively. Our non-U.S. operations and shipyard rig construction and enhancement projects are subject to political, economic and other uncertainties, including:

•	terrorist acts, war and civil disturbances,

•	expropriation, nationalization, deprivation or confiscation of our equipment or our customer's property,

•	repudiation or nationalization of contracts,

•	assaults on property or personnel,

•	piracy, kidnapping and extortion demands,

•	significant governmental influence over many aspects of local economies and customers,

•	unexpected changes in law and regulatory requirements, including changes in interpretation or enforcement of existing laws,

•	work stoppages, often due to strikes over which we have little or no control,

•	complications associated with repairing and replacing equipment in remote locations,

•	limitations on insurance coverage, such as war risk coverage, in certain areas,

•	imposition of trade barriers,

•	wage and price controls,

•	import-export quotas,

•	exchange restrictions,

•	currency fluctuations,

•	changes in monetary policies,

•	uncertainty or instability resulting from hostilities or other crises in the Middle East, West Africa, Latin America or other geographic areas in which we operate,

•	changes in the manner or rate of taxation,

•	limitations on our ability to recover amounts due,

•	increased risk of government and vendor/supplier corruption,

•	increased local content requirements,

•	the occurrence or threat of epidemic or pandemic diseases or any government response to such occurrence or threat,

•	changes in political conditions, and

•	other forms of government regulation and economic conditions that are beyond our control.

We historically have maintained insurance coverage and obtained contractual indemnities that protect us from some, but not all, of the risks associated with our non-U.S. operations such as nationalization, deprivation, expropriation, confiscation, political and war risks. However, there can be no assurance that any particular type of contractual or insurance protection will be available in the future or that we will be able to purchase our desired level of insurance coverage at commercially feasible rates.  Moreover, we may initiate a self-insurance program through one or more captive insurance subsidiaries.  In circumstances where we have insurance protection for some or all of the risks sometimes associated with non-U.S. operations, such insurance may be subject to cancellation on short notice, and it is unlikely that we would be able to remove our rig or rigs from the affected area within the notice period. Accordingly, a significant event for which we are uninsured, underinsured or self-insured, or for which we have not received an enforceable contractual indemnity from a customer, could cause a material adverse effect on our financial position, operating results or cash flows.

In June 2016, the U.K. voted to exit from the E.U. (commonly referred to as “Brexit”). The impact of Brexit and the resulting U.K./E.U. relationship are uncertain for companies doing business both in the U.K. and the overall global economy. Approximately 9% of our total revenues were generated in the U.K. for the year ended December 31, 2017. Brexit, or similar events in other jurisdictions, can impact global markets, including foreign exchange and securities markets, which may have an adverse impact on our business and operations as a result of changes in currency exchange rates, tariffs, treaties and other regulatory matters.

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

The laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. These laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our operations. Shipments can be delayed and denied export or entry for a variety of reasons, some of which are outside our control and some of which may result from failure to comply with existing legal and regulatory regimes. Shipping delays or denials could cause unscheduled operational downtime, reduced day rates during such downtime and contract cancellations. Any failure to comply with applicable legal and regulatory trading obligations also could result in criminal and civil penalties and sanctions, such as fines, imprisonment, exclusion from government contracts, seizure of shipments and loss of import and export privileges.

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

We currently own and operate 18 rigs that are contracted with national oil companies. The terms of these contracts are often non-negotiable and may expose us to greater commercial, political and operational risks than we assume in other contracts, such as exposure to materially greater environmental liability, personal injury and other claims for damages (including consequential damages), or the risk that the contract may be terminated by our customer without cause on short-term notice, contractually or by governmental action, under certain conditions that may not provide us with an early termination payment. We can provide no assurance that the increased risk exposure will not have an adverse impact on our future operations or that we will not increase the number of rigs contracted to national oil companies with commensurate additional contractual risks.

We may reduce or suspend our dividend in the future.

Our Board of Directors declared a $0.01 quarterly cash dividend per Class A ordinary share for each quarter during 2016 and 2017, a $0.14 reduction from the $0.15 dividend per share paid for each quarter during 2015. In the future, our Board of Directors may, without advance notice, further reduce or suspend our dividend in order to improve our financial flexibility and best position us for long-term success. The declaration and amount of future dividends is at the discretion of our Board of Directors and will depend on our profitability, liquidity, financial condition, market outlook, reinvestment opportunities, capital requirements, restrictions and limitations in our credit facility and other debt documents and other factors and restrictions our Board of Directors deems relevant. There can be no assurance that we will pay a dividend in the future.

Legal and regulatory proceedings could adversely affect us.

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

In 2015, we became aware of an internal audit report by Petrobras alleging irregularities in relation to a drilling services agreement Pride entered into for ENSCO DS-5. On January 4, 2016, we received a notice from Petrobras declaring the DS-5 drilling services contract between Petrobras and Ensco void effective immediately. Petrobras’ notice alleges that our former marketing consultant both received and procured improper payments from Samsung Heavy Industries for employees of Petrobras and that Pride had knowledge of this activity and assisted in the procurement of and/or facilitated these improper payments. Our Audit Committee appointed independent counsel to lead an investigation into the alleged irregularities. We cannot predict whether any governmental authority will open an investigation into Pride's involvement in this matter, or if a proceeding were opened, the scope or ultimate outcome of any such investigation. See "Item 3. Legal Proceedings - Brazil Internal Investigation" and "Item 3. Legal Proceedings - DSA Dispute" for further information on the investigation.

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

Hurricanes Katrina and Rita in 2005 and Hurricanes Gustav and Ike in 2008 caused damage to a number of rigs in the Gulf of Mexico. Rigs that were moved off location by the storms damaged platforms, pipelines, wellheads and other drilling rigs. As a result of jackup rig fitness requirements during hurricane seasons issued by BSEE and its predecessor agency, jackup rigs in the U.S. Gulf of Mexico are required to operate with a higher air gap (the space between the water level and the bottom of the rig's hull) during hurricane season, effectively reducing the water depth in which they can operate. The guidelines also provide for enhanced information and data requirements from oil and gas companies operating in the U.S. Gulf of Mexico.

Following the 2010 Macondo well incident in the U.S. Gulf of Mexico, the U.S. Department of the Interior issued Notices to Lessees (“NTLs"), implementing new requirements and/or guidelines that are applicable to drilling operations in the U.S. Gulf of Mexico. Current or future NTLs or other rules, directives and regulations may further impact our customers' ability to obtain permits and commence or continue deep or shallow water operations in the U.S. Gulf of Mexico. In 2016, BSEE promulgated the 2016 Well Control Rule imposing new requirements for well-control and blowout prevention equipment that could increase our costs and cause delays in our operations due to unavailability of associated equipment. The 2016 Well Control Rule is currently under review by BSEE pursuant to EO 13783 (“Promoting Energy Independence and Economic Growth”) and Section 7 of EO 13795 (“Implementing an America-First Offshore Energy Strategy”), to determine if the rule should be revised to encourage energy exploration and production on the Outer Continental Shelf, while still providing for safe and environmentally responsible exploration and production activities.

Also, as a result of the Macondo well incident, BSEE and its predecessor agency promulgated regulations regarding SEMS. Although only operators are currently required to have a SEMS, the SEMS regulations require written agreements between operators and contractors regarding the contractors’ support of the operators' safety and environmental policies at the worksite, including requirements for personnel training and written safe work practices. In addition, BSEE has in the past stated that future rulemaking may require offshore drilling contractors to implement their own SEMS programs. The current SEMS regulations and the possibility of additional SEMS rules for contractors could expose us to increased costs.

In 2012, BSEE issued an IPD for use by BSEE inspectors in INCs to contractors operating under BSEE jurisdiction on the Outer Continental Shelf of the U.S. Gulf of Mexico. The stated purpose of the policy was to provide for consistency in application of BSEE enforcement authority by establishing guidelines for issuance of INCs to contractors in addition to operators. The policy indicated that BSEE’s enforcement actions would continue to focus primarily on lessees and operators, but that “in appropriate circumstances” BSEE also would issue INCs to contractors for “serious violations” of BSEE regulations. Following federal court decisions successfully challenging the scope of BSEE’s jurisdiction over offshore contractors, this IPD has been removed from the list of IPDs on the BSEE website. If this judicial precedent stands, it may reduce regulatory and civil litigation liability exposures.

Since 2014, the United States Coast Guard has proposed new regulations that would impose GPS equipment and positioning requirements for mobile offshore drilling units and jackup rigs operating in the U.S. Gulf of Mexico and issued notices regarding the development of guidelines for cybersecurity measures used in the marine and offshore energy sectors for all vessels and facilities that are subject to the MTSA, including our rigs. In 2016, BSEE adopted the 2016 Well Control Rule, which will be implemented in phases over the next several years. This new rule includes more stringent design requirements for well-control equipment used in offshore drilling operations. This rule is currently under review by BSEE and potentially could become less stringent as a result of such review. We are continuing to evaluate the cost and effect that these new rules will have on our operations. However, based on our current assessment of the rules, we do not expect to incur significant costs to comply with the rule. Implementation of further guidelines and regulations may subject us to increased costs and limit the operational capabilities of our rigs.

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

Geopolitical events have resulted in military actions, terrorist, pirate and other armed attacks, civil unrest, political demonstrations, mass strikes and government responses. Military action by the United States or other nations could escalate, and acts of terrorism, piracy, kidnapping, extortion, acts of war, violence, civil war or general disorder may initiate or continue. Such acts could be directed against companies such as ours. Such developments have caused instability in the world’s financial and insurance markets in the past. In addition, these developments could lead to increased volatility in prices for oil and natural gas and could affect the markets for our services. Insurance premiums could increase and coverage for these kinds of events may be unavailable in the future. Any or all of these effects could have a material adverse effect on our financial position, operating results or cash flows.

Rig construction, upgrade and enhancement projects are subject to risks, including delays and cost overruns, which could have a material adverse effect on our financial position, operating results or cash flows.

We currently have two ultra-deepwater drillships and one jackup rig under construction. In the future, we may construct additional rigs and continue to upgrade the capability and extend the service lives of our existing rigs. As a result of current market conditions, we may seek to delay delivery of our rigs under construction. We agreed with the shipyard constructing the ENSCO 123 to delay the delivery of the rig until the first quarter of 2019 and, prior to the closing of the Merger, Atwood agreed to delay the delivery of two ultra deepwater drillships into 2019 and 2020. During periods of heightened rig construction projects, shipyards and third-party equipment vendors may be under significant resource constraints to meet delivery obligations. Such constraints may lead to substantial delivery and commissioning delays, equipment failures and/or quality deficiencies. Furthermore, new drilling rigs may face start-up or other operational complications following completion of construction, upgrades or maintenance. Other unexpected difficulties, including equipment failures, design or engineering problems, could result in significant downtime at reduced or zero day rates or the cancellation or termination of drilling contracts.

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

We require skilled personnel to operate our drilling rigs and to provide technical services and support for our business. Historically, competition for the labor required for drilling operations and construction projects was intense as the number of rigs activated, added to worldwide fleets or under construction increased, leading to shortages of qualified personnel in the industry. During such periods of intensified competition, it is more difficult and costly to recruit and retain qualified employees, especially in foreign countries that require a certain percentage of national employees. If competition for labor were to intensify in the future, we could experience an increase in operating expenses, with a resulting reduction in net income, and our ability to fully staff and operate our rigs could be negatively affected.

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

The International Convention on Oil Pollution Preparedness, Response and Cooperation, the International Convention on Civil Liability for Oil Pollution Damage 1992, the U.K. Merchant Shipping Act 1995, Marpol 73/78 (the International Convention for the Prevention of Pollution from Ships), the U.K. Merchant Shipping (Oil Pollution Preparedness, Response and Co-operation Convention) Regulations 1998, as amended, and other related legislation and regulations and the OPA 90, as amended, the Clean Water Act, and other U.S. federal statutes applicable to us and our operations, as well as similar statutes in Texas, Louisiana, other coastal states and other non-U.S. jurisdictions, address oil spill prevention, reporting and control and have significantly expanded potential liability, fine and penalty exposure across many segments of the oil and gas industry.

Such statutes and related regulations impose a variety of obligations on us related to the prevention of oil spills, disposal of waste and liability for resulting damages. For instance, OPA 90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs as well as a variety of fines, penalties and damages. Although OPA 90 provides for certain limits of liability, such limits are not applicable where there is any safety violation or where gross negligence is involved. Failure to comply with these statutes and regulations, including OPA 90, may subject us to civil or criminal enforcement action, which may not be covered by contractual indemnification or insurance and could have a material adverse effect on our financial position, operating results or cash flows. Further, remedies under the Clean Water Act and related legislation and OPA 90 do not preclude claims under state regulations or civil claims for damages to third parties under state laws.

High profile and catastrophic events, including the 2010 Macondo well incident, have heightened governmental and environmental concerns about the risks associated with offshore oil and gas drilling. We are adversely affected by restrictions on drilling in certain areas in which we operate, including policies and guidelines regarding the approval of drilling permits, restrictions on development and production activities, and directives and regulations that have and may further impact our operations. From time to time, legislative and regulatory proposals have been introduced that would materially limit or prohibit offshore drilling in certain areas, or that would increase the liabilities or costs associated with offshore drilling. If new laws are enacted, or if government actions are taken that restrict or prohibit offshore drilling in our principal areas of operation or that impose environmental or other requirements that materially increase the liabilities, financial requirements or operating or equipment costs associated with offshore drilling, exploration, development, or production of oil and natural gas, our financial position, operating results or cash flows could be materially adversely affected.

Our debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2017, we had $4.8 billion in total debt outstanding, representing approximately 35.2% of our total capitalization. Our current indebtedness may have several important effects on our future operations, including:

•	a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest,

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

Our revolving credit facility places restrictions on us and certain of our subsidiaries with respect to incurring additional indebtedness and liens, making dividends and other payments to shareholders, repurchasing our common stock, repurchasing or redeeming certain other indebtedness which matures after the revolving credit facility, entering into mergers and other matters. Our revolving credit facility also requires compliance with covenants to maintain specified financial and guarantee coverage ratios. These restrictions may limit our flexibility in obtaining additional financing and in pursuing various business opportunities.

In addition, our access to credit and capital markets depends on the credit ratings assigned to our credit facility and our notes by independent credit rating agencies. In recent years, we have experienced downgrades in our corporate credit rating and the credit rating of our senior notes. Our access to credit and capital markets may be more limited because we no longer have an investment grade credit rating. Any additional actual or anticipated downgrades in our corporate credit rating or the credit rating of our notes could further limit our ability to access credit and capital markets, or to restructure or refinance our indebtedness. Furthermore, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants, which may further restrict our operations. With our current credit ratings below investment grade, we have no access to the commercial paper market. Limitations on our ability to access credit and capital markets could have a material adverse impact on our financial position, results of operations and liquidity.

We have historically made substantial capital expenditures to maintain our fleet to comply with laws and the applicable regulations and standards of governmental authorities and organizations, or to expand our fleet, and we may be required to make significant capital expenditures to maintain our competitiveness, which could adversely affect our financial condition, operating results or cash flows.

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

Additionally, in order to expand our fleet, we may require additional capital in the future. If we are unable to fund capital with cash flows from operations or sales of non-core assets, we may be required to either incur additional borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets may be limited by our financial condition at the time, by changes in laws and regulations (or interpretation thereof) and by adverse market conditions resulting from, among others, general economic conditions, contingencies and uncertainties that are beyond our control. If we raise funds by issuing equity securities, existing shareholders may experience dilution. Our failure to obtain the funds for necessary future capital expenditures could have a material adverse effect on our business and on our financial position, operating results or cash flows.

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

We depend on technologies, systems and networks to conduct our offshore and onshore operations, to collect payments from customers and to pay vendors and employees.  The risks associated with cyber incidents and attacks to our information technology systems could include disruptions of certain systems on our rigs; other impairments of our ability to conduct our operations; loss of intellectual property, proprietary information or customer and vendor data; disruption of our or our customers' operations; and increased costs to prevent, respond to or mitigate cybersecurity events.  Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks or our customers' and vendors' networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations and damage our reputation, which could adversely affect our financial position, operating results or cash flows.

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

We would be treated as a U.S. domestic corporation (that is, as a U.S. tax resident) for U.S. federal income tax purposes following the Merger pursuant to Section 7874 of the Internal Revenue Code if the percentage (by vote or value) of our shares considered to be held by former holders of shares of Atwood common stock after the Merger by reason of holding shares of Atwood common stock for purposes of Section 7874 of the Internal Revenue Code (the “Section 7874 Percentage”) was 80% or more.

The Section 7874 Percentage at the time of the Merger was less than 60%. The calculation of the Section 7874 Percentage, however, is complex, is subject to detailed regulations and is subject to factual uncertainties. As a result, the IRS could assert that the Section 7874 Percentage was greater than 80% and that we therefore are treated for U.S. federal income tax purposes as a U.S. domestic corporation (that is, as a U.S. tax resident) following the Merger. If the IRS successfully challenged our status as a foreign corporation, significant adverse tax consequences would result for us and for certain of our shareholders.

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

Governments may pass laws that subject us to additional taxation or may challenge our tax positions, which could adversely affect our financial position, operating results or cash flows.

There is increasing uncertainty with respect to tax laws, regulations and treaties, and the interpretation and enforcement thereof that may affect our business. The Organization for Economic Cooperation and Development (“OECD”) has issued its final reports on Base Erosion and Profit Shifting, which generally focus on situations where profits are earned in low-tax jurisdictions, or payments are made between affiliates from jurisdictions with high tax rates to jurisdictions with lower tax rates. Certain countries within which we operate have recently enacted changes to their tax laws in response to the OECD recommendations or otherwise and these and other countries may enact changes to their tax laws or practices in the future (prospectively or retroactively), which may have a material adverse effect on our financial position, operating results or cash flows. The recently enacted U.S. federal income tax reform legislation, informally known as the Tax Cuts and Jobs Act of 2017, made substantial changes in the taxation of U.S. and multinational corporations, including a significant reduction in the statutory corporate income tax rate, a limitation on the ability of corporations to deduct interest expense, the imposition of tax on low taxed intangible income of foreign subsidiaries, and the imposition of a base erosion anti-abuse tax.

In addition, our tax positions are subject to audit by U.K., U.S. and other foreign tax authorities. Such tax authorities may disagree with our interpretations or assessments of the effects of tax laws, treaties or regulations or their applicability to our corporate structure or certain transactions we have undertaken. Even if we are successful in maintaining our tax positions, we may incur significant expenses in defending our positions and contesting claims asserted by tax authorities. If we are unsuccessful in defending our tax positions, the resulting assessments or rulings could significantly impact our consolidated income taxes in past or future periods.

As a result of these uncertainties, as well as changes in the administrative practices and precedents of tax authorities or other matters (such as changes in applicable accounting rules) that increase the amounts we have provided for income taxes or deferred tax assets and liabilities in our consolidated financial statements, we cannot provide any assurances as to what our consolidated effective income tax rate will be in future periods.  If we are unable to mitigate the negative consequences of any change in law, audit or other matters, this could cause our consolidated income taxes to increase and cause a material adverse effect on our financial position, operating results or cash flows.

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

Because we are a public limited company incorporated under the Laws of England and Wales, investors could experience difficulty enforcing judgments obtained against us in U.S. courts. In addition, it may be more difficult (or impossible) to bring some types of claims against us in courts in England than it would be to bring similar claims against a U.S. company in a U.S. court.

We have less flexibility as a U.K. public limited company with respect to certain aspects of capital management than U.S. corporations due to increased shareholder approval requirements.

Directors of Delaware and other U.S. corporations may issue, without further shareholder approval, shares of common stock authorized in their certificates of incorporation that were not already issued or reserved.  The business corporation laws of Delaware and other U.S. states also provide substantial flexibility in establishing the terms of preferred stock. However, English law provides that a board of directors may only allot shares with the prior authorization of an ordinary resolution of the shareholders, which authorization must state the maximum amount of shares that may be allotted under it and specify the date on which it will expire, which must not be more than five years from the date on which the shareholder resolution is passed. An ordinary resolution was passed by shareholders at our last annual general meeting in 2017 to authorize the allotment of additional shares for a one-year term and this authority was further increased by shareholders at an additional general meeting in October 2017. As this authority will expire in August 2018, an ordinary resolution will be put to shareholders at our next annual shareholder meeting seeking their approval to renew the board's authority to allot shares for an additional one-year term.

English law also generally provides shareholders pre-emption rights over new shares that are issued for cash. However, it is possible, where the board of directors is generally authorized to allot shares, to exclude pre-emption rights by a special resolution of the shareholders or by a provision in the articles of association. Such exclusion of pre-emption rights will commonly cease to have effect at the same time as the general allotment authority to which it relates is revoked or expires. If the general allotment authority is renewed, the authority excluding pre-emption rights may also be renewed by a special resolution of the shareholders. A special resolution was passed, in conjunction with an allotment authority at our last annual general shareholder meeting in 2017, to disapply pre-emption rights for a one-year term and this authority was further increased by shareholders at an additional general meeting in October 2017. As this authority will expire in August 2018, special resolutions will be put to shareholders at our next annual shareholder meeting seeking their approval to renew the board's authority to disapply pre-emption rights for an additional one-year term.

English law prohibits us from conducting "on-market purchases" as our shares will not be traded on a recognized investment exchange in the U.K. English law also generally prohibits a company from repurchasing its own shares by way of "off-market purchases" without the approval by a special resolution of the shareholders of the terms of the contract by which the purchase(s) is affected. Such approval may only last for a maximum period of five years after the date on which the resolution is passed. A special resolution was passed at our annual shareholder meeting in May 2013 to permit the us to make "off-market" purchases of our own shares pursuant to certain purchase agreements for a five-year term.

We can provide no assurances that situations will not arise where such shareholder approval requirements for any of these actions would deprive our shareholders of substantial benefits.

Our articles of association contain anti-takeover provisions.

Certain provisions of our articles of association have anti-takeover effects, such as the ability to issue shares under the Rights Plan (as defined therein). These provisions are intended to ensure that any takeover or change of control of the Company is conducted in an orderly manner, all shareholders of the Company are treated equally and fairly and receive an optimum price for their shares and the long-term success of the Company is safeguarded. Under English law, it may not be possible to implement these provisions in all circumstances.

The Company is not subject to the U.K.'s Code on Takeovers and Mergers (the “Code”).

The Code only applies to an offer for a public company that is registered in the U.K. (or the Channel Islands or the Isle of Man) and the securities of which are not admitted to trading on a regulated market in the U.K. (or the Channel Islands or the Isle of Man) if the company is considered by the takeover panel (the "Takeover Panel") to have its place of central management and control in the U.K. (or the Channel Islands or the Isle of Man). This is known as the "residency test." The test for central management and control under the Code is different from that used by the U.K. tax authorities. Under the Code, the Takeover Panel will look to where the majority of the directors of the company are residents for the purposes of determining where the company has its place of central management and control. Accordingly, the Takeover Panel has previously indicated that the Code does not apply to the Company and the Company's shareholders therefore do not have the benefit of the protections the Code affords, including, but not limited to, the requirement that a person who acquires an interest in shares carrying 30% or more of the voting rights in the Company must make a cash offer to all other shareholders at the highest price paid in the 12 months before the offer was announced.

English law requires that we meet certain additional financial requirements before declaring dividends and returning funds to shareholders.

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

We may be unable to remit the profits of our subsidiaries in a timely or tax efficient manner. If at any time we do not have sufficient distributable reserves to declare and pay quarterly dividends, we may undertake a reduction in the capital of the Company, in addition to the reduction in capital taken in 2014, to reduce the amount of our share capital and non-distributable reserves and to create a corresponding increase in our distributable reserves out of which future distributions to shareholders can be made. To comply with English law, a reduction of capital would be subject to (a) approval of shareholders at a general meeting by special resolution; (b) confirmation by an order of the English Courts and (c) the Court order being delivered to and registered by the Registrar of Companies in England. If we were to pursue a reduction of capital of the Company as a course of action, and failed to obtain the necessary approvals from shareholders and the English Courts, we may undertake other efforts to allow the Company to declare dividends and return funds to shareholders.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Contract Drilling Fleet

The following table provides certain information about the rigs in our drilling fleet by reportable segment as of February 20, 2018:

Rig Name	Rig Type	Year Built/ Rebuilt	Design	Maximum Water Depth/ Drilling Depth	Location	Status
Floaters
ENSCO DS-3	Drillship	2010	Dynamically Positioned	10,000'/40,000'	Spain	Preservation stacked(1)
ENSCO DS-4	Drillship	2010	Dynamically Positioned	10,000'/40,000'	Nigeria	Under contract
ENSCO DS-5	Drillship	2011	Dynamically Positioned	10,000'/40,000'	Spain	Preservation stacked(1)
ENSCO DS-6	Drillship	2012	Dynamically Positioned	10,000'/40,000'	Egypt	Under contract
ENSCO DS-7	Drillship	2013	Dynamically Positioned	10,000'/40,000'	Spain	Under contract
ENSCO DS-8	Drillship	2015	Dynamically Positioned	10,000'/40,000'	Angola	Under contract
ENSCO DS-9	Drillship	2015	Dynamically Positioned	10,000'/40,000'	Singapore	Available
ENSCO DS-10	Drillship	2019	Dynamically Positioned	10,000'/40,000'	Nigeria	Under contract
ENSCO DS-11	Drillship	2013	Dynamically Positioned	12,000'/40,000'	Spain	Available
ENSCO DS-12	Drillship	2013	Dynamically Positioned	12,000'/40,000'	Mauritania/Senegal	Under contract
ENSCO DS-13	Drillship	2019	Dynamically Positioned	12,000'/40,000'	South Korea	Under construction(2)
ENSCO DS-14	Drillship	2020	Dynamically Positioned	12,000'/40,000'	South Korea	Under construction(2)
ENSCO 5004	Semisubmersible	1982/2001/2014	F&G Enhanced Pacesetter	1,500'/25,000'	Mediterranean	Under contract
ENSCO 5005	Semisubmersible	1982/2014	F&G Enhanced Pacesetter	1,500'/25,000'	Singapore	Preservation stacked(1)
ENSCO 5006	Semisubmersible	1999/2014	Bingo 8000	7,000'/25,000'	Australia	Under contract
ENSCO 6001	Semisubmersible	2000/2010/2014	Megathyst	5,600'/25,000'	Brazil	Under contract
ENSCO 6002	Semisubmersible	2001/2009/2015	Megathyst	5,600'/25,000'	Brazil	Under contract
ENSCO 7500	Semisubmersible	2000	Dynamically Positioned	8,000'/30,000'	Spain	Cold stacked
ENSCO 8500	Semisubmersible	2008	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Preservation stacked(1)
ENSCO 8501	Semisubmersible	2009	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Preservation stacked(1)
ENSCO 8502	Semisubmersible	2010/2012	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Preservation stacked(1)
ENSCO 8503	Semisubmersible	2010	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Under contract
ENSCO 8504	Semisubmersible	2011	Dynamically Positioned	8,500'/35,000'	Singapore	Under contract
ENSCO 8505	Semisubmersible	2012	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Under contract
ENSCO 8506	Semisubmersible	2012	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Preservation stacked(1)
ENSCO DPS-1	Semisubmersible	2012	Dynamically Positioned	10,000'/35,000'	Australia	Under contract
ENSCO MS-1	Semisubmersible	2011	Moored Ship	8200'/32,000'	Australia	Under contract

Jackups
ENSCO 54	Jackup	1982/1997/2014	F&G L-780 MOD II-C	300'/25,000'	Saudi Arabia	Under contract
ENSCO 67	Jackup	1976/2005	MLT 84-CE	400'/30,000'	Indonesia	Under contract
ENSCO 68	Jackup	1976/2004	MLT 84-CE	400'/30,000'	Gulf of Mexico	Under contract
ENSCO 70	Jackup	1981/1996/2014	Hitachi K1032N	250'/30,000	United Kingdom	Preservation stacked(1)
ENSCO 71	Jackup	1982/1995/2012	Hitachi K1032N	225'/25,000'	United Kingdom	Preservation stacked(1)
ENSCO 72	Jackup	1981/1996	Hitachi K1025N	225'/25,000'	Netherlands	Under contract
ENSCO 75	Jackup	1999	MLT Super 116-C	400'/30,000'	Gulf of Mexico	Under contract
ENSCO 76	Jackup	2000	MLT Super 116-C	350'/30,000'	Saudi Arabia	Under contract
ENSCO 80	Jackup	1978/1995	MLT 116-CE	225'/30,000'	United Kingdom	Under contract
ENSCO 81	Jackup	1979/2003	MLT 116-C	350'/30,000'	Gulf of Mexico	Cold stacked
ENSCO 82	Jackup	1979/2003	MLT 116-C	300'/30,000'	Gulf of Mexico	Cold stacked
ENSCO 84	Jackup	1981/2005/2012	MLT 82-SD-C	250'/25,000'	Saudi Arabia	Under contract
ENSCO 87	Jackup	1982/2006	MLT 116-C	350'/25,000'	Gulf of Mexico	Under contract

Rig Name	Rig Type	Year Built/ Rebuilt	Design	Maximum Water Depth/ Drilling Depth	Location	Status
Jackups
ENSCO 88	Jackup	1982/2004/2014	MLT 82-SD-C	250'/25,000'	Saudi Arabia	Under contract
ENSCO 92	Jackup	1982/1996	MLT 116-C	225'/25,000'	United Kingdom	Under contract
ENSCO 96	Jackup	1982/1997/2012	Hitachi 250-C	250'/25,000'	Saudi Arabia	Under contract
ENSCO 97	Jackup	1980/1997/2012	MLT 82 SD-C	250'/25,000'	Saudi Arabia	Under contract
ENSCO 100	Jackup	1987/2009	MLT 150-88-C	350'/30,000	United Kingdom	Under contract
ENSCO 101	Jackup	2000	KFELS MOD V-A	400'/30,000'	Netherlands	Under contract
ENSCO 102	Jackup	2002	KFELS MOD V-A	400'/30,000'	Gulf of Mexico	Under contract
ENSCO 104	Jackup	2002	KFELS MOD V-B	400'/30,000'	UAE	Under contract
ENSCO 105	Jackup	2002	KFELS MOD V-B	400'/30,000'	Singapore	Preservation stacked(1)
ENSCO 106	Jackup	2005	KFELS MOD V-B	400'/30,000'	Indonesia	Under contract
ENSCO 107	Jackup	2006	KFELS MOD V-B	400'/30,000'	Singapore	Under contract
ENSCO 108	Jackup	2007	KFELS MOD V-B	400'/30,000'	Singapore	Available
ENSCO 109	Jackup	2008	KFELS MOD V-Super B	350'/35,000'	Angola	Under contract
ENSCO 110	Jackup	2015	KFELS MOD V-B	400'/30,000'	Qatar	Under contract
ENSCO 111	Jackup	2003	KFELS MOD V-B	400'/36,000'	Malta	Cold stacked
ENSCO 112	Jackup	2008	MLT Super 116-E	350'/30,000'	Malta	Cold stacked
ENSCO 113	Jackup	2012	Pacific Class 400	400'/30,000'	Philippines	Cold stacked
ENSCO 114	Jackup	2012	Pacific Class 400	400'/30,000'	Philippines	Cold stacked
ENSCO 115	Jackup	2013	Pacific Class 400	400'/30,000'	Thailand	Under contract
ENSCO 120	Jackup	2013	KFELS Super A	400'/40,000'	United Kingdom	Under contract
ENSCO 121	Jackup	2013	KFELS Super A	400'/40,000'	United Kingdom	Under contract
ENSCO 122	Jackup	2014	KFELS Super A	400'/40,000'	Netherlands	Under contract
ENSCO 123	Jackup	2018	KFELS Super A	400'/40,000'	Singapore	Under construction(2)
ENSCO 140	Jackup	2016	Cameron Letourneau Super 116E	400'/30,000'	UAE	Available
ENSCO 141	Jackup	2016	Cameron Letourneau Super 116E	400'/30,000'	UAE	Available

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

Floater rigs consist of drillships and semisubmersibles. Drillships are purpose-built maritime vessels outfitted with drilling apparatus.  Drillships are self-propelled and can be positioned over a drill site through the use of a computer-controlled propeller or "thruster" (dynamic positioning) system.  Our drillships are capable of drilling in water depths of up to 12,000 feet and are suitable for deepwater drilling in remote locations because of their superior mobility and large load-carrying capacity.  Although drillships are most often used for deepwater drilling and exploratory well drilling, drillships can also be used as a platform to carry out well maintenance or completion work such as casing and tubing installation or subsea tree installations.

Semisubmersibles are mobile offshore drilling units with pontoons and columns that are partially submerged at the drilling location to provide added stability during drilling operations. Semisubmersibles are held in a fixed location over the ocean floor either by being anchored to the sea bottom with mooring chains (moored semisubmersible rig) or dynamically positioned by computer-controlled propellers or "thrusters" (dynamically positioned semisubmersible rig) similar to that used by our drillships.  Moored semisubmersibles are most commonly used for drilling in water depths of 4,499 feet or less.  However, ENSCO 5006 and ENSCO MS-1, which are moored semisubmersibles, are capable of deepwater drilling in water depths greater than 5,000 feet.  Dynamically positioned semisubmersibles generally are outfitted for drilling in deeper water depths and are well-suited for deepwater development and exploratory well drilling. Further, we have three hybrid semisubmersibles, ENSCO 8503, ENSCO 8504 and ENSCO 8505, which leverage both moored and dynamically positioned configurations. This hybrid design provides multi-faceted drilling solutions to customers with both shallow water and deepwater requirements.

Jackup rigs stand on the ocean floor with their hull and drilling equipment elevated above the water on connected leg supports. Jackups are generally preferred over other rig types in shallow water depths of 400 feet or less, primarily because jackups provide a more stable drilling platform with above water well-control equipment. Our jackups are of the independent leg design where each leg can be fixed into the ocean floor at varying depths and equipped with a cantilever that allows the drilling equipment to extend outward from the hull over fixed platforms enabling safer drilling of both exploratory and development wells. The jackup hull supports the drilling equipment, jacking system, crew quarters, storage and loading facilities, helicopter landing pad and related equipment and supplies.

Over the life of a typical rig, many of the major systems are replaced due to normal wear and tear or technological advancements in drilling equipment. We believe all our rigs are in good condition. As of February 27, 2018, we owned all rigs in our fleet. We also manage the drilling operations for two rigs owned by third-parties.

We lease our executive offices in London, England in addition to office space in Houston, Aberdeen, Abu Dhabi, Australia, Dubai, Egypt, Holland, Indonesia, Malaysia, Malta, Mexico, Nigeria, Saudi Arabia, Singapore, Thailand and Qatar. We own offices and other facilities in Louisiana, Angola, Australia and Brazil.

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

We commenced a compliance review in early 2015 after the release of media reports regarding ongoing investigations of various kickback and bribery schemes in Brazil involving Petrobras. While conducting our compliance review, we became aware of an internal audit report by Petrobras alleging irregularities in relation to the DSA. Upon learning of the Petrobras internal audit report, our Audit Committee appointed independent counsel to lead an investigation into the alleged irregularities. Further, in June and July 2015, we voluntarily contacted the SEC and the DOJ, respectively, to advise them of this matter and of our Audit Committee’s investigation. Independent counsel, under the direction of our Audit Committee, has substantially completed its investigation by reviewing and analyzing available documents and correspondence and interviewing current and former employees involved in the DSA negotiations and the negotiation of the ENSCO DS-5 construction contract with SHI (the "DS-5 Construction Contract").

To date, our Audit Committee has found no credible evidence that Pride or Ensco or any of their current or former employees were aware of or involved in any wrongdoing, and our Audit Committee has found no credible evidence linking Ensco or Pride to any illegal acts committed by our former marketing consultant who provided services to Pride and Ensco in connection with the DSA. We, through independent counsel, have continued to cooperate with the SEC and DOJ, including providing detailed briefings regarding our investigation and findings and responding to inquiries as they arise. We entered into a one-year tolling agreement with the DOJ that expired in December 2016. We extended our tolling agreement with the SEC for 12 months until March 2018.

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

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved in our consolidated balance sheet as of December 31, 2017 and 2016. In August 2016, we initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. There can be no assurance as to how this arbitration proceeding will ultimately be resolved.

In November 2016, we initiated separate arbitration proceedings in the U.K. against SHI for any losses we incur in connection with the foregoing Petrobras arbitration. SHI subsequently filed a statement of defense disputing our claim. In January 2018, the arbitration tribunal for the SHI matter issued an award on liability fully in Ensco’s favor.  SHI is liable to us for $10 million or damages that we can prove.  As the losses suffered by us will depend in part on the outcome of the Petrobras arbitration described above, the amount of damages to be paid by SHI will be determined after the conclusion of the Petrobras arbitration.  We are unable to estimate the ultimate outcome of recovery for damages at this time.

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

We cannot currently predict what, if any, actions may be taken by any other applicable government or other authorities or our customers or other third parties or the effect any such actions may have on our financial position, operating results and cash flows.

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2017, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $190,000 liability related to these matters was included in accrued liabilities and other on our consolidated balance sheet as of December 31, 2017.

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

We intend to vigorously defend ourselves in the administrative proceeding and any criminal investigation. At this time, we are unable to predict the outcome of these matters or estimate the extent to which we may be exposed to any resulting liability. Although we do not expect final disposition of this matter to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of the proceedings.

Other Matters

In addition to the foregoing, we are named defendants or parties in certain other lawsuits, claims or proceedings incidental to our business and are involved from time to time as parties to governmental investigations or proceedings, including matters related to taxation, arising in the ordinary course of business. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

Item 4.  Mine Safety Disclosures

    Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
The following table provides the high and low sales price of our Class A ordinary shares, par value U.S. $0.10 per share, for each period indicated during the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2017 High	$11.73	$9.30	$5.96	$6.24	$11.73
2017 Low	$8.32	$5.05	$4.14	$4.90	$4.14

2016 High	$16.10	$12.36	$10.89	$12.03	$16.10
2016 Low	$7.25	$9.00	$6.50	$7.19	$6.50

Our Class A ordinary shares are traded on the NYSE under the ticker symbol "ESV." Many of our shareholders hold shares electronically, all of which are owned by a nominee of DTC. We had 77 shareholders of record on February 1, 2018.

Dividends

The following table provides the quarterly cash dividend per share declared and paid during the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2017	$.01	$.01	$.01	$.01	$.04
2016	$.01	$.01	$.01	$.01	$.04

Our Board of Directors declared a $0.01 quarterly cash dividend for the first quarter of 2018. We currently intend to continue paying dividends for the foreseeable future. In October 2017, we amended our revolving credit facility, which prohibits us from paying dividends in excess of $0.01 per share per fiscal quarter. Dividends in excess of this amount would require the amendment or waiver of such provision.

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

•
all dividends received by an individual shareholder from the Company (or from other sources) will, except to the extent that they are earned through an Individual Savings Account ("ISA"), self-invested pension plan or other regime which exempts the dividends from income tax, form part of the shareholder's total income for income tax purposes,

•
a nil rate of income tax will apply to the first £5,000 of taxable dividend income received by an individual shareholder in the tax year 2017/2018, which will reduce to £2,000 in the tax year 2018/2019 (the “Nil Rate Amount”), regardless of what tax rate would otherwise apply to that dividend income,

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

The main rate of corporation tax payable with respect to dividends received from us in the financial year 2017 is 19%, and will be 19% for the financial year 2018. If dividends paid by us fall within any of the exemptions from U.K. corporation tax set out in Part 9A of the U.K. Corporation Tax Act 2009, the receipt of the dividend by a corporate shareholder generally will be exempt from U.K. corporation tax. Generally, the conditions for one or more of those exemptions from U.K. corporation tax on dividends paid by us should be satisfied, although the conditions that must be satisfied in any particular case will depend on the individual circumstances of the relevant corporate shareholder.

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

An individual shareholder who is not resident in the U.K. will not be subject to CGT on capital gains arising on the disposal of their shares, unless that shareholder carries on a trade, profession or vocation in the U.K. through a branch or agency in the U.K. and the shares were acquired, used in or for the purposes of the branch or agency or used in or for the purposes of the trade, profession or vocation carried on by the shareholder through the branch or agency. In these circumstances, the relevant non-U.K. resident shareholder may, depending on his or her individual circumstances, be subject to CGT on chargeable gains arising from a disposal of his or her shares. The rate of CGT in the tax year 2017/2018 is 10% for basic rate taxpayers and 20% for higher and additional rate taxpayers, and is expected to be the same in the tax year 2018/2019.

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

The financial year for U.K. corporation tax purposes runs from April 1 to March 31. The main rate of U.K. corporation tax on chargeable gains is 19% in the financial year 2017 and 19% in the financial year 2018. Corporate shareholders will be entitled to an indexation allowance in computing the amount of a chargeable gain accruing on a disposal of the shares, which will provide relief for the effects of inflation by reference to movements in the U.K. retail price index.

If the conditions of the applicable shareholding exemption are satisfied in relation to a chargeable gain accruing to a corporate shareholder on a disposal of its shares, the chargeable gain will be exempt from U.K. corporation tax. The conditions of the substantial shareholding exemption that must be satisfied will depend on the individual circumstances of the relevant corporate shareholder. One of the conditions of the substantial shareholding exemption that must be satisfied is that the corporate shareholder must have held a substantial shareholding in the Company throughout a 12-month period beginning not more than six years before the day on which the disposal takes place. Ordinarily, a corporate shareholder will not be regarded as holding a substantial shareholding in us, unless it (whether alone, or together with other group companies) directly holds not less than 10% of our ordinary share capital.

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

Issuer Purchases of Equity Securities

The following table provides a summary of our repurchases of our equity securities during the quarter ended December 31, 2017.

Issuer Purchases of Equity Securities
Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs
October 1 - October 31	2,850	$5.54	—	$2,000,000,000
November 1 - November 30	7,547	$5.47	—	$2,000,000,000
December 1 - December 31	5,541	$5.79	—	$2,000,000,000
Total	15,938	$5.59	—

(1)
During the quarter ended December 31, 2017, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may repurchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. The program terminates in May 2018. In October 2017, we amended our revolving credit facility, which prohibits us from repurchasing our shares, except in certain limited circumstances. Any share repurchases, outside of such limited circumstances would require the amendment or waiver of such provision.

Performance Chart

The chart below presents a comparison of the five-year cumulative total return, assuming $100 invested on December 31, 2012 for Ensco plc, the Standard & Poor's MidCap 400 Index, and a self-determined peer group. Total return assumes the reinvestment of dividends, if any, in the security on the ex-dividend date. The Standard & Poor's MidCap 400 Index includes Ensco and has been included as a comparison. Since Ensco operates exclusively as an offshore drilling company, a self-determined peer group composed exclusively of major offshore drilling companies has been included as a comparison.*

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Ensco plc, the S&P MidCap 400 Index and Peer Group
(1)100 invested on 12/31/2012 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2018 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Fiscal Year Ended December 31,
	2012	2013	2014	2015	2016	2017
Ensco plc	100.0	100.2	56.2	29.8	18.9	11.6
S&P MidCap 400	100.0	133.5	146.5	143.4	173.1	201.2
Peer Group	100.0	110.6	50.0	29.2	28.3	20.4
____________________________________
*Our self-determined peer group is weighted according to market capitalization and consists of the following companies: Transocean Ltd., Diamond Offshore Drilling Inc., Noble Corporation, SeaDrill Limited and Rowan Companies plc. Atwood Oceanics, Inc. which was included in our peer group in our 2016 Annual report on Form 10-K, was removed from our peer group for all years presented as a result of the Merger.

Item 6.  Selected Financial Data

The financial data below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share amounts)
Consolidated Statement of Operations Data
Revenues	$1,843.0	$2,776.4	$4,063.4	$4,564.5	$4,323.4
Operating expenses
Contract drilling (exclusive of depreciation)	1,189.5	1,301.0	1,869.6	2,076.9	1,947.1
Loss on impairment	182.9	—	2,746.4	4,218.7	—
Depreciation	444.8	445.3	572.5	537.9	496.2
General and administrative	157.8	100.8	118.4	131.9	146.8
Operating income (loss)	(132.0)	929.3	(1,243.5)	(2,400.9)	1,733.3
Other income (expense), net	(64.0)	68.2	(227.7)	(147.9)	(100.1)
Income tax expense (benefit)	109.2	108.5	(13.9)	140.5	203.1
Income (loss) from continuing operations	(305.2)	889.0	(1,457.3)	(2,689.3)	1,430.1
Income (loss) from discontinued operations, net(1)	1.0	8.1	(128.6)	(1,199.2)	(2.2)
Net income (loss)	(304.2)	897.1	(1,585.9)	(3,888.5)	1,427.9
Net (income) loss attributable to noncontrolling interests	.5	(6.9)	(8.9)	(14.1)	(9.7)
Net income (loss) attributable to Ensco	$(303.7)	$890.2	$(1,594.8)	$(3,902.6)	$1,418.2
Earnings (loss) per share – basic
Continuing operations	$(.91)	$3.10	$(6.33)	$(11.70)	$6.09
Discontinued operations	—	.03	(.55)	(5.18)	(.01)
	$(.91)	$3.13	$(6.88)	$(16.88)	$6.08
Earnings (loss) per share - diluted
Continuing operations	$(.91)	$3.10	$(6.33)	$(11.70)	$6.08
Discontinued operations	—	.03	(.55)	(5.18)	(.01)
	$(.91)	$3.13	$(6.88)	$(16.88)	$6.07
Net income (loss) attributable to Ensco shares - Basic and Diluted	$(304.1)	$873.6	$(1,596.8)	$(3,910.5)	$1,403.1
Weighted-average shares outstanding
Basic	332.5	279.1	232.2	231.6	230.9
Diluted	332.5	279.1	232.2	231.6	231.1
Cash dividends per share	$.04	$.04	$.60	$3.00	$2.25

(1)	See Note 11 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information on discontinued operations.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions)
Consolidated Balance Sheet and Cash Flow Statement Data
Working capital	$853.5	$2,424.9	$1,509.6	$1,788.9	$466.9
Total assets	14,625.9	14,374.5	13,610.5	16,023.3	19,446.8
Long-term debt	4,750.7	4,942.6	5,868.6	5,868.1	4,709.3
Ensco shareholders' equity	8,732.1	8,250.6	6,512.9	8,215.0	12,791.6
Cash flows from operating activities of continuing operations	259.4	1,077.4	1,697.9	2,057.9	1,811.2

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Our Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We currently own and operate an offshore drilling rig fleet of 62 rigs, with drilling operations in most of the strategic markets around the globe. We also have three rigs under construction. Our rig fleet includes 12 drillships, 11 dynamically positioned semisubmersible rigs, four moored semisubmersible rigs and 38 jackup rigs, including rigs under construction.  We operate the world's largest fleet amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

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

As a result of the Merger, Atwood shareholders received 1.60 Ensco Class A Ordinary shares for each share of Atwood common stock, representing a value of $9.33 per share of Atwood common stock based on a closing price of $5.83 per Class A ordinary share on October 5, 2017, the last trading day before the Merger Date. Total consideration delivered in the Merger consisted of 132.2 million of our Class A ordinary shares and $11.1 million of cash in settlement of certain share-based payment awards. The aggregate value of consideration transferred was $781.8 million. Additionally, upon closing of the Merger, we utilized cash acquired of $445.4 million and cash on hand to extinguish Atwood's revolving credit facility, outstanding senior notes and accrued interest totaling $1.3 billion. The estimated fair values assigned to assets acquired net of liabilities assumed exceeded the consideration transferred, resulting in a bargain purchase gain of $140.2 million that was recognized during the fourth quarter.

Our Industry

Operating results in the offshore contract drilling industry are highly cyclical and are directly related to the demand for drilling rigs and the available supply of drilling rigs. Low demand and excess supply can independently affect day rates and utilization of drilling rigs. Therefore, adverse changes in either of these factors can result in adverse changes in our industry. While the cost of moving a rig and the availability of rig-moving vessels may cause the balance of supply and demand to vary somewhat between regions, significant variations between regions are generally of a short-term nature due to rig mobility.

Drilling Rig Demand

Demand for drilling rigs is directly related to the regional and worldwide levels of offshore exploration and development spending by oil and gas companies.  Offshore exploration and development spending, which is beyond our control, may fluctuate substantially from year-to-year and from region-to-region.

The sustained decline in oil prices over the past several years from 2014 highs caused a significant decline in the demand for offshore drilling services as many projects became uneconomical, resulting in fewer market tenders in recent periods. Operators significantly reduced their capital spending budgets, including the cancellation or deferral of existing programs. Declines in capital spending levels, together with the oversupply of rigs, have resulted in significantly reduced day rates and utilization.

The contracting environment remained challenging for offshore drilling contractors during 2017. Although oil prices have rebounded significantly off the 12-year lows experienced during early 2016 to levels above $60 per barrel, we expect the recovery in demand to be gradual with different segments of the market recovering more quickly than others.

While the short-term dynamics of the market remain challenging, we have seen new opportunities for work increase as shallow water activity recovers and jackup utilization stabilizes. Moreover, new floater contracts have increased over the past year and contract terms are beginning to lengthen as customers take advantage of lower day rates. However, we believe further improvements in demand coupled with reductions in rig supply are necessary to generate meaningful increases in day rates.

The intense pressure on operating day rates in recent periods has resulted in rates that approximate direct operating expenses in certain instances. Therefore, we expect our results from operations to continue to decline into 2018 as current contracts with above market rates expire and new contracts are executed at lower rates.

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

Drilling Rig Supply

Drilling rig supply significantly exceeds drilling rig demand for both floaters and jackups. The decline in customer capital expenditure budgets over the past several years has led to a lack of contracting opportunities resulting in global fleet attrition. Since the beginning of the downturn, drilling contractors have retired approximately 100 floaters and 50 jackups. When demand for offshore drilling ultimately improves, we expect that newer, more capable rigs will be the first to obtain contract awards, increasing the likelihood that older, less capable rigs do not return to the global active fleet.

Approximately 30 floaters older than 30 years are idle, approximately 20 additional floaters older than 30 years have contracts expiring by the end of 2018 without follow-on work and a further nine floaters aged between 15 and 30 years have been idle for more than two years. Operating costs associated with keeping these rigs idle as well as expenditures required to recertify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs.

Approximately 125 jackups older than 30 years are idle, and approximately 65 jackups that are 30 years or older have contracts expiring by the end of 2018 without follow-on work. Expenditures required to recertify these aging rigs may prove cost prohibitive and drilling contractors may instead elect to scrap or cold-stack these rigs. We expect jackup scrapping and cold-stacking to continue during 2018 and into 2019.

There are 43 newbuild drillships and semisubmersibles reported to be under construction, of which 22 are scheduled to be delivered before the end of 2018. Most newbuild floaters are uncontracted. Several newbuild deliveries have already been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.

There are 92 newbuild jackups reported to be under construction, of which 61 are scheduled to be delivered before the end of 2018. Most newbuild jackups are uncontracted. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that additional rigs may be delayed or cancelled given limited contracting opportunities.

Liquidity, Backlog and Debt Maturities

We have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We periodically rely on the issuance of debt and/or equity securities to supplement our liquidity needs. Based on our balance sheet, our contractual backlog and $2.0 billion available under our revolving credit facility, we expect to fund our short-term and long-term liquidity needs, including contractual obligations and anticipated capital expenditures, dividends and working capital requirements, from cash and cash equivalents, short-term investments, operating cash flows and, if necessary, funds borrowed under our revolving credit facility or other future financing arrangements. During 2017 and in early 2018, we executed several transactions to maximize our liquidity.

Cash and Debt

As of December 31, 2017, we had $4.8 billion in total debt outstanding, representing 35.2% of our total capitalization. We also had $885.4 million in cash and short-term investments and $2.0 billion undrawn capacity under our credit facility. Adjusted on a pro forma basis for the January 2018 debt offering and subsequent debt repurchases discussed below, our December 31, 2017 cash and short-term investments totaled $1.2 billion and debt totaled $5.1 billion, or 36.7% of our total capitalization.

In January 2018, we issued $1.0 billion aggregate principal amount of unsecured 7.75% senior notes due 2026 (the "2026 Notes"), net of debt issuance costs of $16.5 million. Net proceeds of $983.5 million from the 2026 Notes were partially used to fund the repurchase and redemption of $237.6 million principal amount of our 8.50% senior notes due 2019, $256.6 million principal amount of our 6.875% senior notes due 2020 and $156.2 million principal amount of our 4.70% senior notes due 2021. We expect to recognize a pre-tax loss on debt extinguishment of $18.2 million during the first quarter of 2018.

Following the January 2018 debt offering, repurchases and redemption, our only debt maturities until 2024 are $194.3 million during 2020 and $113.5 million during 2021.

Upon closing of the Merger, we utilized acquired cash of $445.4 million and cash on hand from the liquidation of short-term investments to repay Atwood's debt and accrued interest of $1.3 billion. We amended our credit facility upon closing to extend the final maturity date by two years. Previously, our credit facility had a borrowing capacity of $2.25 billion through September 2019 that declined to $1.13 billion through September 2020. Subsequent to the amendment, our borrowing capacity is $2.0 billion through September 2019 and declines to $1.3 billion through September 2020 and to $1.2 billion through September 2022. The credit facility, as amended, requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60%.

In January 2017, through a private-exchange transaction, we repurchased $649.5 million of our outstanding debt with $332.5 million of cash and $332.0 million of newly issued 8.00% senior notes due 2024. During the remainder of the year, we repurchased $194.1 million aggregate principal amount of our outstanding debt on the open market for $204.5 million of cash and recognized an insignificant pre-tax gain, net of discounts, premiums and debt issuance costs.

Backlog

As of December 31, 2017, our backlog was $2.8 billion as compared to $3.6 billion as of December 31, 2016. Our backlog declined primarily due to revenues realized during the year, partially offset by new contract awards and contract extensions. As older, higher day rate contracts expire, we will likely experience further declines in backlog, which will result in a decline in revenues and operating cash flows during 2018. Contract backlog includes the impact of drilling contracts signed or terminated after each respective balance sheet date but prior to filing our annual reports on February 27, 2018 and February 28, 2017, respectively. See “Item 1A. Risk Factors - We might suffer losses if our customers terminate or seek to renegotiate our contracts, if operations are suspended or interrupted or if a rig becomes a total loss” regarding the ENSCO DS-8 contract.

Drilling Rig Construction and Delivery

We remain focused on our long-established strategy of high-grading our fleet, as evidenced by the recently completed Merger. During the three-year period ended December 31, 2017, we invested approximately $1.9 billion in the construction of new drilling rigs. We will continue to invest in the expansion and high-grading of our fleet or execute other strategic transactions to optimize our asset portfolio when we believe attractive opportunities exist.

We believe our remaining capital commitments will primarily be funded from cash and cash equivalents, short-term investments, operating cash flows and, if necessary, funds borrowed under our revolving credit facility. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity as necessary.

Floaters

We previously entered into agreements with Samsung Heavy Industries to construct three ultra-deepwater drillships (ENSCO DS-8, ENSCO DS-9 and ENSCO DS-10). During 2015, we accepted delivery of ENSCO DS-8 and ENSCO DS-9. ENSCO DS-8 commenced drilling operations under a long-term contract in Angola during 2015 and ENSCO DS-9 is actively being marketed. During 2017, we executed a one-year contract with five one-year priced options for ENSCO DS-10. As a result of the contract award, we accelerated delivery of ENSCO DS-10, which had previously been deferred into 2019, and made the final milestone payment of $75.0 million. We expect ENSCO DS-10 to commence drilling operations offshore Nigeria in March 2018.

In connection with the Merger, we acquired two ultra-deepwater drillships, ENSCO DS-13 (formerly Atwood Admiral) and ENSCO DS-14 (formerly Atwood Archer), which are currently under construction in the Daewoo Shipbuilding & Marine Engineering Co. Ltd. ("DSME") yard in South Korea. ENSCO DS-13 and ENSCO DS-14 are scheduled for delivery in the third quarter of 2019 and second quarter of 2020, respectively. Upon delivery, the remaining milestone payments and accrued interest thereon may be financed through a promissory note with the shipyard for each rig. The promissory notes will bear interest at a rate of 5% per annum with a maturity date of December 31, 2022 and will be secured by a mortgage on each respective rig.

Jackups

During 2014, we entered into an agreement with Lamprell Energy Limited ("Lamprell") to construct two premium jackup rigs. ENSCO 140 and ENSCO 141 are significantly enhanced versions of the LeTourneau Super 116E jackup design and incorporate Ensco's patented Canti-Leverage AdvantageSM technology. ENSCO 140 and ENSCO 141 were delivered during 2016. Both rigs are expected to obtain drilling contracts for work commencing during 2018. As part of our agreement with Lamprell, these rigs will be warm stacked in the shipyard at no additional cost to us for up to two years from their respective delivery dates.

We previously entered into agreements with Keppel FELS ("KFELS") to construct four ultra-premium harsh environment jackup rigs (ENSCO 120, ENSCO 121, ENSCO 122 and ENSCO 123) and a premium jackup rig (ENSCO 110). ENSCO 120 and ENSCO 121 were delivered during 2013 and ENSCO 122 and ENSCO 110 were delivered during 2014 and 2015, respectively. During 2016, we agreed with the shipyard to delay delivery of ENSCO 123 until the first quarter of 2018. In December 2017, we agreed to further delay delivery of ENSCO 123 until the first quarter of 2019, and in January 2018, we paid $207.4 million of the $218.3 million unpaid balance with the remainder due upon delivery. ENSCO 123 is currently uncontracted and is actively being marketed.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns. Consistent with this strategy, we sold nine jackup rigs, three dynamically positioned semisubmersible rigs, two moored semisubmersible rigs and two drillships during the three-year period ended December 31, 2017. We are marketing for sale ENSCO 7500, which was classified as held-for-sale in our consolidated financial statements as of December 31, 2017.

Following the Merger, we continue to focus on our fleet management strategy in light of the new composition of our rig fleet and are reviewing our fleet composition as we continue positioning Ensco for the future. As part of this strategy, we may act opportunistically from time to time to monetize assets to enhance shareholder value and improve our liquidity profile, in addition to selling or disposing of older, lower-specification or non-core rigs.

BUSINESS ENVIRONMENT

Floaters

The floater contracting environment continues to be challenged by reduced demand, as well as excess supply. Floater demand has declined significantly in recent years due to lower commodity prices which have caused our customers to reduce capital expenditures, resulting in the cancellation and delay of drilling programs. During 2017, we began to see increased activity that is translating into near-term utilization; however, further improvements in demand and/or reductions in supply will be necessary before meaningful increases in day rates are realized.

During 2017, we executed contracts for ENSCO DS-4 and ENSCO DS-10 for two-year and one-year terms, respectively. The contracts contain a one-year priced option for ENSCO DS-4 and five one-year priced options for ENSCO DS-10. ENSCO DS-4 began drilling operations offshore Nigeria in August 2017. As a result of the ENSCO DS-10 contract award, we accelerated delivery to September 2017 and made the final milestone payment of $75.0 million, which was previously deferred into 2019. We expect ENSCO DS-10 to commence drilling operations offshore Nigeria in March 2018.

During 2017, we also executed a six-well contract for ENSCO DS-7 and a five-well contract for ENSCO 8504, which are expected to commence in March 2018 in the Mediterranean Sea and Vietnam, respectively. The ENSCO DS-7 contract contains two two-well priced options and the ENSCO 8504 contract contains an option for one well or eight top-hole sections. Additionally, we executed a one-well extension for ENSCO DS-12 (formerly Atwood Achiever) and executed new one-well contracts for ENSCO 8503 and ENSCO 8505.

Jackups

Demand for jackups has improved with increased tendering activity observed during 2017 following historic lows; however, day rates remain depressed due to the oversupply of rigs.

During 2017, we executed a four-year contract for ENSCO 92, three-year contracts for ENSCO 110 and ENSCO 120, a 400-day contract for ENSCO 102 and a one-year contract extension for ENSCO 67. Additionally, we entered into several short-term contracts and contract extensions for ENSCO 68, ENSCO 72, ENSCO 75, ENSCO 87, ENSCO 101, ENSCO 107, ENSCO 115 (formerly Atwood Orca), ENSCO 121 and ENSCO 122.

We also received notices of termination for convenience for the ENSCO 104 and ENSCO 71 contracts effective in May and August 2017, respectively, which were previously expected to end in January and July 2018, respectively. In January 2018, ENSCO 104 was re-contracted under a 485-day contract.

In addition, we sold five jackups for scrap value resulting in insignificant pre-tax gains.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results of operations for each of the years in the three-year period ended December 31, 2017 (in millions):

	2017	2016	2015
Revenues	$1,843.0	$2,776.4	$4,063.4
Operating expenses
Contract drilling (exclusive of depreciation)	1,189.5	1,301.0	1,869.6
Loss on impairment	182.9	—	2,746.4
Depreciation	444.8	445.3	572.5
General and administrative	157.8	100.8	118.4
Operating income (loss)	(132.0)	929.3	(1,243.5)
Other income (expense), net	(64.0)	68.2	(227.7)
Provision for income taxes	109.2	108.5	(13.9)
Income (loss) from continuing operations	(305.2)	889.0	(1,457.3)
Income (loss) from discontinued operations, net	1.0	8.1	(128.6)
Net income (loss)	(304.2)	897.1	(1,585.9)
Net (income) loss attributable to noncontrolling interests	.5	(6.9)	(8.9)
Net income (loss) attributable to Ensco	$(303.7)	$890.2	$(1,594.8)

During 2017, excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments totaling $205.0 million received during 2016, revenues declined by $728.4 million, or 28%, as compared to the prior year. The decline was primarily due to fewer floater days under contract, lower average day rates across our fleet and the sale of ENSCO 6004, ENSCO 6003, ENSCO 53 and ENSCO 52. The decline in revenues was partially offset by the commencement of ENSCO DS-4 drilling operations and the addition of Atwood rigs to the fleet during the fourth quarter.

Contract drilling expense declined by $111.5 million, or 9%, as compared to the prior year primarily due to rig stackings, sale of ENSCO 6004, ENSCO 6003, ENSCO 94, ENSCO 53, ENSCO 52 and ENSCO 56 and cost control initiatives that reduced personnel costs and other daily rig operating expenses. This decline was partially offset by rig reactivation costs, the commencement of ENSCO DS-4 drilling operations and the addition of Atwood rigs to the fleet.

During 2016, excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments totaling $205.0 million received during the year and ENSCO DS-4 and ENSCO DS-9 lump-sum termination payments totaling $129.0 million received during 2015, revenues declined by $1.4 billion, or 35%, as compared to the prior year. The decline was primarily due to fewer days under contract across our fleet, lower average day rates, sale of ENSCO 6003, ENSCO 6004 and ENSCO DS-1, and lower revenues from ENSCO DS-5. The decline in revenues was partially offset by the commencement of ENSCO DS-8 drilling operations and revenue generated from semisubmersible rigs that were undergoing shipyard projects during 2015.

Contract drilling expense declined by $568.6 million, or 30%, as compared to the prior year primarily due to rig stackings and other cost control initiatives that reduced personnel costs and other daily rig operating expenses as well as the sale of ENSCO 6003, ENSCO 6004 and ENSCO DS-1. This decline was partially offset by ENSCO DS-8 contract drilling expense.

During 2017, we recognized a pre-tax, non-cash loss on impairment of $182.9 million related to certain older, less capable, non-core assets in our fleet. During the fourth quarter, we determined that the remaining useful life of certain non-core rigs would not extend substantially beyond their current contracts resulting in triggering events and the performance of recoverability tests. Our estimates of undiscounted cash flows over the revised estimated remaining useful lives were not sufficient to cover each asset’s carrying value. Accordingly, we concluded that two semisubmersibles and one jackup were impaired as of December 31, 2017.

During 2015, we recognized a pre-tax, non-cash loss on impairment of $2.6 billion, of which $2.5 billion was included in income (loss) from continuing operations and $148.6 million was included in income (loss) from discontinued operations, net, in our consolidated statement of operations. The impairments recognized during 2015 resulted from adverse changes in our business climate that led to the conclusion that triggering events had occurred across our fleet.

During 2017, excluding the impact of $51.6 million of acquisition and integration costs associated with the Merger, general and administrative expenses increased by $5.4 million, or 5%, as compared to 2016 primarily due to increased compensation costs for certain performance-based awards. General and administrative expenses declined by $17.6 million, or 15%, in 2016 as compared to 2015 primarily due to lower shore-based headcount levels and various other cost control initiatives.

Other income (expense), net, included an estimated gain on bargain purchase recognized in connection with the Merger of $140.2 million during 2017 and pre-tax gains and losses on debt extinguishment totaling $287.8 million and $33.5 million during 2016 and 2015, respectively.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment, rigs under construction and rigs held-for-sale as of December 31, 2017, 2016 and 2015:

	2017	2016	2015
Floaters(1)	24	19	22
Jackups(2)(3)	37	36	36
Under construction(1)(2)	3	2	4
Held-for-sale(3)(4)	1	2	6
Total	65	59	68

(1)
During 2017, we added ENSCO DS-11, ENSCO DS-12, ENSCO DS-13, ENSCO DS-14, ENSCO DPS-1 and ENSCO MS-1 from the Merger. We also accepted delivery of ENSCO DS-10. ENSCO DS-13 and ENSCO DS-14 are under construction.

During 2016, we sold ENSCO DS-1, ENSCO 6003 and ENSCO 6004.

(2)	During 2017, we added ENSCO 111, ENSCO 112, ENSCO 113, ENSCO 114 and ENSCO 115 from the Merger. We also sold ENSCO 86, ENSCO 99, ENSCO 52 and ENSCO 56.

During 2016, we accepted delivery of two high-specification jackup rigs (ENSCO 140 and ENSCO 141). Both rigs are expected to obtain drilling contracts for work commencing during 2018.

(3)	During 2016, we classified ENSCO 53 and ENSCO 94 as held-for-sale.

(4)	During 2017, we sold ENSCO 90.

During 2016, we sold ENSCO DS-2, ENSCO 6000, ENSCO 53, ENSCO 58, ENSCO 91 and ENSCO 94.

The following table summarizes our rig utilization and average day rates from continuing operations by reportable segment for each of the years in the three-year period ended December 31, 2017:

	2017	2016	2015
Rig Utilization(1)
Floaters	45%	54%	69%
Jackups	60%	60%	73%
Total	55%	58%	72%
Average Day Rates(2)
Floaters	$327,736	$359,758	$416,346
Jackups	84,913	110,682	136,451
Total	$158,484	$192,427	$233,325

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

Segment information for each of the years in the three-year period ended December 31, 2017 is presented below (in millions).  General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income (loss) and were included in "Reconciling Items."

Year Ended December 31, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,143.5	$640.3	$59.2	$1,843.0	$—	$1,843.0
Operating expenses
Contract drilling (exclusive of depreciation)	624.2	512.1	53.2	1,189.5	—	1,189.5
Loss on impairment	174.7	8.2	—	182.9	—	182.9
Depreciation	297.4	131.5	—	428.9	15.9	444.8
General and administrative	—	—	—	—	157.8	157.8
Operating income (loss)	$47.2	$(11.5)	$6.0	$41.7	$(173.7)	$(132.0)

Year Ended December 31, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,771.1	$929.5	$75.8	$2,776.4	$—	$2,776.4
Operating expenses
Contract drilling (exclusive of depreciation)	725.0	516.8	59.2	1,301.0	—	1,301.0
Depreciation	304.1	123.7	—	427.8	17.5	445.3
General and administrative	—	—	—	—	100.8	100.8
Operating income	$742.0	$289.0	$16.6	$1,047.6	$(118.3)	$929.3

Year Ended December 31, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,466.0	$1,445.6	$151.8	$4,063.4	$—	$4,063.4
Operating expenses
Contract drilling (exclusive of depreciation)	1,052.8	693.5	123.3	1,869.6	—	1,869.6
Loss on impairment	1,778.4	968.0		2,746.4	—	2,746.4
Depreciation	382.4	175.7	—	558.1	14.4	572.5
General and administrative	—	—	—	—	118.4	118.4
Operating income (loss)	$(747.6)	$(391.6)	$28.5	$(1,110.7)	$(132.8)	$(1,243.5)

Floaters

During 2017, excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments totaling $205.0 million received during 2016, revenues declined by $422.6 million, or 27%. The decline was primarily due to fewer days under contract across our fleet, sale of ENSCO 6003 and ENSCO 6004 and lower average day rates. The decline in revenues was partially offset by the commencement of ENSCO DS-4 drilling operations and the addition of Atwood rigs to the fleet.

Contract drilling expense declined by $100.8 million, or 14%, as compared to the prior year primarily due to rig stackings, sale of ENSCO 6004 and ENSCO 6003 and other cost control initiatives that reduced personnel costs and other daily rig operating expenses. This decline was partially offset by the addition of Atwood rigs to the fleet, rig reactivation costs and ENSCO DS-4 contract drilling expense.

We recognized a loss on impairment of $174.7 million related to two older, less capable, non-core assets in our fleet whereas we did not recognize any impairment in our floater segment in the prior year period.

Depreciation expense declined by $6.7 million, or 2%, compared to the prior year primarily due to the extension of useful lives for certain contracted rigs, partially offset by the addition of Atwood rigs.

During 2016, excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments totaling $205.0 million received during the year and ENSCO DS-4 and ENSCO DS-9 lump-sum termination payments totaling $129.0 million received during 2015, revenues declined by $770.9 million, or 33%, primarily due to fewer days under contract across the fleet, lower average day rates and the sale of ENSCO 6003, ENSCO 6004 and ENSCO DS-1. This decline was partially offset by the commencement of ENSCO DS-8 drilling operations and revenue generated from rigs that were undergoing shipyard projects during 2015.

Contract drilling expense declined by $327.8 million, or 31%, as compared to the prior year primarily due to rig stackings and other cost control initiatives that reduced personnel costs and other daily rig operating expenses as well as the sale of ENSCO 6003, ENSCO 6004 and ENSCO DS-1. This decline was partially offset by ENSCO DS-8 contract drilling expense.

Depreciation expense declined by $78.3 million, or 20%, primarily due to lower depreciation expense on floaters that were impaired during 2015, partially offset by the addition of ENSCO DS-8 to the active fleet.

Jackups

During 2017, revenues declined by $289.2 million, or 31%, as compared to the prior year. The decline was primarily due to lower average day rates, fewer days under contract across our fleet, additional shipyard days and sale of ENSCO 53 and ENSCO 52.

Contract drilling expense declined by $4.7 million, or 1%, as compared to the prior year due to the sale of ENSCO 94, ENSCO 53, ENSCO 52 and ENSCO 56 and other cost control initiatives that reduced personnel costs and other daily rig operating expenses. This decline was partially offset by rigs that were stacked in 2016 and operated 2017 and related rig reactivation costs.

We recognized a loss on impairment of $8.2 million related to one older, less capable, non-core asset in our fleet whereas we did not recognize any impairment in our jackup segment in the prior year period.

Depreciation expense increased by $7.8 million, or 6%, as compared to the prior year primarily due to the addition of Atwood rigs, partially offset by the extension of useful lives for certain contracted rigs.

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

Impairment of Long-Lived Assets and Goodwill

See Note 4 and Note 9 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information on impairment of long-lived assets and goodwill, respectively.

Other Income (Expense), Net

The following table summarizes other income (expense), net, for each of the years in the three-year period ended December 31, 2017 (in millions):

	2017	2016	2015
Interest income	$25.8	$13.8	$9.9
Interest expense, net:
Interest expense	(296.7)	(274.5)	(303.7)
Capitalized interest	72.5	45.7	87.4
	(224.2)	(228.8)	(216.3)
Other, net	134.4	283.2	(21.3)
	$(64.0)	$68.2	$(227.7)

Interest income during 2017 and 2016 increased as compared to the respective prior year periods as a result of higher average short-term investment balances.

Interest expense during 2017 increased by $22.2 million, or 8%, as compared to the prior year due to the issuance of convertible debt and exchange notes, partially offset by lower interest expense due to debt repurchases. Interest expense during 2016 declined by $29.2 million, or 10%, as compared to the prior year due to the reduction of $1.2 billion of debt through repurchases and exchange.

Interest expense capitalized during 2017 increased $26.8 million, or 59%, as compared to the prior year due to an increase in the amount of capital invested in newbuild construction. Interest expense capitalized during 2016 declined $41.7 million, or 48%, as compared to the prior year due to newbuild rigs placed into service during 2015 and 2016.

Other income (expense), net, included an estimated gain on bargain purchase recognized in connection with the Merger of $140.2 million during 2017 and pre-tax gains on debt extinguishment totaling $287.8 million during 2016. Other income (expense), net, included pre-tax losses on debt extinguishment totaling $33.5 million during 2015, partially offset by a $6.4 million gain on settlement of outstanding tax indemnification liabilities.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange gains and losses, inclusive of offsetting fair value derivatives, were $5.1 million of losses, $6.0 million of losses and $5.4 million of gains, and were included in other, net, in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively.

Net unrealized gains of $4.5 million, $1.8 million and $700,000 from marketable securities held in our supplemental executive retirement plans ("the SERP") were included in other, net, in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively. The fair value measurement of our marketable securities held in the SERP is presented in Note 3 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."

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

U.S. Tax Reform

The U.S. Tax Cuts and Jobs Act (“U.S. tax reform”) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law, including a reduction in the statutory income tax rate from 35% to 21% effective January 1, 2018, a base erosion anti-abuse tax that effectively imposes a minimum tax on certain payments to non-U.S. affiliates and new and revised rules relating to the current taxation of certain income of foreign subsidiaries.
We recognized a net tax expense of $16.5 million during the fourth quarter of 2017 in connection with enactment of U.S. tax reform, consisting of a $38.5 million tax expense associated with the one-time transition tax on deemed repatriation of the deferred foreign income of our U.S. subsidiaries, a $17.3 million tax expense associated with revisions to rules over the taxation of income of foreign subsidiaries, a $20.0 million tax benefit resulting from the re-measurement of our deferred tax assets and liabilities as of December 31, 2017 to reflect the reduced tax rate and a $19.3 million tax benefit resulting from adjustments to the valuation allowance on deferred tax assets.

Due to the timing of the enactment of U.S. tax reform and the complexity involved in applying its provisions, we have made reasonable estimates of its effects and recorded such amounts in our consolidated financial statements as of December 31, 2017 on a provisional basis. As we continue to analyze applicable information and data, and interpret any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others, we may make adjustments to the provisional amounts throughout the one-year measurement period as provided by Staff Accounting Bulletin No. 118. Our accounting for the enactment of U.S. tax reform will be completed during 2018 and any adjustments we recognize could be material. The ongoing impact of U.S. tax reform may result in an increase in our consolidated effective income tax rate in future periods. See Note 10 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

Effective Tax Rate

During the years ended December 31, 2017, 2016 and 2015, we recorded income tax expense of $109.2 million and $108.5 million and income tax benefit of $13.9 million, respectively. Our consolidated effective income tax rates were (55.7)%, 10.9% and 0.9% during the same periods, respectively.

Our 2017 consolidated effective income tax rate includes $32.2 million associated with the impact of various discrete tax items, including $16.5 million of tax expense associated with U.S. tax reform and $15.7 million of tax expense associated with the exchange offers and debt repurchases, rig sales, a restructuring transaction, settlement of a previously disclosed legal contingency, the effective settlement of a liability for unrecognized tax benefits associated with a tax position taken in prior years and other resolutions of prior year tax matters.

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

Excluding the impact of the aforementioned discrete tax items, our consolidated effective income tax rates for the years ended December 31, 2017, 2016 and 2015 were (96.0)%, 20.3% and 16.0%, respectively. The changes in our consolidated effective income tax rate excluding discrete tax items during the three-year period result primarily from changes in the relative components of our earnings from the various taxing jurisdictions in which our drilling rigs are operated and/or owned and differences in tax rates in such taxing jurisdictions.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns. Consistent with this strategy, we sold nine jackup rigs, three dynamically positioned semisubmersible rigs, two moored semisubmersible rigs and two drillships during the three-year period ended December 31, 2017. We are marketing for sale ENSCO 7500, which was classified as held-for-sale in our consolidated financial statements as of December 31, 2017.

Following the Merger, we continue to focus on our fleet management strategy in light of the new composition of our rig fleet and are reviewing our fleet composition as we continue positioning Ensco for the future. As part of this strategy, we may act opportunistically from time to time to monetize assets to enhance shareholder value and improve our liquidity profile, in addition to selling or disposing of older, lower-specification or non-core rigs.

We sold the following rigs during the three-year period ended December 31, 2017 (in millions):

Rig	Date of Sale	Classification(1)	Segment(1)	Net Proceeds	Net Book Value(2)	Pre-tax Gain/(Loss)
ENSCO 52	August 2017	Continuing	Jackups	$.8	$.4	$.4
ENSCO 86	June 2017	Continuing	Jackups	.3	.3	—
ENSCO 90	June 2017	Discontinued	Jackups	.3	.3	—
ENSCO 99	June 2017	Continuing	Jackups	.3	.3	—
ENSCO 56	April 2017	Continuing	Jackups	1.0	.3	.7
ENSCO 94	November 2016	Continuing	Jackups	.9	.3	.6
ENSCO 53	October 2016	Continuing	Jackups	.9	.3	.6
ENSCO DS-1	June 2016	Continuing	Floaters	5.0	2.3	2.7
ENSCO 6004	May 2016	Continuing	Floaters	.9	.9	—
ENSCO 6003	May 2016	Continuing	Floaters	.9	.9	—
ENSCO DS-2	May 2016	Discontinued	Floaters	5.0	4.0	1.0
ENSCO 91	May 2016	Continuing	Jackups	.8	.3	.5
ENSCO 58	April 2016	Discontinued	Jackups	.7	.3	.4
ENSCO 6000	April 2016	Discontinued	Floaters	.6	.8	(.2)
ENSCO 5001	December 2015	Discontinued	Floaters	2.4	2.5	(.1)
ENSCO 5002	June 2015	Discontinued	Floaters	1.6	—	1.6
				$22.4	$14.2	$8.2

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

Discontinued Operations

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

During 2014, we committed to a plan to sell various non-core floaters and jackups. The operating results for these rigs and any related gain or loss on sale were included in results from discontinued operations, net, in our consolidated statements of operations. ENSCO 7500 continues to be actively marketed for sale and was classified as held-for-sale on our December 31, 2017 consolidated balance sheet.

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

The following table summarizes income (loss) from discontinued operations for each of the years in the three-year period ended December 31, 2017 (in millions):

	2017	2016	2015
Revenues	$—	$—	$19.5
Operating expenses	1.5	3.1	39.5
Operating loss	(1.5)	(3.1)	(20.0)
Income tax benefit	(2.1)	(10.1)	(7.7)
Loss on impairment, net	—	—	(120.6)
Gain on disposal of discontinued operations, net	.4	1.1	4.3
Income (loss) from discontinued operations	$1.0	$8.1	$(128.6)

On a quarterly basis, we reassess the fair values of our held-for-sale rigs to determine whether any adjustments to the carrying values are necessary.  We recorded a non-cash loss on impairment totaling $120.6 million (net of tax benefits of $28.0 million) for the year ended December 31, 2015 as a result of declines in the estimated fair values of our held-for-sale rigs. The loss on impairment was included in loss from discontinued operations, net, in our consolidated statements of operations for the year ended December 31, 2015. We measured the fair value of held-for-sale rigs by applying a market approach, which was based on an unobservable third-party estimated price that would be received in exchange for the assets in an orderly transaction between market participants.

Income tax benefit from discontinued operations for the year ended December 31, 2017 and 2016 included $2.1 million and $10.2 million of discrete tax benefits, respectively.

Debt and interest expense are not allocated to our discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

We have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We periodically rely on the issuance of debt and/or equity securities to supplement our liquidity needs. A substantial portion of our cash has been invested in the expansion and enhancement of our fleet of drilling rigs through newbuild construction, acquisitions and upgrade projects.

Based on our balance sheet, our contractual backlog and $2.0 billion available under our revolving credit facility, we expect to fund our short-term and long-term liquidity needs, including contractual obligations and anticipated capital expenditures, dividends and working capital requirements, from cash and cash equivalents, short-term investments, operating cash flows and, if necessary, funds borrowed under our revolving credit facility or other future financing arrangements. During 2017 and in early 2018, we executed several transactions to maximize our liquidity.

In January 2018, we issued $1.0 billion aggregate principal amount of unsecured 7.75% senior notes due 2026 at par, net of debt issuance costs of $16.5 million. Net proceeds of $983.5 million from the 2026 Notes were partially used to fund the repurchase and redemption of $237.6 million principal amount of our 8.50% notes due 2019, $256.6 million principal amount of our 6.875% notes due 2020 and $156.2 million principal amount of our 4.70% notes due 2021. We expect to recognize a pre-tax loss on debt extinguishment of $18.2 million during the first quarter of 2018.

Upon closing of the Merger, we utilized acquired cash of $445.4 million and cash on hand from the liquidation of short-term investments to repay Atwood's debt and accrued interest of $1.3 billion. We amended our credit facility upon closing to extend the final maturity date by two years. Previously, our credit facility had a borrowing capacity of $2.25 billion through September 2019 that declined to $1.13 billion through September 2020. Subsequent to the amendment, our borrowing capacity is $2.0 billion through September 2019 and declines to $1.3 billion through September 2020 and to $1.2 billion through September 2022. The credit facility, as amended, requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60%.

In January 2017, through a private-exchange transaction, we repurchased $649.5 million of our outstanding debt with $332.5 million of cash and $332.0 million of newly issued 8.00% senior notes due 2024. During the remainder of the year, we repurchased $194.1 million aggregate principal amount of our outstanding debt on the open market for $204.5 million of cash and recognized an insignificant pre-tax gain, net of discounts, premiums and debt issuance costs.

During the three-year period ended December 31, 2017, our primary sources of cash were an aggregate $3.0 billion generated from operating activities of continuing operations, $1.9 billion in proceeds from the issuance of senior notes and $585.5 million in proceeds from an equity offering. Our primary uses of cash during the same period included $2.5 billion for the construction, enhancement and other improvement of our drilling rigs, including $1.9 billion invested in newbuild construction, $2.5 billion for the repurchase of outstanding debt, $871.6 million for the repayment of Atwood debt, net of cash acquired, and $166.6 million for dividend payments.

Explanations of our liquidity and capital resources for each of the years in the three-year period ended December 31, 2017 are set forth below.

Cash Flows and Capital Expenditures

Our cash flows from operating activities of continuing operations and capital expenditures on continuing operations for each of the years in the three-year period ended December 31, 2017 were as follows (in millions):

	2017	2016	2015
Cash flows from operating activities of continuing operations	$259.4	$1,077.4	$1,697.9
Capital expenditures on continuing operations:
New rig construction	$429.8	$209.8	$1,238.8
Rig enhancements	45.1	15.9	164.5
Minor upgrades and improvements	61.8	96.5	216.2
	$536.7	$322.2	$1,619.5

During 2017, excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments totaling $205.0 million received during 2016, cash flows from continuing operations declined by $613.0 million, or 70%, as compared to the prior year.  The decline primarily resulted from a $823.0 million decline in cash receipts from contract drilling services, partially offset by a $190.4 million decline in cash payments related to contract drilling expenses and a $65.0 million decline in cash paid for interest, net of amounts capitalized.

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

We remain focused on our long-established strategy of high-grading and expanding the size of our fleet. During the three-year period ended December 31, 2017, we invested $1.9 billion in the construction of new drilling rigs and an additional $225.5 million enhancing the capability and extending the useful lives of our existing fleet.

Based on our current projections, we expect capital expenditures during 2018 to include approximately $375 million for newbuild construction, approximately $40 million for rig enhancement projects and approximately $60 million for minor upgrades and improvements. Of the $375 million for newbuild construction, $207.4 million relating to ENSCO 123 was paid in January 2018. Depending on market conditions and opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Dividends

Our Board of Directors declared a $0.01 quarterly cash dividend per Class A ordinary share for each quarter during 2017. In October 2017, we amended our revolving credit facility, which prohibits us from paying dividends in excess of $0.01 per share per fiscal quarter. Dividends in excess of this amount would require the amendment or waiver of such provision. The declaration and amount of future dividends is at the discretion of our Board of Directors. In the future, our Board of Directors may, without advance notice, determine to reduce or suspend our dividend in order to improve our financial flexibility and best position us for long-term success. When evaluating dividend payment timing and amounts, our Board of Directors considers several factors, including our profitability, liquidity, financial condition, market outlook, reinvestment opportunities, capital requirements and limitations under our revolving credit facility.

Financing and Capital Resources

Our total debt, total capital and total debt to total capital ratios as of December 31, 2017, 2016 and 2015 are summarized below (in millions, except percentages):

	Pro Forma 2017(1)	2017	2016	2015
Total debt	$5,057.5	$4,750.7	$5,274.5	$5,868.6
Total capital(2)	13,774.8	13,482.8	13,525.1	12,381.5
Total debt to total capital	36.7%	35.2%	39.0%	47.4%

(1)
Pro Forma balances present total debt, total capital and the total debt to total capital ratio on an adjusted basis after giving effect to the January 2018 offering of senior notes due 2026, tender offers and redemption described below. In January 2018, total debt increased by $306.8 million as a result of the issuance of $1.0 billion of 7.75% senior notes due 2026 issued net of debt issuance costs of $16.5 million, partially offset by the debt repurchases and redemptions of our 8.5% senior notes due 2019, 6.875% senior notes due 2020 and 4.70% senior notes due 2021, which had an aggregate carrying value of $676.7 million, net of discounts, premiums and issuance costs. Total capital was adjusted by the aforementioned amount and the estimated net of tax loss on the repurchases and redemptions of $14.8 million.

(2)	Total capital consists of total debt and Ensco shareholders' equity.

During 2017, our total debt and total capital declined by $523.8 million and $42.3 million, respectively. This resulted in the decline of our total debt to total capital ratio from 39.0% to 35.2% due to debt repurchases, a loss on impairment and the equity issued and bargain purchase gain recognized in connection with the Merger.

During 2016, our total debt declined by $594.1 million and our total capital increased by $1.1 billion. This resulted in the decline of our total debt to total capital ratio from 47.4% to 39.0% primarily due to debt repurchases and exchanges, the issuance of our 3.00% exchangeable senior notes due 2024 and our equity issuance.

 Convertible Senior Notes

     In December 2016, Ensco Jersey Finance Limited, a wholly-owned subsidiary of Ensco plc, issued $849.5 million aggregate principal amount of unsecured 2024 Convertible Notes in a private offering. The 2024 Convertible Notes are fully and unconditionally guaranteed, on a senior, unsecured basis, by Ensco plc and are exchangeable into cash, our Class A ordinary shares or a combination thereof, at our election. Interest on the 2024 Convertible Notes is payable semiannually on January 31 and July 31 of each year. The 2024 Convertible Notes will mature on January 31, 2024, unless exchanged, redeemed or repurchased in accordance with their terms prior to such date. Holders may exchange their 2024 Convertible Notes at their option any time prior to July 31, 2023 only under certain circumstances set forth in the indenture governing the 2024 Convertible Notes. On or after July 31, 2023, holders may exchange their 2024 Convertible Notes at any time. The exchange rate is 71.3343 shares per $1,000 principal amount of notes, representing an exchange price of $14.02 per share, and is subject to adjustment upon certain events. The 2024 Convertible Notes may not be redeemed by us except in the event of certain tax law changes.

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

Senior Notes

On January 26, 2018, we issued $1.0 billion aggregate principal amount of unsecured 7.75% senior notes due 2026 at par, net of $16.5 million in debt issuance costs. Interest on the 2026 Notes is payable semiannually on February 1 and August 1 of each year commencing August 1, 2018.

During 2017, we exchanged $332.0 million aggregate principal amount of unsecured 8.00% senior notes due 2024 (the “8% 2024 Notes”) for certain amounts of our outstanding senior notes due 2019, 2020 and 2021. Interest on the 8% 2024 Notes is payable semiannually on January 31 and July 31 of each year.

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

Upon consummation of the Pride acquisition during 2011, we assumed outstanding debt comprised of $900.0 million aggregate principal amount of unsecured 6.875% senior notes due 2020, $500.0 million aggregate principal amount of unsecured 8.5% senior notes due 2019 and $300.0 million aggregate principal amount of unsecured 7.875% senior notes due 2040 (collectively, the "Acquired Notes" and together with the 2021 Notes, 8% 2024 Notes, 2024 Notes, 2025 Notes, 2026 Notes and 2044 Notes, the "Senior Notes").  Ensco plc has fully and unconditionally guaranteed the performance of all Pride obligations with respect to the Acquired Notes.  See "Note 15 - Guarantee of Registered Securities" for additional information on the guarantee of the Acquired Notes.

We may redeem the 8% 2024 Notes, 2024 Notes, 2025 Notes, 2026 Notes and 2044 Notes in whole at any time, or in part from time to time, prior to maturity. If we elect to redeem the 8% 2024 Notes, 2024 Notes, 2025 Notes and 2026 Notes before the date that is three months prior to the maturity date or the 2044 Notes before the date that is six months prior to the maturity date, we will pay an amount equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest and a "make-whole" premium. If we elect to redeem the 8% 2024 Notes, 2024 Notes, 2025 Notes, 2026 Notes or 2044 Notes on or after the aforementioned dates, we will pay an amount equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, but we are not required to pay a "make-whole" premium.

We may redeem each series of the 2021 Notes and the Acquired Notes, in whole or in part, at any time at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a "make-whole" premium.

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

Debentures Due 2027

During 1997, Ensco International Incorporated issued $150.0 million of unsecured 7.20% Debentures due 2027 (the "Debentures") in a public offering. Interest on the Debentures is payable semiannually on May 15 and November 15 of each year. We may redeem the Debentures, in whole or in part, at any time prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a "make-whole" premium. The Debentures are not subject to any sinking fund requirements. During 2009, Ensco plc entered into a supplemental indenture to unconditionally guarantee the principal and interest payments on the Debentures. See "Note 15 - Guarantee of Registered Securities" for additional information on the guarantee of the Debentures.

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

 Tender Offers and Open Market Repurchases

During 2017, we repurchased $194.1 million of our outstanding senior notes on the open market for an aggregate purchase price of $204.5 million with cash on hand and recognized an insignificant pre-tax gain, net of discounts, premiums and debt issuance costs.

During 2016, we launched cash tender offers for up to $750.0 million aggregate purchase price of our outstanding debt. We received tenders totaling $860.7 million for an aggregate purchase price of $622.3 million. We used cash on hand to settle the tendered debt. Additionally during 2016, we repurchased on the open market $269.9 million of outstanding debt for an aggregate purchase price of $241.6 million.

Our tender offers and open market repurchases during the two-year period ended December 31, 2017 were as follows (in millions):

Year Ended December 31, 2017

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price(1)
8.50% Senior notes due 2019	$54.6	$60.1
6.875% Senior notes due 2020	100.1	105.1
4.70% Senior notes due 2021	39.4	39.3
Total	$194.1	$204.5

(1)	Excludes accrued interest paid to holders of the repurchased senior notes.

Year Ended December 31, 2016

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price (1)
8.50% Senior notes due 2019	$62.0	$55.7
6.875% Senior notes due 2020	219.2	181.5
4.70% Senior notes due 2021	817.0	609.0
4.50% Senior notes due 2024	1.7	.9
5.20% Senior notes due 2025	30.7	16.8
Total	$1,130.6	$863.9

(1)	Excludes accrued interest paid to holders of the repurchased senior notes.

 Exchange Offers

During 2017, we completed exchange offers to exchange our outstanding 8.50% senior notes due 2019, 6.875% senior notes due 2020 and 4.70% senior notes due 2021 for 8.00% senior notes due 2024 and cash. The exchange offers resulted in the tender of $649.5 million aggregate principal amount of our outstanding notes that were settled and exchanged as follows (in millions):

	Aggregate Principal Amount Repurchased	8% Senior Notes Due 2024 Consideration	Cash Consideration	Total Consideration
8.50% Senior notes due 2019	$145.8	$81.6	$81.7	$163.3
6.875% Senior notes due 2020	129.8	69.3	69.4	138.7
4.70% Senior notes due 2021	373.9	181.1	181.4	362.5
Total	$649.5	$332.0	$332.5	$664.5

During the year ended December 31, 2017, we recognized a pre-tax loss on the exchange offers of approximately $6.2 million, consisting of a loss of $3.5 million that includes the write-off of premiums on tendered debt and $2.7 million of transaction costs.

 Debt to Equity Exchange

During 2016, we entered into a privately-negotiated exchange agreement whereby we issued 1,822,432 Class A ordinary shares, representing less than one percent of our outstanding shares, in exchange for $24.5 million principal amount of our 2044 Notes, resulting in a pre-tax gain from debt extinguishment of $8.8 million.

2018 Tender Offers and Redemption

Concurrent with the issuance of our 2026 Notes, we launched cash tender offers for up to $985.0 million aggregate purchase price on certain series of senior notes issued by us and Pride International LLC, our wholly-owned subsidiary. The tender offers expired February 7, 2018, and we repurchased $182.6 million of the 8.50% senior notes due 2019, $256.6 million of the 6.875% senior notes due 2020 and $156.2 million of the 4.70% senior notes due 2021. We subsequently issued a redemption notice for the remaining outstanding $55.0 million principal amount of the 8.50% senior notes due 2019. The following table sets forth the total principal amounts repurchased as a result of the tender offers and redemption (in millions):

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price(1)
8.50% Senior notes due 2019	$237.6	$256.8
6.875% Senior notes due 2020	256.6	277.1
4.70% Senior notes due 2021	156.2	159.3
Total	$650.4	$693.2

(1)	Excludes accrued interest paid to holders of the repurchased senior notes.

During the first quarter of 2018, we expect to recognize a pre-tax loss from debt extinguishment of approximately $18.2 million related to the tender offers, net of discounts, premiums, debt issuance costs and transaction costs.

Maturities

The descriptions of our senior notes above reflect the original principal amounts issued, which have subsequently changed as a result of our tenders, repurchases, exchanges and new debt issuances such that the maturities of our debt were as follows (in millions):

Senior Notes	Original Principal	2016 Tenders, Repurchases and Equity Exchange	2017 Exchange Offers	2017 Repurchases	Principal Outstanding at December 31, 2017(1)	2018 Tender Offers, Redemption and Debt Issuance	Remaining Principal
8.50% due 2019	$500.0	$(62.0)	$(145.8)	$(54.6)	$237.6	$(237.6)	$—
6.875% due 2020	900.0	(219.2)	(129.8)	(100.1)	450.9	(256.6)	194.3
4.70% due 2021	1,500.0	(817.0)	(373.9)	(39.4)	269.7	(156.2)	113.5
3.00% due 2024	849.5	—	—	—	849.5	—	849.5
4.50% due 2024	625.0	(1.7)	—	—	623.3	—	623.3
8.00% due 2024	—	—	332.0	—	332.0	—	332.0
5.20% due 2025	700.0	(30.7)	—	—	669.3	—	669.3
7.75% due 2026	—	—	—	—	—	1,000.0	1,000.0
7.20% due 2027	150.0	—	—	—	150.0	—	150.0
7.875% due 2040	300.0	—	—	—	300.0	—	300.0
5.75% due 2044	1,025.0	(24.5)	—	—	1,000.5	—	1,000.5
Total	$6,549.5	$(1,155.1)	$(317.5)	$(194.1)	$4,882.8	$349.6	$5,232.4

(1)	The aggregate principal amount outstanding as of December 31, 2017 excludes net unamortized discounts and debt issuance costs of $132.1 million.

Revolving Credit

In October 2017, we amended our revolving credit facility ("Credit Facility") to extend the final maturity date by two years. Previously, our Credit Facility had a borrowing capacity of $2.25 billion through September 2019 that declined to $1.13 billion through September 2020. Subsequent to the amendment, our borrowing capacity is $2.0 billion through September 2019 and declines to $1.3 billion through September 2020 and to $1.2 billion through September 2022. The credit agreement governing our revolving credit facility includes an accordion feature allowing us to increase the commitments expiring in September 2022 up to an aggregate amount not to exceed $1.5 billion.

Advances under the Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate, depending on our credit ratings. We are required to pay a quarterly commitment fee on the undrawn portion of the $2.0 billion commitment, which is also based on our credit ratings.

In October 2017, Moody's announced a downgrade of our credit rating from B1 to B2, and Standard & Poor's downgraded our credit rating from BB to B+, which are both ratings below investment grade. In January 2018, Moody's downgraded our senior unsecured bond credit rating from B2 to B3. The Credit Facility amendment and the rating actions resulted in increases to the interest rates applicable to our borrowings and the quarterly commitment fee on the undrawn portion of the $2.0 billion commitment. The applicable margin rates are 3.00% per annum for Base Rate advances and 4.00% per annum for LIBOR advances. The quarterly commitment fee is 0.75% per annum on the undrawn portion of the $2.0 billion commitment.

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

As of December 31, 2017, we were in compliance in all material respects with our covenants under the Credit Facility. We expect to remain in compliance with our Credit Facility covenants during 2018. We had no amounts outstanding under the Credit Facility as of December 31, 2017 and 2016.

Our access to credit and capital markets depends on the credit ratings assigned to our debt. As a result of rating actions by these agencies, we no longer maintain an investment-grade status. Our current credit ratings, and any additional actual or anticipated downgrades in our credit ratings, could limit our available options when accessing credit and capital markets, or when restructuring or refinancing our debt. In addition, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants, which may further restrict our operations.

Other Financing

We filed an automatically effective shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission on November 21, 2017, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings. The registration statement expires in November 2020.

During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may repurchase shares up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. As of September 30, 2017, no shares have been repurchased under the program. The program terminates in May 2018. In October 2017, we amended our revolving credit facility, which prohibits us from repurchasing our shares, except in certain limited circumstances. Any share repurchases, outside of such limited circumstances, would require the amendment or waiver of such provision.

From time to time, we and our affiliates may repurchase our outstanding senior notes in the open market, in privately negotiated transactions, through tender offers, exchange offers or otherwise, or we may redeem senior notes, pursuant to their terms. In connection with any exchange, we may issue equity, issue new debt and/or pay cash consideration. Any future repurchases, exchanges or redemptions will depend on various factors existing at that time. There can be no assurance as to which, if any, of these alternatives (or combinations thereof) we may choose to pursue in the future. There can be no assurance that an active trading market will exist for our outstanding senior notes following any such transaction.

Contractual Obligations

We have various contractual commitments related to our new rig construction and rig enhancement agreements, long-term debt and operating leases. We expect to fund these commitments from existing cash and short-term investments, future operating cash flows, borrowings under our revolving credit facility or other future financing arrangements.  The actual timing of our new rig construction and rig enhancement payments may vary based on the completion of various milestones, which are beyond our control.  The following table summarizes our significant contractual obligations as of December 31, 2017 and the periods in which such obligations are due (in millions):

	Payments due by period
	2018	2019 and 2020	2021 and 2022	Thereafter	Total
Principal payments on long-term debt(1)	$—	$688.5	$269.7	$3,924.6	$4,882.8
Interest payments on long-term debt(1)	270.7	511.2	420.0	1,966.1	3,168.0
New rig construction agreements (2)	225.7	256.5	—	—	482.2
Operating leases	22.6	27.0	21.3	24.6	95.5
Total contractual obligations(3)	$519.0	$1,483.2	$711.0	$5,915.3	$8,628.5

(1)
Commitments related to principal and interest payments on our debt were not adjusted to give effect to the January 2018 issuance of 2026 Notes, tender offers and redemption described above. On a pro forma basis, giving effect to the aforementioned transactions, our principal payments on long-term debt are $194.3 million in 2020 and $113.5 million in 2021with the remaining $4.9 billion due in the thereafter period.

(2)
The remaining milestone payments for ENSCO DS-13 (formerly Atwood Admiral) and ENSCO DS-14 (formerly Atwood Archer) bear interest at a rate of 4.5% per annum, which accrues during the holding period until delivery. Delivery is scheduled for September 2019 and June 2020 for ENSCO DS-13 and ENSCO DS-14, respectively. Upon delivery, the remaining milestone payments and accrued interest thereon may be financed through a promissory note with the shipyard for each rig. The promissory notes will bear interest at a rate of 5% per annum with a maturity date of December 31, 2022 and will be secured by a mortgage on each respective rig. The remaining milestone payments for ENSCO DS-13 and ENSCO DS-14 are included in the table above in the period in which we expect to take delivery of the rig. However, we may elect to execute the promissory notes and defer payment until December 2022.

a

(3)
Contractual obligations do not include $178.0 million of unrecognized tax benefits, inclusive of interest and penalties, included on our consolidated balance sheet as of December 31, 2017.  We are unable to specify with certainty the future periods in which we may be obligated to settle such amounts.

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances.  These commitments include letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of December 31, 2017, we had not been required to make collateral deposits with respect to these agreements. The following table summarizes our other commitments as of December 31, 2017 (in millions):

	Commitment expiration by period
	2018	2019 and 2020	2021 and 2022	Thereafter	Total
Letters of credit	$56.8	$12.7	$—	$6.2	$75.7

Liquidity

Our liquidity position as of December 31, 2017, 2016 and 2015 is summarized below (in millions, except ratios):

	Pro Forma 2017(1)	2017	2016	2015
Cash and cash equivalents	$721.6	$445.4	$1,159.7	$121.3
Short-term investments	440.0	440.0	1,442.6	50.0
Working capital	1,142.1	853.5	2,424.9	1,509.6
Current ratio	2.5	2.1	3.8	2.9

(1)
Pro Forma balances represent our cash and cash equivalents, short-term investments, working capital and current ratio after giving effect to the January 2018 debt issuance and tender offers described above. Our cash and cash equivalents balance increased by $276.2 million due to the proceeds from the issuance of $1.0 billion of 7.75% senior notes due 2026, net of $16.5 million of issuance costs, partially offset by $707.3 million cash paid for repurchases and redemptions of our 8.5% senior notes due 2019, 6.875% senior notes due 2020 and 4.70% senior notes due 2021, inclusive of accrued interest and commissions. Our working capital balance increased by the aforementioned net cash proceeds and related reduction in accrued interest.

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

Notwithstanding our current liquidity position, if we experience significant further deterioration in demand for offshore drilling, our ability to maintain a sufficient level of liquidity to meet our financial obligations could be materially and adversely impacted. Further, our access to credit and capital markets depends on the credit ratings assigned to our debt by independent credit rating agencies. Our credit rating is no longer investment-grade. Our current credit ratings, and any additional actual or anticipated downgrades in our credit ratings, could limit our ability to access credit and capital markets, or to restructure or refinance our indebtedness. In addition, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants, which may further restrict our operations.

Effects of Climate Change and Climate Change Regulation

Greenhouse gas ("GHG") emissions have increasingly become the subject of international, national, regional, state and local attention. At the December 2015 Conference of the Parties to the United Nations Framework Convention on Climate Change ("UNFCC") held in Paris, an agreement was reached that requires countries to review and "represent a progression" in their intended nationally determined contributions to the reduction of GHG emissions, setting GHG emission reduction goals every five years beginning in 2020. This agreement, known as the Paris Agreement, entered into force on November 4, 2016 and, as of late 2017, had been ratified by 173 of the 197 parties to the UNFCC, including the United Kingdom, the United States and the majority of the other countries in which we operate. However, on August 4, 2017, the United States formally communicated to the United Nations its intent to withdraw from participation in the Paris Agreement, which entails a four year process. In response to the announced withdrawal plan, a number of state and local governments in the United States have expressed intentions to take GHG-related actions.

In an effort to reduce GHG emissions, governments have put in place or considered legislative and regulatory mechanisms to institute carbon pricing mechanisms, such as the European Union’s Emission Trading System, and to impose technical requirements to reduce carbon emissions. The Companies Act 2006 (Strategic and Directors' Reports) Regulations 2013 now requires all quoted U.K. companies, including Ensco plc, to report their annual GHG emissions in the Company's directors' report.

During 2009, the United States Environmental Protection Agency (the "EPA") officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. These EPA findings allowed the agency to proceed with the adoption and implementation of regulations to restrict GHG emissions under existing provisions of the Clean Air Act that establish Prevention of Significant Deterioration ("PSD") construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions are required to meet "best available control technology" standards established by the states or, in some cases, the EPA, on a case-by-case basis. The EPA has also adopted rules requiring annual monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore and offshore oil and natural gas production facilities. Although a number of bills related to climate change have been introduced in the U.S. Congress in the past, it appears unlikely that comprehensive federal climate legislation will be passed by Congress in the foreseeable future. If such legislation were to be adopted in the United States, such legislation could adversely impact many industries. In the absence of federal legislation, almost half of the states have begun to address GHG emissions, primarily through the development or planned development of emission inventories or regional GHG cap and trade programs.

Future regulation of GHG emissions could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation in the jurisdictions in which we operate. Depending on the particular program, we, or our customers, could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. It is uncertain whether any of these initiatives will be implemented. If such initiatives are implemented, we do not believe that such initiatives would have a direct, material adverse effect on our financial condition, operating results and cash flows in a manner different than our competitors.

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of December 31, 2017, we had cash flow hedges outstanding to exchange an aggregate $188.4 million for various foreign currencies.

We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of December 31, 2017, we held derivatives not designated as hedging instruments to exchange an aggregate $131.1 million for various foreign currencies.

If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of December 31, 2017 would approximate $13.1 million. Approximately $13.1 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

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

We do not enter into derivatives for trading or other speculative purposes. We believe that our use of derivatives and related hedging activities reduces our exposure to foreign currency exchange rate risk and does not expose us to material credit risk or any other material market risk. All our derivatives mature during the next 18 months. See Note 6 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on our derivative instruments.

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

Property and Equipment

As of December 31, 2017, the carrying value of our property and equipment totaled $12.9 billion, which represented 88% of total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate our estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

During 2017, we recognized a pre-tax, non-cash loss on impairment of $182.9 million related to certain older, less capable, non-core assets in our fleet. We estimate the aforementioned impairment will cause a decline in depreciation expense of approximately $27 million for the year ended December 31, 2018.

Our fleet of 24 floater rigs, excluding two rigs under construction and one rig held-or-sale, represented 58% of both the gross cost and net carrying amount of our depreciable property and equipment as of December 31, 2017.  Our floater rigs are depreciated over useful lives ranging from ten to 35 years.  Our fleet of 37 jackup rigs, excluding one rig under construction, represented 20% of the gross cost and 18% of the net carrying amount of our depreciable property and equipment as of December 31, 2017.  Our jackup rigs are depreciated over useful lives ranging from ten to 30 years.

The following table provides an analysis of estimated increases and decreases in depreciation expense from continuing operations that would have been recognized for the year ended December 31, 2017 for various assumed changes in the useful lives of our drilling rigs effective January 1, 2017:

Increase (decrease) in useful lives of our drilling rigs	Estimated (decrease) increase in depreciation expense that would have been recognized (in millions)
10%	$(36.4)
20%	(66.8)
(10%)	43.1
(20%)	93.1

Impairment of Long-Lived Assets

During the years ended December 31, 2017 and 2015, we recorded pre-tax, non-cash losses on impairment of long-lived assets of $182.9 million and $2.6 billion, respectively. See Note 4 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on our property and equipment.

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

The highly cyclical nature of our industry cannot be reasonably predicted with a high level of accuracy and therefore differences between our historical judgments and assumptions and actual results will occur. We reassess our judgments and assumptions in the period in which significant differences are observed and may conclude that a triggering event has occurred and perform a recoverability test. We recognized impairment charges during 2014, 2015 and 2017 upon observation of significant unexpected changes in our business climate and estimated useful lives of certain assets.

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

Income Taxes

We conduct operations and earn income in numerous countries and are subject to the laws of numerous tax jurisdictions.  As of December 31, 2017, our consolidated balance sheet included a $20.2 million net deferred income tax asset, a $39.4 million liability for income taxes currently payable and a $178.0 million liability for unrecognized tax benefits, inclusive of interest and penalties.

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

•
We recognized the impact of the enactment of U.S. tax reform during the fourth quarter of 2017 on a provisional basis. During 2018, we may make adjustments to the provisional amounts throughout the one-year measurement period as provided by Staff Accounting Bulletin No. 118, as we continue to analyze applicable information and data, and interpret any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others. See Note 10 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 excluded the internal control over financial reporting of Atwood Oceanics, Inc. representing total assets of $2.0 billion and total revenues of $23.3 million included in the consolidated financial statements of Ensco plc and subsidiaries as of and for the year ended December 31, 2017.

KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements, has issued an audit report on our internal control over financial reporting. KPMG LLP's audit report on our internal control over financial reporting is included herein.

February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Ensco plc:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ensco plc and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Houston, Texas

February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Ensco plc:

Opinion on Internal Control Over Financial Reporting
We have audited Ensco plc and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Atwood Oceanics, Inc. during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, Atwood Oceanics, Inc.’s internal control over financial reporting associated with total assets of $2.0 billion and total revenues of $23.3 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Atwood Oceanics, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 /s/ KPMG LLP

Houston, Texas
February 27, 2018

ENSCO PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
OPERATING REVENUES	$1,843.0	$2,776.4	$4,063.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1,189.5	1,301.0	1,869.6
Loss on impairment	182.9	—	2,746.4
Depreciation	444.8	445.3	572.5
General and administrative	157.8	100.8	118.4
	1,975.0	1,847.1	5,306.9
OPERATING INCOME (LOSS)	(132.0)	929.3	(1,243.5)
OTHER INCOME (EXPENSE)
Interest income	25.8	13.8	9.9
Interest expense, net	(224.2)	(228.8)	(216.3)
Other, net	134.4	283.2	(21.3)
	(64.0)	68.2	(227.7)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(196.0)	997.5	(1,471.2)
PROVISION FOR INCOME TAXES
Current income tax expense	54.2	79.8	144.1
Deferred income tax expense (benefit)	55.0	28.7	(158.0)
	109.2	108.5	(13.9)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(305.2)	889.0	(1,457.3)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET	1.0	8.1	(128.6)
NET INCOME (LOSS)	(304.2)	897.1	(1,585.9)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	.5	(6.9)	(8.9)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$(303.7)	$890.2	$(1,594.8)
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$(.91)	$3.10	$(6.33)
Discontinued operations	—	.03	(.55)
	$(.91)	$3.13	$(6.88)

NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$(304.1)	$873.6	$(1,596.8)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	332.5	279.1	232.2

CASH DIVIDENDS PER SHARE	$.04	$.04	$.60

The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2017	2016	2015
NET INCOME (LOSS)	$(304.2)	$897.1	$(1,585.9)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	8.5	(5.4)	(23.6)
Reclassification of net losses on derivative instruments from other comprehensive income into net income (loss)	.4	12.4	22.2
Other	.7	(.5)	2.0
NET OTHER COMPREHENSIVE INCOME	9.6	6.5	.6

COMPREHENSIVE INCOME (LOSS)	(294.6)	903.6	(1,585.3)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	.5	(6.9)	(8.9)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$(294.1)	$896.7	$(1,594.2)

The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value amounts)

	December 31,
ASSETS	2017	2016
CURRENT ASSETS
Cash and cash equivalents	$445.4	$1,159.7
Short-term investments	440.0	1,442.6
Accounts receivable, net	345.4	361.0
Other	381.2	316.0
Total current assets	1,612.0	3,279.3
PROPERTY AND EQUIPMENT, AT COST	15,332.1	12,992.5
Less accumulated depreciation	2,458.4	2,073.2
Property and equipment, net	12,873.7	10,919.3
OTHER ASSETS, NET	140.2	175.9
	$14,625.9	$14,374.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$432.6	$145.9
Accrued liabilities and other	325.9	376.6
Current maturities of long-term debt	—	331.9
Total current liabilities	758.5	854.4
LONG-TERM DEBT	4,750.7	4,942.6
OTHER LIABILITIES	386.7	322.5
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 447.0 million and 310.3 million shares issued as of December 31, 2017 and 2016	44.7	31.0
Class B ordinary shares, £1 par value, 50,000 shares issued as of December 31, 2017 and 2016	.1	.1
Additional paid-in capital	7,195.0	6,402.2
Retained earnings	1,532.7	1,864.1
Accumulated other comprehensive income	28.6	19.0
Treasury shares, at cost, 11.1 million and 7.3 million shares as of December 31, 2017 and 2016	(69.0)	(65.8)
Total Ensco shareholders' equity	8,732.1	8,250.6
NONCONTROLLING INTERESTS	(2.1)	4.4
Total equity	8,730.0	8,255.0
	$14,625.9	$14,374.5

The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$(304.2)	$897.1	$(1,585.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation expense	444.8	445.3	572.5
Loss on impairment	182.9	—	2,746.4
Bargain purchase gain	(140.2)	—	—
Amortization, net	(61.6)	(139.7)	(165.0)
Deferred income tax expense (benefit)	55.0	28.7	(158.0)
Share-based compensation expense	41.2	39.6	40.2
(Gain) loss on debt extinguishment	2.6	(287.8)	33.5
Discontinued operations, net	(1.0)	(8.1)	128.6
Other	(25.5)	(38.3)	(27.9)
Changes in operating assets and liabilities, net of acquisition	65.4	140.6	113.5
Net cash provided by operating activities of continuing operations	259.4	1,077.4	1,697.9
INVESTING ACTIVITIES
Maturities of short-term investments	2,042.5	2,212.0	1,357.3
Purchases of short-term investments	(1,040.0)	(2,474.6)	(1,780.0)
Acquisition of Atwood, net of cash acquired	(871.6)	—	—
Additions to property and equipment	(536.7)	(322.2)	(1,619.5)
Net proceeds from disposition of assets	2.8	9.8	1.6
Net cash used in investing activities of continuing operations	(403.0)	(575.0)	(2,040.6)
FINANCING ACTIVITIES
Reduction of long-term borrowings	(537.0)	(863.9)	(1,072.5)
Cash dividends paid	(13.8)	(11.6)	(141.2)
Debt financing costs	(12.0)	(23.4)	(10.5)
Proceeds from issuance of senior notes	—	849.5	1,078.7
Proceeds from equity issuance	—	585.5	—
Premium paid on redemption of debt	—	—	(30.3)
Other	(7.7)	(7.1)	(16.0)
Net cash provided by (used in) financing activities	(570.5)	529.0	(191.8)
Net cash provided by (used in) discontinued operations	(.8)	8.4	(8.7)
Effect of exchange rate changes on cash and cash equivalents	.6	(1.4)	(.3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(714.3)	1,038.4	(543.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,159.7	121.3	664.8
CASH AND CASH EQUIVALENTS, END OF YEAR	$445.4	$1,159.7	$121.3
The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We own and operate an offshore drilling rig fleet of 62 rigs spanning most of the strategic markets around the globe. Our rig fleet includes 12 drillships, 11 dynamically positioned semisubmersible rigs, four moored semisubmersible rigs and 38 jackup rigs, including three rigs under construction.   We operate the world's largest fleet amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

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

We provide drilling services on a day rate contract basis. Under day rate contracts, we provide a drilling rig and rig crews for which we receive a daily rate that may vary throughout the duration of the contractual term. The day rate we earn can vary between the full day rate and zero rate, depending on the operations of the rig. Our customers bear substantially all of the costs of constructing the well and supporting drilling operations, as well as the economic risk relative to the success of the well. In addition, our customers may pay all or a portion of the cost of moving our equipment and personnel to and from the well site.

    Acquisition of Atwood Oceanics, Inc.

On October 6, 2017 (the "Merger Date"), we completed a merger transaction (the "Merger") with Atwood Oceanics, Inc. ("Atwood") and Echo Merger Sub, LLC, a wholly-owned subsidiary of Ensco plc. Pursuant to the merger agreement, Echo Merger Sub, LLC merged with and into Atwood, with Atwood as the surviving entity and an indirect, wholly-owned subsidiary of Ensco plc. Total consideration delivered in the Merger consisted of 132.2 million of our Class A ordinary shares and $11.1 million of cash in settlement of certain share-based payment awards. The total aggregate value of consideration transferred was $781.8 million. Additionally, upon closing of the Merger, we utilized cash acquired of $445.4 million and cash on hand to extinguish Atwood's revolving credit facility, outstanding senior notes and accrued interest totaling $1.3 billion. The estimated fair values assigned to assets acquired net of liabilities assumed exceeded the consideration transferred, resulting in a bargain purchase gain of $140.2 million that was recognized during the fourth quarter.

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

Foreign Currency Remeasurement and Translation

Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues and expenses are denominated in U.S. dollars; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Most transaction gains and losses, including certain gains and losses on our derivative instruments, are included in other, net, in our consolidated statement of operations.  Certain gains and losses from the translation of foreign currency balances of our non-U.S. dollar functional currency subsidiaries are included in accumulated other comprehensive income on our consolidated balance sheet.  Net foreign currency exchange gains and losses, inclusive of offsetting fair value derivatives, were $5.1 million of losses, $6.0 million of losses and $5.4 million of gains, and were included in other, net, in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively.

Cash Equivalents and Short-Term Investments

Highly liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents. Highly liquid investments with maturities of greater than three months but less than one year at the date of purchase are classified as short-term investments.

Short-term investments consisted of time deposits with initial maturities in excess of three months but less than one year and totaled $440.0 million and $1.4 billion as of December 31, 2017 and 2016, respectively. Cash flows from purchases and maturities of short-term investments were classified as investing activities in our consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015. To mitigate our credit risk, our investments in time deposits are diversified across multiple, high-quality financial institutions.

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

We evaluate the carrying value of our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For property and equipment used in our operations, recoverability generally is determined by comparing the carrying value of an asset to the expected undiscounted future cash flows of the asset. If the carrying value of an asset is not recoverable, the amount of impairment loss is measured as the difference between the carrying value of the asset and its estimated fair value. Property and equipment held-for-sale is recorded at the lower of net book value or fair value less cost to sell.

During 2017 and 2015, we recorded pre-tax, non-cash losses on impairment of long-lived assets of $182.9 million and $2.6 billion. See "Note 4 - Property and Equipment" for additional information on these impairments.

If the global economy deteriorates and/or our expectations relative to future offshore drilling industry conditions decline, it is reasonably possible that additional impairment charges may occur with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location.

Operating Revenues and Expenses

Our drilling contracts are performed on a day rate basis, and the terms of such contracts are typically for a specific period of time or the period of time required to complete a specific task, such as drill a well. Contract revenues and expenses are recognized on a per day basis, as the work is performed.

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

Mobilization fees received and costs incurred prior to commencement of drilling operations are deferred and amortized on a straight-line basis over the period that the related drilling services are performed. Demobilization fees and related costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred.

Deferred mobilization costs were included in other current assets and other assets, net, on our consolidated balance sheets and totaled $39.9 million and $43.9 million as of December 31, 2017 and 2016, respectively. Deferred mobilization revenue was included in accrued liabilities and other, and other liabilities on our consolidated balance sheets and totaled $35.7 million and $62.1 million as of December 31, 2017 and 2016, respectively.

In connection with some contracts, we receive up-front lump-sum fees or similar compensation for capital improvements to our drilling rigs. Such compensation is deferred and amortized to revenue over the period that the related drilling services are performed, and the cost is capitalized and depreciated over the useful life of the asset. Deferred revenue associated with capital improvements was included in accrued liabilities and other, and other liabilities on our consolidated balance sheets and totaled $87.4 million and $165.2 million as of December 31, 2017 and 2016, respectively.

We may receive termination fees if certain drilling contracts are terminated by the customer prior to the end of the contractual term. Such compensation is recognized as revenues when services have been completed under the terms of the contract, the termination fee can be reasonably measured and collectability is reasonably assured.

For the year ended December 31, 2016, operating revenues included $185.0 million for the lump-sum consideration received in settlement and release of the ENSCO DS-9 customer's ongoing early termination obligations. The ENSCO DS-9 contract was terminated for convenience by the customer in July 2015, whereby the customer was obligated to pay us monthly termination fees for two years under the termination provisions of the contract. Operating revenues in 2016 also included $20.0 million for the lump-sum consideration received in settlement of the ENSCO 8503 customer's remaining obligations under the contract.

For the year ended December 31, 2015, operating revenues included $129.0 million related to the lump-sum payments associated with the ENSCO DS-4 and ENSCO DS-9 contract terminations.

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in other current assets and other assets, net, on our consolidated balance sheets and totaled $15.3 million and $14.9 million as of December 31, 2017 and 2016, respectively.

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

Our drilling rigs frequently move from one taxing jurisdiction to another based on where they are contracted to perform drilling services. The movement of drilling rigs among taxing jurisdictions may involve a transfer of drilling rig ownership among our subsidiaries (“intercompany rig sale”). The pre-tax profit resulting from an intercompany rig sale is eliminated from our consolidated financial statements, and the carrying value of a rig sold in an intercompany transaction remains at historical net depreciated cost prior to the transaction. Our consolidated financial statements do not reflect the asset disposition transaction of the selling subsidiary or the asset acquisition transaction of the acquiring subsidiary. Prior to our adoption of Accounting Standards Update 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“Update 2016-16”) on January 1, 2017, income taxes resulting from an intercompany rig sale, as well as the tax effect of any reversing temporary differences resulting from the sale, were deferred and amortized on a straight-line basis over the remaining useful life of the rig. Subsequent to our adoption of Update 2016-16, the income tax effects resulting from intercompany rig sales are recognized in earnings in the period in which the sale occurs.

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

We do not provide deferred taxes on the undistributed earnings of certain subsidiaries because our policy and intention is to reinvest such earnings indefinitely. The U.S. Tax Cuts and Jobs Act (“U.S. tax reform”) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law, including a reduction in the statutory income tax rate from 35% to 21% effective January 1, 2018, a base erosion anti-abuse tax that effectively imposes a minimum tax on certain payments to non-U.S. affiliates and new and revised rules relating to the current taxation of certain income of foreign subsidiaries. See "Note 10 - Income Taxes" for additional information.

Share-Based Compensation

We sponsor share-based compensation plans that provide equity compensation to our key employees, officers and non-employee directors. Our Long-Term Incentive Plan (the “2012 LTIP”) allows our Board of Directors to authorize share grants to be settled in cash or shares. Compensation expense for share awards to be settled in shares is measured at fair value on the date of grant and recognized on a straight-line basis over the requisite service period (usually the vesting period). Compensation expense for share awards to be settled in cash is remeasured each quarter with a cumulative adjustment to compensation cost during the period based on changes in our share price. Any adjustments to the compensation cost recognized in our consolidated statement of operations for awards that are forfeited are recognized in the period in which the forfeitures occur. See "Note 8 - Benefit Plans" for additional information on our share-based compensation.

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

Income (loss) from continuing operations attributable to Ensco for each of the years in the three-year period ended December 31, 2017 was as follows (in millions):

	2017	2016	2015
Income (loss) from continuing operations	$(305.2)	$889.0	$(1,457.3)
(Income) loss from continuing operations attributable to noncontrolling interests	.5	(6.9)	(8.8)
Income (loss) from continuing operations attributable to Ensco	$(304.7)	$882.1	$(1,466.1)

Income (loss) from discontinued operations attributable to Ensco for each of the years in the three-year period ended December 31, 2017 was as follows (in millions):

	2017	2016	2015
Income (loss) from discontinued operations	$1.0	$8.1	$(128.6)
Income from discontinued operations attributable to noncontrolling interests	—	—	(.1)
Income (loss) from discontinued operations attributable to Ensco	$1.0	$8.1	$(128.7)

Earnings Per Share

We compute basic and diluted earnings per share ("EPS") in accordance with the two-class method. Net income (loss) attributable to Ensco used in our computations of basic and diluted EPS is adjusted to exclude net income allocated to non-vested shares granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and includes the effect of all potentially dilutive performance awards and excludes non-vested shares. In each of the years in the three-year period ended December 31, 2017, our potentially dilutive instruments were not included in the computation of diluted EPS as the effect of including these shares in the calculation would have been anti-dilutive.

The following table is a reconciliation of income (loss) from continuing operations attributable to Ensco shares used in our basic and diluted EPS computations for each of the years in the three-year period ended December 31, 2017 (in millions):

	2017	2016	2015
Income (loss) from continuing operations attributable to Ensco	$(304.7)	$882.1	$(1,466.1)
Income from continuing operations allocated to non-vested share awards	(.4)	(16.6)	(2.0)
Income (loss) from continuing operations attributable to Ensco shares	$(305.1)	$865.5	$(1,468.1)

Anti-dilutive share awards totaling 2.0 million, 500,000 and 800,000 for the years ended December 31, 2017, 2016 and 2015, respectively, were excluded from the computation of diluted EPS.

During 2016, we issued our 3.00% exchangeable senior notes due 2024 (the "2024 Convertible Notes"). See "Note 5 - Debt" for additional information on this issuance. We have the option to settle the notes in cash, shares or a combination thereof for the aggregate amount due upon conversion. Our intent is to settle the principal amount of the 2024 Convertible Notes in cash upon conversion. If the conversion value exceeds the principal amount (i.e., our share price exceeds the exchange price on the date of conversion), we expect to deliver shares equal to the remainder of our conversion obligation in excess of the principal amount.

During each respective reporting period that our average share price exceeds the exchange price, an assumed number of shares required to settle the conversion obligation in excess of the principal amount will be included in our denominator for the computation of diluted EPS using the treasury stock method. Our average share price did not exceed the exchange price during the years ended December 31, 2017 and December 31, 2016.

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

In October 2016, the FASB issued Accounting Standards Update 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“Update 2016-16”), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. We adopted Update 2016-16 on a modified retrospective basis effective January 1, 2017. As a result of modified retrospective application, we reduced prepaid taxes on intercompany transfers of property and related deferred tax liabilities resulting in the recognition of a cumulative-effect reduction in retained earnings of $14.1 million on our consolidated balance sheet as of January 1, 2017.

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

During 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Update 2014-09 is effective for annual and interim periods for fiscal years beginning after December 15, 2017. Subsequent to the issuance of Update 2014-09, the FASB issued several additional Accounting Standards Updates to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. Update 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP and may be adopted using a retrospective, modified retrospective or prospective with a cumulative catch-up approach. Due to the significant interaction between Update 2014-09 and Accounting Standards Update 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification ("Update 2016-02"), we will adopt Update 2014-09 and Update 2016-02 concurrently with an effective date of January 1, 2018. A substantial portion of our revenues will be recognized under Update 2016-02; therefore, Update 2014-09 will not have a significant impact on our revenue recognition patterns. However, certain additional disclosures will be required upon adoption.

During 2016, the FASB issued Update 2016-02, which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. During our evaluation of Update 2016-02, we concluded that our drilling contracts contain a lease component. In January 2018, the FASB issued a Proposed Accounting Standard Update to provide targeted improvements to Update 2016-02 which (1) provides for a new transition method whereby entities may elect to adopt the Update using a prospective with cumulative catch-up approach and, (2) provides lessors with a practical expedient to not separate non-lease components from the related lease components, by class of underlying asset. Application of the practical expedient would result in a combined single lease component that, provided specified conditions are met, would be classified as an operating lease for lessors. We expect to elect both provisions afforded under the Proposed Accounting Standard Update. We do not expect a significant cumulative-effect adjustment in the period of adoption, and we do not expect a significant change to our pattern of revenue recognition as compared to current GAAP. However, as a result of the adoption of Update 2016-12, we will be required to present increased disclosures of the nature of our leasing arrangements as well as certain other qualitative and quantitative disclosures. With respect to leases whereby we are the lessee, we expect to recognize lease liabilities and offsetting "right of use" assets ranging from approximately $70 million to $90 million.

With the exception of the updated standards discussed above, there have been no accounting pronouncements issued and not yet effective that have significance, or potential significance, to our consolidated financial statements.

2. ACQUISITION OF ATWOOD

On May 29, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Atwood and Echo Merger Sub, LLC, our wholly-owned subsidiary, and on October 6, 2017 (the "Merger Date"), we completed our acquisition of Atwood pursuant to the Merger Agreement (the “Merger”). Atwood’s financial results are included in our consolidated results beginning on the Merger Date.

The Merger is expected to strengthen our position as the leader in offshore drilling across a wide range of water depths around the world. The Merger significantly enhances the capabilities of our rig fleet and improves our ability to meet future customer demand with the highest-specification assets. Revenues of Atwood from the Merger Date included in our consolidated statements of operations were $23.3 million for the year ended December 31, 2017. Net loss of Atwood from the Merger Date included in our consolidated statements of operations was $70.1 million, inclusive of integration costs of $27.9 million, for the year ended December 31, 2017.

Consideration

    As a result of the Merger, Atwood shareholders received 1.60 Ensco Class A Ordinary shares for each share of Atwood common stock, representing a value of $9.33 per share of Atwood common stock based on a closing price of $5.83 per Class A ordinary share on October 5, 2017, the last trading day before the Merger Date. Total consideration delivered in the Merger consisted of 132.2 million of our Class A ordinary shares and $11.1 million of cash in settlement of certain share-based payment awards. The total aggregate value of consideration transferred was $781.8 million. Additionally, upon closing of the Merger, we utilized cash acquired of $445.4 million and cash on hand to extinguish Atwood's revolving credit facility, outstanding senior notes and accrued interest totaling $1.3 billion. The estimated fair values assigned to assets acquired net of liabilities assumed exceeded the consideration transferred, resulting in a bargain purchase gain of $140.2 million that was recognized during the fourth quarter.

Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed in the Merger have been recorded at their estimated fair values as of the Merger Date under the acquisition method of accounting. When the fair value of the net assets acquired exceeds the consideration transferred in an acquisition, the difference is recorded as a bargain purchase gain in the period in which the transaction occurs. We have not finalized the fair values of assets acquired and liabilities assumed; therefore, the fair value estimates set forth below are subject to adjustment during a one year measurement period subsequent to the Merger Date. The estimated fair values of certain assets and liabilities including inventory, long-lived assets and contingencies require judgments and assumptions that increase the likelihood that adjustments may be made to these estimates during the measurement period, and those adjustments could be material.

The provisional amounts for assets acquired and liabilities assumed are based on preliminary estimates of their fair values as of the Merger Date and were as follows (in millions):

Estimated Fair Value
Assets:
Cash and cash equivalents(1)	$445.4
Accounts receivable(2)	62.3
Other current assets	118.1
Property and equipment	1,762.0
Other assets	23.7
Liabilities:
Accounts payable and accrued liabilities	64.9
Other liabilities	118.7
Net assets acquired	2,227.9
Less:
Merger consideration	(781.8)
Repayment of Atwood debt	(1,305.9)
Bargain purchase gain	$140.2

(1) Upon closing of the Merger, we utilized acquired cash of $445.4 million and cash on hand from the liquidation of short-term investments to repay Atwood's debt and accrued interest of $1.3 billion.
(2) Gross contractual amounts receivable totaled $64.7 million as of the Merger Date.

Bargain Purchase Gain

The estimated fair values assigned to assets acquired net of liabilities assumed exceeded the consideration transferred, resulting in a bargain purchase gain primarily due to depressed offshore drilling company valuations. Market capitalizations across the offshore drilling industry have declined significantly since mid-2014 due to the decline in commodity prices and the related imbalance of supply and demand for drilling rigs. The resulting bargain purchase gain was further driven by the decline in our share price from $6.70 to $5.83 between the last trading day prior to the announcement of the Merger and the Merger Date. The gain was included in other, net, in our consolidated statement of operations for the year ended December 31, 2017.

Merger-Related Costs

Merger-related costs were expensed as incurred and consisted of various advisory, legal, accounting, valuation and other professional or consulting fees totaling $19.4 million for the year ended December 31, 2017. These costs are included in general and administrative expense in our consolidated statements of operations.

Property and Equipment

Property and equipment acquired in connection with the Merger consisted primarily of drilling rigs and related equipment, including four drillships (two of which are under construction), two semisubmersible rigs and five jackup rigs.  We recorded property and equipment acquired at its estimated fair value of $1.8 billion. We estimated the fair value of the rigs and equipment by applying an income approach, using projected discounted cash flows, or a market approach. We estimated remaining useful lives for Atwood's drilling rigs, which ranged from 16 to 35 years based on original estimated useful lives of 30 to 35 years.

Deferred Taxes

The Merger was executed through the acquisition of Atwood's outstanding common stock and, therefore, the historical tax bases of the acquired assets and assumed liabilities, net operating losses and other tax attributes of Atwood were assumed as of the Merger Date.  However, adjustments were recorded to recognize deferred tax assets and liabilities for the tax effects of differences between acquisition date fair values and tax bases of assets acquired and liabilities assumed. Additionally, the interaction of our and Atwood's tax attributes that impacted the deferred taxes of the combined entity were also recognized as part of acquisition accounting. As of the Merger Date, an increase of $2.5 million to Atwood’s net deferred tax liability was recognized.

Deferred tax assets and liabilities recognized in connection with the Merger were measured at rates enacted as of the Merger Date.  Tax rate changes, or any deferred tax adjustments for new tax legislation, following the Merger Date, including the recently enacted U.S. tax reform , will be reflected in our operating results in the period in which the change in tax laws or rate is enacted.

Intangible Assets and Liabilities

We recorded intangible assets totaling $33.3 million representing the estimated fair value of Atwood's firm drilling contracts in place at the Merger Date with favorable contract terms compared to then-market day rates for comparable drilling rigs. The various factors considered in the determination of these fair values were (1) the contracted day rate for each contract, (2) the remaining term of each contract, (3) the rig class and (4) the market conditions for each respective rig class at the Merger Date. The intangible assets were calculated based on the present value of the difference in cash flows over the remaining contract term as compared to a hypothetical contract with the same remaining term at an estimated then-current market day rate using a risk-adjusted discount rate and an estimated effective income tax rate.

Operating revenues included $16.1 million of asset amortization during the year ended December 31, 2017. The remaining balance of $17.2 million was included in other current assets and other assets, net, on our consolidated balance sheet as of December 31, 2017. These balances will be amortized to operating revenues over the respective remaining drilling contract terms on a straight-line basis. Amortization for these intangible assets is estimated to be $11.4 million and $5.8 million for 2018 and 2019, respectively.

We recorded intangible liabilities of $60.0 million for the estimated fair value of unfavorable drillship construction contracts, which were determined by comparing the firm obligations for the remaining construction of ENSCO DS-13 and ENSCO DS-14 to the estimated current market rates for the construction of a comparable drilling rig. The unfavorable construction liability was calculated based on the present value of the difference in cash outflows for the remaining contractual payments as compared to a hypothetical contract with the same remaining contractual payments at estimated then-current market rates using a risk-adjusted discount rate and an estimated effective income tax rate. The liabilities will be amortized over the estimated life of ENSCO DS-13 and ENSCO DS-14 as a reduction of depreciation expense beginning on the date the rig is placed into service.

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

(in millions, except per share amounts)	Twelve Months Ended (Unaudited)
	2017(1)	2016
Revenues	$2,243.0	$3,622.1
Net income (loss)	(168.7)	1,284.9
Earnings (loss) per share - basic and diluted	(.39)	3.18
(1) Pro forma net income and earnings per share were adjusted to exclude an aggregate $80.7 million of merger-related and integration costs incurred by Ensco and Atwood during 2017.

3.  FAIR VALUE MEASUREMENTS

The following fair value hierarchy table categorizes information regarding our net financial assets measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2017
Supplemental executive retirement plan assets	$30.9	$—	$—	$30.9
Derivatives, net	—	6.8	—	6.8
Total financial assets	30.9	6.8	—	37.7
Total financial liabilities	—	—	—	—
As of December 31, 2016
Supplemental executive retirement plan assets	$27.7	$—	$—	$27.7
Total financial assets	27.7	—	—	27.7
Derivatives, net	—	(8.8)	—	(8.8)
Total financial liabilities	$—	$(8.8)	$—	$(8.8)

Supplemental Executive Retirement Plans

Our Ensco supplemental executive retirement plans (the "SERPs") are non-qualified plans that provide for eligible employees to defer a portion of their compensation for use after retirement. Assets held in the SERP were marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our consolidated balance sheets as of December 31, 2017 and 2016.  The fair value measurements of assets held in the SERP were based on quoted market prices. Net unrealized gains of $4.5 million, $1.8 million and $700,000 from marketable securities held in our SERP were included in other, net, in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively.

Derivatives

Our derivatives were measured at fair value on a recurring basis using Level 2 inputs as of December 31, 2017 and 2016.  See "Note 6 - Derivative Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency exchange rate risk. The fair value measurements of our derivatives were based on market prices that are generally observable for similar assets or liabilities at commonly quoted intervals.

Other Financial Instruments

The carrying values and estimated fair values of our debt instruments as of December 31, 2017 and 2016 were as follows (in millions):

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
8.50% Senior notes due 2019	$251.4	$252.9	$480.2	$485.0
6.875% Senior notes due 2020	477.9	473.1	735.9	727.5
4.70% Senior notes due 2021	267.1	265.3	674.4	658.9
3.00% Exchangeable senior notes due 2024 (1)	635.7	757.1	604.3	874.7
4.50% Senior notes due 2024	619.3	527.1	618.6	536.0
8.00% Senior notes due 2024	337.9	333.8	—	—
5.20% Senior notes due 2025	663.6	571.4	662.8	582.3
7.20% Debentures due 2027	149.3	141.9	149.2	138.7
7.875% Senior notes due 2040	376.7	258.8	378.3	270.6
5.75% Senior notes due 2044	971.8	690.4	970.8	728.0
Total	$4,750.7	$4,271.8	$5,274.5	$5,001.7

(1)
Our 2024 Convertible Notes were issued with a conversion feature. The 2024 Convertible Notes were separated into their liability and equity components on our consolidated balance sheet. The equity component was initially recorded to additional paid-in capital and as a debt discount, which will be amortized to interest expense. Excluding the unamortized discount, the carrying value of the 2024 Convertible Notes was $834.0 million and $830.1 million as of December 31, 2017 and 2016. See "Note 5 - Debt" for additional information on this issuance.

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The decline in the carrying value of long-term debt instruments from December 31, 2016 to December 31, 2017 is primarily due to debt repurchases as discussed in "Note 5 - Debt". The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of December 31, 2017 and 2016.

4.  PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2017 and 2016 consisted of the following (in millions):

	2017	2016
Drilling rigs and equipment	$12,272.4	$11,067.4
Other	183.4	180.8
Work in progress	2,876.3	1,744.3
	$15,332.1	$12,992.5

Work in progress as of December 31, 2017 primarily consisted of $2.0 billion related to the construction of ultra-deepwater drillships ENSCO DS-9, ENSCO DS-10, ENSCO DS-13 and ENSCO DS-14, $423.6 million related to the construction of ENSCO 140 and ENSCO 141 premium jackup rigs and $321.6 million related to the construction of ENSCO 123, an ultra-premium harsh environment jackup rig. ENSCO DS-9, ENSCO DS-10, ENSCO 140 and ENSCO 141 have been delivered by the respective shipyards but have not yet been placed into service as of December 31, 2017.

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

During 2017, we recognized a pre-tax, non-cash loss on impairment of $182.9 million related to older, less capable, non-core assets in our fleet. During the fourth quarter, we determined that the remaining useful life of certain non-core rigs would not extend substantially beyond their current contracts, resulting in triggering events and the performance of recoverability tests. Our estimates of undiscounted cash flows over the revised estimated remaining useful lives were not sufficient to recover each asset’s carrying value. Accordingly, we concluded that two semisubmersibles and one jackup were impaired as of December 31, 2017.

During 2015, we recognized a pre-tax, non-cash loss on impairment of $2.6 billion, of which $2.5 billion was included in income (loss) from continuing operations and $148.6 million was included in income (loss) from discontinued operations, net, in our consolidated statement of operations. The impairments recognized during 2015 resulted from adverse changes in our business climate that led to the conclusion that triggering events had occurred across our fleet.

For rigs whose carrying values were determined not to be recoverable during 2017 and 2015, we recorded an impairment for the difference between their fair values and carrying values. We estimated the fair values of these rigs by applying either an income approach, using projected discounted cash flows, or a market approach. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including assumptions regarding future day rates, utilization, operating costs and capital requirements.

In instances where we applied an income approach, forecasted day rates and utilization took into account market conditions and our anticipated business outlook. In instances where we applied a market approach, the fair value was based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. We validated all third-party estimated prices using our forecasts of economic returns for the respective rigs or other market data.

If the global economy, our overall business outlook and/or our expectations regarding the marketability of one or more of our drilling rigs deteriorate further, we may conclude that a triggering event has occurred and perform a recoverability test that could lead to a material impairment charge in future periods.

5.  DEBT

The carrying value of our long-term debt as of December 31, 2017 and 2016 consisted of the following (in millions):

	2017	2016
8.50% Senior notes due 2019	$251.4	$480.2
6.875% Senior notes due 2020	477.9	735.9
4.70% Senior notes due 2021	267.1	674.4
3.00% Exchangeable senior notes due 2024	635.7	604.3
4.50% Senior notes due 2024	619.3	618.6
8.00% Senior notes due 2024	337.9	—
5.20% Senior notes due 2025	663.6	662.8
7.20% Debentures due 2027	149.3	149.2
7.875% Senior notes due 2040	376.7	378.3
5.75% Senior notes due 2044	971.8	970.8
Total debt	4,750.7	5,274.5
Less current maturities(1)	—	(331.9)
Total long-term debt	$4,750.7	$4,942.6

(1)
In January 2017, we completed exchange offers to exchange our outstanding 8.50% senior notes due 2019, 6.875% senior notes due 2020 and 4.70% senior notes due 2021 for 8.00% senior notes due 2024 and cash. As of December 31, 2016, the aggregate amount of principal repurchased with cash, along with associated premiums, was classified as current maturities of long-term debt on our consolidated balance sheet.

 Convertible Senior Notes

     In December 2016, Ensco Jersey Finance Limited, a wholly-owned subsidiary of Ensco plc, issued $849.5 million aggregate principal amount of unsecured 2024 Convertible Notes in a private offering. The 2024 Convertible Notes are fully and unconditionally guaranteed, on a senior, unsecured basis, by Ensco plc and are exchangeable into cash, our Class A ordinary shares or a combination thereof, at our election. Interest on the 2024 Convertible Notes is payable semiannually on January 31 and July 31 of each year. The 2024 Convertible Notes will mature on January 31, 2024, unless exchanged, redeemed or repurchased in accordance with their terms prior to such date. Holders may exchange their 2024 Convertible Notes at their option any time prior to July 31, 2023 only under certain circumstances set forth in the indenture governing the 2024 Convertible Notes. On or after July 31, 2023, holders may exchange their 2024 Convertible Notes at any time. The exchange rate is 71.3343 shares per $1,000 principal amount of notes, representing an exchange price of $14.02 per share, and is subject to adjustment upon certain events. The 2024 Convertible Notes may not be redeemed by us except in the event of certain tax law changes.

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

The 2024 Convertible Notes were separated into their liability and equity components and included in long-term debt and additional paid-in capital on our consolidated balance sheet, respectively. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not include an associated conversion feature. The carrying amount of the equity component representing the conversion feature was determined by deducting the fair value of the liability component from the principal amount of the 2024 Convertible Notes. The difference between the carrying amount of the liability and the principal amount is amortized to interest expense over the term of the 2024 Convertible Notes, together with the coupon interest, resulting in an effective interest rate of approximately 8% per annum. The equity component is not remeasured if we continue to meet certain conditions for equity classification.

The costs related to the issuance of the 2024 Convertible Notes were allocated to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component are amortized to interest expense over the term of the notes and the issuance costs attributable to the equity component were recorded to additional paid-in capital on our consolidated balance sheet.

As of December 31, 2017 and 2016, the 2024 Convertible Notes consist of the following (in millions):

Liability component:	2017	2016
Principal	$849.5	$849.5
Less: Unamortized debt discount and issuance costs	(213.8)	(245.2)
Net carrying amount	635.7	604.3
Equity component, net	$220.0	$220.0

During the year ended December 31, 2017, we recognized $25.5 million associated with coupon interest and $31.4 million associated with the amortization of debt discount and issuance costs. During the year ended December 31, 2016, we recognized $1.3 million associated with coupon interest and $1.5 million associated the amortization of debt discount and issuance costs.

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

  Senior Notes

On January 26, 2018, we issued $1.0 billion aggregate principal amount of unsecured 7.75% senior notes due 2026 at par. Interest on the 2026 Notes is payable semiannually on February 1 and August 1 of each year commencing August 1, 2018.

During 2017, we exchanged $332.0 million aggregate principal amount of unsecured 8.00% senior notes due 2024 (the “8% 2024 Notes”) for certain amounts of our outstanding senior notes due 2019, 2020 and 2021. Interest on the 8% 2024 Notes is payable semiannually on January 31 and July 31 of each year.

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

Upon consummation of the Pride acquisition during 2011, we assumed outstanding debt comprised of $900.0 million aggregate principal amount of unsecured 6.875% senior notes due 2020, $500.0 million aggregate principal amount of unsecured 8.5% senior notes due 2019 and $300.0 million aggregate principal amount of unsecured 7.875% senior notes due 2040 (collectively, the "Acquired Notes" and together with the 2021 Notes, 8% 2024 Notes, 2024 Notes, 2025 Notes, 2026 Notes and 2044 Notes, the "Senior Notes").  Ensco plc has fully and unconditionally guaranteed the performance of all Pride obligations with respect to the Acquired Notes.  See "Note 15 - Guarantee of Registered Securities" for additional information on the guarantee of the Acquired Notes.

We may redeem the 8% 2024 Notes, 2024 Notes, 2025 Notes, 2026 Notes and 2044 Notes in whole at any time, or in part from time to time, prior to maturity. If we elect to redeem the 8% 2024 Notes, 2024 Notes, 2025 Notes and 2026 Notes before the date that is three months prior to the maturity date or the 2044 Notes before the date that is six months prior to the maturity date, we will pay an amount equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest and a "make-whole" premium. If we elect to redeem the 8% 2024 Notes, 2024 Notes, 2025 Notes, 2026 Notes or 2044 Notes on or after the aforementioned dates, we will pay an amount equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest but we are not required to pay a "make-whole" premium.

We may redeem each series of the 2021 Notes and the Acquired Notes, in whole or in part, at any time at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a "make-whole" premium.

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

  Debentures Due 2027

During 1997, Ensco International Incorporated issued $150.0 million of unsecured 7.20% Debentures due 2027 (the "Debentures") in a public offering. Interest on the Debentures is payable semiannually on May 15 and November 15 of each year. We may redeem the Debentures, in whole or in part, at any time prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a "make-whole" premium. The Debentures are not subject to any sinking fund requirements. During 2009, Ensco plc entered into a supplemental indenture to unconditionally guarantee the principal and interest payments on the Debentures. See "Note 15 - Guarantee of Registered Securities" for additional information on the guarantee of the Debentures.

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

  Tender Offers and Open Market Repurchases

During 2017, we repurchased $194.1 million of our outstanding senior notes on the open market for an aggregate purchase price of $204.5 million with cash on hand and recognized an insignificant pre-tax gain, net of discounts, premiums and debt issuance costs.

During 2016, we launched cash tender offers for up to $750.0 million aggregate purchase price of our outstanding debt. We received tenders totaling $860.7 million for an aggregate purchase price of $622.3 million. We used cash on hand to settle the tendered debt. Additionally during 2016, we repurchased on the open market $269.9 million of outstanding debt for an aggregate purchase price of $241.6 million.

Our tender offers and open market repurchases during the two-year period ended December 31, 2017 were as follows (in millions):

Year Ended December 31, 2017

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price(1)
8.50% Senior notes due 2019	$54.6	$60.1
6.875% Senior notes due 2020	100.1	105.1
4.70% Senior notes due 2021	39.4	39.3
Total	$194.1	$204.5

(1)	Excludes accrued interest paid to holders of the repurchased senior notes.

Year Ended December 31, 2016

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price (1)
8.50% Senior notes due 2019	$62.0	$55.7
6.875% Senior notes due 2020	219.2	181.5
4.70% Senior notes due 2021	817.0	609.0
4.50% Senior notes due 2024	1.7	.9
5.20% Senior notes due 2025	30.7	16.8
Total	$1,130.6	$863.9

(1)	Excludes accrued interest paid to holders of the repurchased senior notes.

Exchange Offers

During 2017, we completed exchange offers to exchange our outstanding 8.50% senior notes due 2019, 6.875% senior notes due 2020 and 4.70% senior notes due 2021 for 8.00% senior notes due 2024 and cash. The exchange offers resulted in the tender of $649.5 million aggregate principal amount of our outstanding notes that were settled and exchanged as follows (in millions):

	Aggregate Principal Amount Repurchased	8% Senior Notes Due 2024 Consideration	Cash Consideration	Total Consideration
8.50% Senior notes due 2019	$145.8	$81.6	$81.7	$163.3
6.875% Senior notes due 2020	129.8	69.3	69.4	138.7
4.70% Senior notes due 2021	373.9	181.1	181.4	362.5
Total	$649.5	$332.0	$332.5	$664.5

During the year ended December 31, 2017, we recognized a pre-tax loss on the exchange offers of approximately $6.2 million, consisting of a loss of $3.5 million that includes the write-off of premiums on tendered debt and $2.7 million of transaction costs.

 Debt to Equity Exchange

During 2016, we entered into a privately-negotiated exchange agreement whereby we issued 1,822,432 Class A ordinary shares, representing less than one percent of our outstanding shares, in exchange for $24.5 million principal amount of our 2044 Notes, resulting in a pre-tax gain from debt extinguishment of $8.8 million.

2018 Tender Offers and Redemption

Concurrent with the issuance of the 2026 Notes in January 2018, we launched cash tender offers for up to $985.0 million aggregate purchase price on certain series of senior notes issued by us and Pride International LLC, our wholly-owned subsidiary. The tender offers expired February 7, 2018 and we repurchased $182.6 million of the 8.50% senior notes due 2019, $256.6 million of the 6.875% senior notes due 2020 and $156.2 million of the 4.70% senior notes due 2021. We subsequently issued a redemption notice for the remaining outstanding $55.0 million principal amount of the 8.50% senior notes due 2019. The following table sets forth the total principal amounts repurchased as a result of the tender offers and redemption (in millions):

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price(1)
8.50% Senior notes due 2019	$237.6	$256.8
6.875% Senior notes due 2020	256.6	277.1
4.70% Senior notes due 2021	156.2	159.3
Total	$650.4	$693.2

(1)	Excludes accrued interest paid to holders of the repurchased senior notes.

During the first quarter of 2018, we expect to recognize a pre-tax loss from debt extinguishment of approximately $18.2 million related to the tender offers, net of discounts, premiums, debt issuance costs and transaction costs.

Revolving Credit

In October 2017, we amended our revolving credit facility ("Credit Facility") to extend the final maturity date by two years. Previously, our Credit Facility had a borrowing capacity of $2.25 billion through September 2019 that declined to $1.13 billion through September 2020. Subsequent to the amendment, our borrowing capacity is $2.0 billion through September 2019 and declines to $1.3 billion through September 2020 and to $1.2 billion through September 2022. The credit agreement governing our revolving credit facility includes an accordion feature allowing us to increase the commitments expiring in September 2022 up to an aggregate amount not to exceed $1.5 billion.

Advances under the Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate, depending on our credit ratings. We are required to pay a quarterly commitment fee on the undrawn portion of the $2.0 billion commitment, which is also based on our credit ratings.

In October 2017, Moody's announced a downgrade of our credit rating from B1 to B2, and Standard & Poor's downgraded our credit rating from BB to B+, which are both ratings below investment grade. Subsequently, in January 2018, Moody's downgraded our senior unsecured bond credit rating from B2 to B3. The Credit Facility amendment and the rating actions resulted in increases to the interest rates applicable to our borrowings and the quarterly commitment fee on the undrawn portion of the $2.0 billion commitment. The applicable margin rates are 3.00% per annum for Base Rate advances and 4.00% per annum for LIBOR advances. The quarterly commitment fee is 0.75% per annum on the undrawn portion of the $2.0 billion commitment.

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

As of December 31, 2017, we were in compliance in all material respects with our covenants under the Credit Facility. We expect to remain in compliance with our Credit Facility covenants during 2017. We had no amounts outstanding under the Credit Facility as of December 31, 2017 and 2016.

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

Maturities

The descriptions of our senior notes above reflect the original principal amounts issued, which have subsequently changed as a result of our tenders, repurchases, exchanges and new debt issuances such that the maturities of our debt were as follows (in millions):

Senior Notes	Original Principal	2016 Tenders, Repurchases and Equity Exchange	2017 Exchange Offers	2017 Repurchases	Principal Outstanding at December 31, 2017(1)	2018 Tender Offers, Redemption and Debt Issuance	Remaining Principal
8.50% due 2019	$500.0	$(62.0)	$(145.8)	$(54.6)	$237.6	$(237.6)	$—
6.875% due 2020	900.0	(219.2)	(129.8)	(100.1)	450.9	(256.6)	194.3
4.70% due 2021	1,500.0	(817.0)	(373.9)	(39.4)	269.7	(156.2)	113.5
3.00% due 2024	849.5	—	—	—	849.5	—	849.5
4.50% due 2024	625.0	(1.7)	—	—	623.3	—	623.3
8.00% due 2024	—	—	332.0	—	332.0	—	332.0
5.20% due 2025	700.0	(30.7)	—	—	669.3	—	669.3
7.75% due 2026	—	—	—	—	—	1,000.0	1,000.0
7.20% due 2027	150.0	—	—	—	150.0	—	150.0
7.875% due 2040	300.0	—	—	—	300.0	—	300.0
5.75% due 2044	1,025.0	(24.5)	—	—	1,000.5	—	1,000.5
Total	$6,549.5	$(1,155.1)	$(317.5)	$(194.1)	$4,882.8	$349.6	$5,232.4

(1)	The aggregate principal amount outstanding as of December 31, 2017 excludes net unamortized discounts and debt issuance costs of $132.1 million.

Interest Expense

Interest expense totaled $224.2 million, $228.8 million and $216.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, which was net of interest amounts capitalized of $72.5 million, $45.7 million and $87.4 million in connection with newbuild rig construction and other capital projects.

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

As of December 31, 2017 and 2016, our consolidated balance sheets included net foreign currency derivative assets of $6.8 million and liabilities of $8.8 million, respectively.  All of our derivatives mature within the next 18 months.

Derivatives recorded at fair value on our consolidated balance sheets as of December 31, 2017 and 2016 consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	2017	2016	2017	2016
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$5.9	$4.1	$.2	$11.4
Foreign currency forward contracts - non-current(2)	.5	.2	.1	.8
	6.4	4.3	.3	12.2
Derivatives not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	.9	.4	.2	1.3
	.9	.4	.2	1.3
Total	$7.3	$4.7	$.5	$13.5

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies.  As of December 31, 2017, we had cash flow hedges outstanding to exchange an aggregate $188.4 million for various foreign currencies, including $82.2 million for British pounds, $47.8 million for Australian dollars, $27.0 million for euros, $19.9 million for Brazilian reals, $10.4 million for Singapore dollars and $1.1 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our consolidated statements of operations and comprehensive income for each of the years in the three-year period ended December 31, 2017 were as follows (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)			Loss Reclassified from AOCI into Income (Effective Portion)(1)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Interest rate lock contracts(3)	$—	$—	$—	$(.2)	$(.2)	$(.6)	$—	$—	$—
Foreign currency forward contracts(4)	8.5	(5.4)	(23.6)	(.2)	(12.2)	(21.6)	(.7)	1.9	(.1)
Total	$8.5	$(5.4)	$(23.6)	$(.4)	$(12.4)	$(22.2)	$(.7)	$1.9	$(.1)

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

(4)
During the year ended December 31, 2017, $1.1 million of losses were reclassified from AOCI into contract drilling expense and $900,000 of gains were reclassified from AOCI into depreciation expense in our consolidated statement of operations. During the year ended December 31, 2016, $13.1 million of losses were reclassified from AOCI into contract drilling expense and $900,000 of gains were reclassified from AOCI into depreciation expense in our consolidated statement of operations. During the year ended December 31, 2015, $22.5 million of losses were reclassified from AOCI into contract drilling and $900,000 of gains were reclassified from AOCI into depreciation expense in our consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of December 31, 2017, we held derivatives not designated as hedging instruments to exchange an aggregate $131.1 million for various foreign currencies, including $93.3 million for euros, $9.6 million for Brazilian reals, $7.4 million for Indonesian rupiah, $5.6 million for British pounds, $5.4 million for Australian dollars and $9.8 million for other currencies.

Net gains of $10.0 million, and net losses of $7.0 million and $17.3 million associated with our derivatives not designated as hedging instruments were included in other, net, in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the estimated amount of net gains associated with derivatives, net of tax, that will be reclassified to earnings during the next 12 months was as follows (in millions):

Net unrealized gains to be reclassified to contract drilling expense	$3.1
Net realized gains to be reclassified to depreciation expense	.9
Net realized losses to be reclassified to interest expense	(.4)
Net gains to be reclassified to earnings	$3.6

7.  SHAREHOLDERS' EQUITY

Activity in our various shareholders' equity accounts for each of the years in the three-year period ended December 31, 2017 was as follows (in millions):

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Shares	Noncontrolling Interest
BALANCE, December 31, 2014	240.6	$24.2	$5,517.5	$2,720.4	$11.9	$(59.0)	$7.9
Net loss	—	—	—	(1,594.8)	—	—	8.9
Dividends paid	—	—	—	(140.3)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(12.5)
Shares issued under share-based compensation plans, net	2.3	.2	—	—	—	(.2)	—
Tax expense from share-based compensation	—	—	(2.4)	—	—	—	—
Repurchase of shares	—	—	—	—	—	(4.6)	—
Share-based compensation cost	—	—	39.4	—	—	—	—
Net other comprehensive loss	—	—	—	—	.6	—	—
BALANCE, December 31, 2015	242.9	24.4	5,554.5	985.3	12.5	(63.8)	4.3
Net income	—	—	—	890.2	—	—	6.9
Dividends paid	—	—	—	(11.4)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.8)
Equity Issuance	65.6	6.5	579.0	—	—	—	—
Equity for debt exchange	1.8	.2	14.8	—	—	—	—
Equity Component of convertible senior notes issuance, net	—	—	220.0	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	1.0
Tax expense on share-based compensation	—	—	(3.4)	—	—	—	—
Repurchase of shares	—	—	—	—	—	(2.0)	—
Share-based compensation cost	—	—	37.3	—	—	—	—
Net other comprehensive income	—	—	—	—	6.5	—	—
BALANCE, December 31, 2016	310.3	31.1	6,402.2	1,864.1	19.0	(65.8)	4.4
Net loss	—	—	—	(303.7)	—	—	(.5)
Dividends paid	—	—	—	(13.6)	—	—	—
Cumulative-effect adjustment due to ASU 2016-16	—	—	—	(14.1)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(6.0)
Equity issuance in connection with the Atwood Merger	132.2	13.2	757.5	—	—	—	—
Shares issued under share-based compensation plans, net	4.5	.5	(.4)	—	—	(1.3)	—
Repurchase of shares	—	—	—	—	—	(1.9)	—
Share-based compensation cost	—	—	35.7	—	—	—	—
Net other comprehensive income	—	—	—	—	9.6	—	—
BALANCE, December 31, 2017	447.0	$44.8	$7,195.0	$1,532.7	$28.6	$(69.0)	$(2.1)

In October 2017, as a result of the Merger, we issued 132.2 million of our Class A Ordinary shares, representing total equity consideration of $770.7 million based on a closing price of $5.83 per Class A ordinary share on October 5, 2017, the last trading day before the Merger Date.

In April, 2016, we closed an underwritten public offering of 65,550,000 Class A ordinary shares at $9.25 per share. We received net proceeds from the offering of $585.5 million.

In October 2016, we entered into a privately-negotiated exchange agreement whereby we issued 1,822,432 Class A ordinary shares, representing less than one percent of our outstanding Class A ordinary shares, in exchange for $24.5 million principal amount of our 2044 Notes, resulting in a pre-tax gain from debt extinguishment of $8.8 million.

As a U.K. company governed in part by the Companies Act, we cannot issue new shares (other than in limited circumstances) without being authorized by our shareholders. At our last annual general meeting, our shareholders authorized the allotment of 101.1 million Class A ordinary shares (or 202.2 million Class A ordinary shares in connection with an offer by way of a rights issue or other similar issue). On October 5, 2017, at our general shareholders meeting, our shareholders approved an increase to our allotment in the amount of 45.3 million Class A ordinary shares (or 90.2 million Class A ordinary shares in connection with an offer by way of rights issue or other similar issuance) to reflect the expected enlarged share capital of Ensco immediately following the completion of the Merger. The total allotment of 146.4 million Class A ordinary shares (or 292.4 million Class A ordinary shares in connection with an offer by way of rights issue or similar issuance) is authorized for a period up to the conclusion of our 2018 annual general meeting (or, if earlier, at the close of business on August 22, 2018).

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
    During 2013, our shareholders approved a share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may repurchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. The program terminates during 2018. As of December 31, 2017, there had been no share repurchases under this program.

8.  BENEFIT PLANS

Our shareholders approved the 2012 Long-Term Incentive Plan (the “2012 LTIP”) effective January 1, 2012, to provide for the issuance of non-vested share awards, share option awards and performance awards (collectively "awards"). Under the 2012 LTIP, as amended, 32.0 million shares were reserved for issuance as awards to officers, non-employee directors and key employees who are in a position to contribute materially to our growth, development and long-term success. As of December 31, 2017, there were 18.2 million shares available for issuance as awards under the 2012 LTIP. Awards may be satisfied by newly issued shares, including shares held by a subsidiary or affiliated entity, or by delivery of shares held in an affiliated employee benefit trust at the Company's discretion.

In connection with the Merger, we assumed Atwood’s Amended and Restated 2007 Long-Term Incentive Plan (the “Atwood LTIP”) and the options outstanding thereunder. As of December 31, 2017, there were 1.6 million shares remaining available for future issuance as awards under the Atwood LTIP, which may be granted to employees and other service providers who were not employed or engaged with Ensco prior to the Merger.

Non-Vested Share Awards and Cash-Settled Awards

Grants of share awards and share units (collectively "share awards") and share units to be settled in cash ("cash-settled awards"), generally vest at rates of 20% or 33% per year, as determined by a committee or subcommittee of the Board of Directors at the time of grant. During 2017, we granted 5.0 million cash-settled awards and 1.4 million share awards to our employees and non-employee directors pursuant to the 2012 LTIP. Our non-vested share awards have voting and dividend rights effective on the date of grant, and our non-vested share units have dividend rights effective on the date of grant. Compensation expense for share awards is measured at fair value on the date of grant and recognized on a straight-line basis over the requisite service period (usually the vesting period). Compensation expense for cash-settled awards is remeasured each quarter with a cumulative adjustment to compensation cost during the period based on changes in our share price. Our compensation cost is reduced for forfeited awards in the period in which the forfeitures occur.

The following table summarizes share award and cash-settled award compensation expense recognized during each of the years in the three-year period ended December 31, 2017 (in millions):

	2017	2016	2015
Contract drilling	$18.3	$19.9	$19.5
General and administrative	14.5	16.6	17.8
	32.8	36.5	37.3
Tax benefit	(4.8)	(5.9)	(4.8)
Total	$28.0	$30.6	$32.5

The following table summarizes the value of share awards and cash-settled awards granted and vested during each of the years in the three-year period ended December 31, 2017:

	Share Awards			Cash-Settled Awards
	2017	2016	2015	2017	2016	2015
Weighted-average grant-date fair value of share awards granted (per share)	$7.90	$10.42	$23.95	$6.27	$9.64	$—
Total fair value of share awards vested during the period (in millions)	$8.6	$8.8	$18.0	$3.9	$—	$—

The following table summarizes share awards and cash-settled awards activity for the year ended December 31, 2017 (shares in thousands):

	Share Awards		Cash-settled Awards
	Awards	Weighted-Average Grant-Date Fair Value	Awards	Weighted-Average Grant-Date Fair Value
Share awards and cash-settled awards as of December 31, 2016	3,073	$26.02	3,060	$9.64
Granted	1,433	7.90	4,968	6.27
Vested	(1,123)	32.75	(614)	9.64
Forfeited	(78)	31.52	(325)	7.77
Share awards and cash-settled awards as of December 31, 2017	3,305	$16.06	7,089	$7.37

As of December 31, 2017, there was $74.8 million of total unrecognized compensation cost related to share awards, which is expected to be recognized over a weighted-average period of 2.0 years.

Share Option Awards

Share option awards ("options") granted to employees generally become exercisable in 25% increments over a four-year period or 33% increments over a three-year period and, to the extent not exercised, expire on either the seventh or tenth anniversary of the date of grant. The exercise price of options granted under the 2012 LTIP equals the market value of the underlying shares on the date of grant. As of December 31, 2017, options granted to purchase 896,279 shares with a weighted-average exercise price of $25.97 were outstanding under the 2012 LTIP and predecessor or acquired plans. Excluding options assumed under the Atwood LTIP, no options have been granted since 2011, and there was no unrecognized compensation cost related to options as of December 31, 2017.

Performance Awards

Under the 2012 LTIP, performance awards may be issued to our senior executive officers. Performance awards are subject to achievement of specified performance goals based on relative total shareholder return ("TSR") and relative return on capital employed ("ROCE"). The performance goals are determined by a committee or subcommittee of the Board of Directors. Awards are payable in either Ensco shares or cash upon attainment of relative TSR and ROCE performance goals. Performance awards granted during 2017 are payable in cash while performance awards granted in 2015 and 2016 are payable in Ensco shares.

Our performance awards granted during 2017 are classified as liability awards with compensation expense measured based on the estimated probability of attainment of the specified performance goals and recognized on a straight-line basis over the requisite service period. The estimated probable outcome of attainment of the specified performance goals is based on historical experience, and any subsequent changes in this estimate are recognized as a cumulative adjustment to compensation cost in the period in which the change in estimate occurs.

Performance awards generally vest at the end of a three-year measurement period based on attainment of performance goals. Our performance awards granted during 2015 and 2016 are classified as equity awards with compensation expense recognized on a straight-line basis over the requisite service period. The estimated probable outcome of attainment of the specified performance goals is based on historical experience, and any subsequent changes in this estimate for the relative ROCE performance goal are recognized as a cumulative adjustment to compensation cost in the period in which the change in estimate occurs.

The aggregate grant-date fair value of performance awards granted during 2017, 2016 and 2015 totaled $6.7 million, $6.1 million and $8.3 million, respectively. The aggregate fair value of performance awards vested during 2017, 2016 and 2015 totaled $2.9 million, $2.8 million and $4.6 million, respectively.

During the years ended December 31, 2017, 2016 and 2015, we recognized $8.4 million, $3.1 million and $2.9 million of compensation expense for performance awards, respectively, which was included in general and administrative expense in our consolidated statements of operations.  As of December 31, 2017, there was $8.2 million of total unrecognized compensation cost related to unvested performance awards, which is expected to be recognized over a weighted-average period of 1.8 years.

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

We generally make matching cash contributions to the plans.  We match 100% of the amount contributed by the employee up to a maximum of 5% of eligible salary. Matching contributions totaled $12.2 million, $16.7 million and $18.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Any additional discretionary contributions made into the plans require approval of the Board of Directors and are generally paid in cash.  We recorded additional discretionary contribution provisions of $19.2 million and $27.5 million for the years ended December 31, 2016 and 2015, respectively.  Matching contributions and additional discretionary contributions become vested in 33% increments upon completion of each initial year of service with all contributions becoming fully vested subsequent to achievement of three or more years of service.  We have 1.0 million shares reserved for issuance as matching contributions under the Ensco Savings Plan.

9.  GOODWILL

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, represent our reporting units. We have historically tested goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists. All of our goodwill was impaired as of December 31, 2015.

At the beginning of 2015, our goodwill balance was $276.1 million, net of accumulated impairment of $3.0 billion. During 2015, we recorded non-cash losses on impairment of $192.6 million and $83.5 million for the Jackups and Floaters reporting units, respectively, which were included in loss on impairment in our consolidated statement of operations.

As part of our annual 2015 goodwill impairment test, we considered the decline in oil prices, which resulted in significant capital spending reductions by our customers and corresponding deterioration in our forecasted day rates and utilization. Additionally, our stock price declined significantly from $35 at the end of 2014 to below $15 at the end of 2015. We concluded it was more-likely-than-not that the fair values of our reporting units were less than their carrying amounts.

We utilized an income approach that was based on a discounted cash flow model, which included present values of cash flows to estimate the fair value of our reporting units and was based on unobservable inputs that require significant judgments for which there was limited information. The future cash flows were projected based on our estimates of future day rates, utilization, operating costs, capital requirements, growth rates and terminal values. Forecasted day rates and utilization took into account market conditions and our anticipated business outlook.

We compared the estimated fair value of each reporting unit to the fair values of all assets and liabilities within the respective reporting unit to calculate the implied fair value of goodwill and recorded an impairment to goodwill for the difference.

10.  INCOME TAXES

We generated profits of $6.3 million and losses of $151.6 million and $578.2 million from continuing operations before income taxes in the U.S. and a loss of $202.3 million, profits of $1.1 billion and a loss of $893.0 million from continuing operations before income taxes in non-U.S. jurisdictions for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table summarizes components of our provision for income taxes from continuing operations for each of the years in the three-year period ended December 31, 2017 (in millions):

	2017	2016	2015
Current income tax (benefit) expense:
U.S.	$(2.2)	$(6.6)	$18.7
Non-U.S.	56.4	86.4	125.4
	54.2	79.8	144.1
Deferred income tax expense (benefit):
U.S.	36.0	15.9	(180.4)
Non-U.S.	19.0	12.8	22.4
	55.0	28.7	(158.0)
Total income tax expense (benefit)	$109.2	$108.5	$(13.9)

U.S. Tax Reform

U.S. tax reform was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law, including a reduction in the statutory income tax rate from 35% to 21% effective January 1, 2018, a base erosion anti-abuse tax that effectively imposes a minimum tax on certain payments to non-U.S. affiliates and new and revised rules relating to the current taxation of certain income of foreign subsidiaries. We recognized a net tax expense of $16.5 million during the fourth quarter of 2017 in connection with enactment of U.S. tax reform, consisting of a $38.5 million tax expense associated with the one-time transition tax on deemed repatriation of the deferred foreign income of our U.S. subsidiaries, a $17.3 million tax expense associated with revisions to rules over the taxation of income of foreign subsidiaries, a $20.0 million tax benefit resulting from the re-measurement of our deferred tax assets and liabilities as of December 31, 2017 to reflect the reduced tax rate and a $19.3 million tax benefit resulting from adjustments to the valuation allowance on deferred tax assets.

Due to the timing of the enactment of U.S. tax reform and the complexity involved in applying its provisions, we have made reasonable estimates of its effects and recorded such amounts in our consolidated financial statements as of December 31, 2017 on a provisional basis. As we continue to analyze applicable information and data, and interpret any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others, we may make adjustments to the provisional amounts throughout the one-year measurement period as provided by Staff Accounting Bulletin No. 118. Our accounting for the enactment of U.S. tax reform will be completed during 2018 and any adjustments we recognize could be material. The ongoing impact of U.S. tax reform may result in an increase in our consolidated effective income tax rate in future periods.

Deferred Taxes

The following table summarizes significant components of deferred income tax assets (liabilities) as of December 31, 2017 and 2016 (in millions):

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$187.1	$197.9
Foreign tax credits	132.3	91.7
Premiums on long-term debt	36.1	72.7
Deferred revenue	26.0	55.7
Employee benefits, including share-based compensation	20.7	30.6
Other	12.8	17.2
Total deferred tax assets	415.0	465.8
Valuation allowance	(278.8)	(238.8)
Net deferred tax assets	136.2	227.0
Deferred tax liabilities:
Property and equipment	(51.5)	(103.3)
Deferred U.S. tax on foreign income	(24.8)	(15.2)
Deferred transition tax	(13.7)	—
Deferred costs	(9.1)	(11.4)
Intercompany transfers of property	—	(18.9)
Other	(8.7)	(8.4)
Total deferred tax liabilities	(107.8)	(157.2)
Net deferred tax asset	$28.4	$69.8

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

As of December 31, 2017, we had deferred tax assets of $132.3 million for U.S. foreign tax credits (“FTC”) and $187.1 million related to $844.1 million of net operating loss (“NOL”) carryforwards, which can be used to reduce our income taxes payable in future years.  The FTCs expire between 2022 and 2038.  NOL carryforwards, which were generated in various jurisdictions worldwide, include $429.2 million that do not expire and $414.9 million that will expire, if not utilized, beginning in 2018 through 2037.  Due to the uncertainty of realization, we have a $250.3 million valuation allowance on FTC and NOL carryforwards.

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

Our consolidated effective income tax rate on continuing operations for each of the years in the three-year period ended December 31, 2017, differs from the U.K. statutory income tax rate as follows:

	2017	2016	2015
U.K. statutory income tax rate	19.2%	20.0%	20.2%
Non-U.K. taxes	(40.4)	(7.9)	(12.3)
Valuation allowance	(18.0)	2.6	(1.5)
Goodwill and asset impairments	(17.1)	—	(4.0)
Bargain purchase gain	13.8	—	—
U.S. tax reform	(8.4)	—	—
Debt repurchases	(2.8)	(4.1)	—
Other	(2.0)	.3	(1.5)
Effective income tax rate	(55.7)%	10.9%	.9%

Our 2017 consolidated effective income tax rate includes $32.2 million associated with the impact of various discrete tax items, including $16.5 million of tax expense associated with U.S. tax reform and $15.7 million of tax expense associated with the exchange offers and debt repurchases, rig sales, a restructuring transaction, settlement of a previously disclosed legal contingency, the effective settlement of a liability for unrecognized tax benefits associated with a tax position taken in prior years and other resolutions of prior year tax matters.

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

Excluding the impact of the aforementioned discrete tax items, our consolidated effective income tax rates for the years ended December 31, 2017, 2016 and 2015 were (96.0)%, 20.3% and 16.0%, respectively. The changes in our consolidated effective income tax rate, excluding discrete tax items, during the three-year period result primarily from changes in the relative components of our earnings from the various taxing jurisdictions in which our drilling rigs are operated and/or owned and differences in tax rates in such taxing jurisdictions.

Unrecognized Tax Benefits

Our tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information.  As of December 31, 2017, we had $147.6 million of unrecognized tax benefits, of which $139.4 million was included in other liabilities on our consolidated balance sheet and the remaining $8.2 million, which is associated with a tax position taken in tax years with NOL carryforwards, was presented as a reduction of deferred tax assets. As of December 31, 2016, we had $122.0 million of unrecognized tax benefits, of which $116.3 million was included in other liabilities on our consolidated balance sheet and the remaining $5.7 million, which is associated with a tax position taken in tax years with NOL carryforwards, was presented as a reduction of deferred tax assets. If recognized, $130.3 million of the $147.6 million unrecognized tax benefits as of December 31, 2017 would impact our consolidated effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017 and 2016 is as follows (in millions):

	2017	2016
Balance, beginning of year	$122.0	$140.6
Increases in unrecognized tax benefits as a result of the Merger	22.2	—
Increases in unrecognized tax benefits as a result of tax positions taken during the current year	5.4	7.6
Increases in unrecognized tax benefits as a result of tax positions taken during prior years	.7	4.9
Settlements with taxing authorities	(10.2)	(27.6)
Lapse of applicable statutes of limitations	(.4)	(.2)
Decreases in unrecognized tax benefits as a result of tax positions taken during prior years	(.2)	(.5)
Impact of foreign currency exchange rates	8.1	(2.8)
Balance, end of year	$147.6	$122.0

Accrued interest and penalties totaled $38.6 million and $26.6 million as of December 31, 2017 and 2016, respectively, and were included in other liabilities on our consolidated balance sheets. Accrued interest and penalties included $7.7 million as a result of the Merger as of December 31, 2017. We recognized a net expense of $4.4 million, a net benefit of $3.8 million and a net expense of $3.9 million associated with interest and penalties during the years ended December 31, 2017, 2016 and 2015, respectively. Interest and penalties are included in current income tax expense in our consolidated statements of operations.

Our 2011 and subsequent years remain subject to examination for U.S. federal tax returns. Tax years as early as 2005 remain subject to examination in the other major tax jurisdictions in which we operated.

Statutes of limitations applicable to certain of our tax positions lapsed during 2017, 2016 and 2015, resulting in net income tax benefits, inclusive of interest and penalties, of $1.1 million, $0.6 million and $7.6 million, respectively.

Absent the commencement of examinations by tax authorities, statutes of limitations applicable to certain of our tax positions will lapse during 2018.  Therefore, it is reasonably possible that our unrecognized tax benefits will decline during the next 12 months by $3.6 million, inclusive of $1.0 million of accrued interest and penalties, all of which would impact our consolidated effective income tax rate if recognized.

Intercompany Transfer of Drilling Rigs

In October 2016, the FASB issued Accounting Standards Update 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“Update 2016-16”), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. We adopted Update 2016-16 on a modified retrospective basis effective January 1, 2017. As a result of modified retrospective application, we reduced prepaid taxes on intercompany transfers of property and related deferred tax liabilities resulting in the recognition of a cumulative-effect reduction in retained earnings of $14.1 million on our consolidated balance sheet as of January 1, 2017.

As of December 31, 2016, the unamortized balance associated with deferred charges for income taxes incurred in connection with intercompany transfers of drilling rigs totaled $33.0 million and was included in other assets, net, on our consolidated balance sheet. Current income tax expense for the years ended December 31, 2016 and 2015 included $4.1 million and $2.6 million, respectively, of amortization of income taxes incurred in connection with intercompany transfers of drilling rigs.

As of December 31, 2016, the unamortized balance associated with the deferred tax liability for reversing temporary differences of transferred drilling rigs totaled $18.9 million, respectively, and was included in other liabilities on our consolidated balance sheet.  Deferred income tax benefit for the years ended December 31, 2016 and 2015 included benefits of $2.3 million and $1.8 million, respectively, of amortization of deferred reversing temporary differences associated with intercompany transfers of drilling rigs.

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

The deferred foreign income of our U.S. subsidiaries was deemed to be repatriated under U.S. tax reform, and we recognized a $38.5 million tax expense associated with the repatriation on a provisional basis. We are currently analyzing the potential non-U.S. tax liabilities that would arise on an actual repatriation, and we have not changed our prior assertion regarding the foreign earnings of our U.S. subsidiaries. We will record the tax effects of any change in our prior assertion upon completion of our analysis during the measurement period provided in Staff Accounting Bulletin No. 118 and disclose any unrecognized deferred tax liability associated with our assertion, if practicable.

11.  DISCONTINUED OPERATIONS

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns. Consistent with this strategy, we sold nine jackup rigs, three dynamically positioned semisubmersible rigs, two moored semisubmersible rigs and two drillships during the three-year period ended December 31, 2017. We are marketing for sale ENSCO 7500, which was classified as held-for-sale in our consolidated financial statements as of December 31, 2017.

Following the Merger, we continue to focus on our fleet management strategy in light of the new composition of our rig fleet and are reviewing our fleet composition as we continue positioning Ensco for the future. As part of this strategy, we may act opportunistically from time to time to monetize assets to enhance shareholder value and improve our liquidity profile, in addition to selling or disposing of older, lower-specification or non-core rigs.

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

During 2014, we committed to a plan to sell various non-core floaters and jackups. The operating results for these rigs and any related gain or loss on sale were included in income (loss) from discontinued operations, net, in our consolidated statements of operations. ENSCO 7500 continues to be actively marketed for sale and was classified as held-for-sale on our December 31, 2017 consolidated balance sheet.

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

The following rig sales were included in discontinued operations during the three-year period ended December 31, 2017 (in millions):

Rig	Date of Sale	Segment(1)	Net Proceeds	Net Book Value(2)	Pre-tax Gain/(Loss)
ENSCO 90	June 2017	Jackups	$.3	$.3	$—
ENSCO DS-2	May 2016	Floaters	5.0	4.0	1.0
ENSCO 58	April 2016	Jackups	.7	.3	.4
ENSCO 6000	April 2016	Floaters	.6	.8	(.2)
ENSCO 5001	December 2015	Floaters	2.4	2.5	(.1)
ENSCO 5002	June 2015	Floaters	1.6	—	1.6
			$10.6	$7.9	$2.7

(1) The rigs' operating results were reclassified to discontinued operations in our consolidated statements of operations for each of the years in the three-year period ended December 31, 2017 and were previously included within the specified operating segment.

(2) Includes the rig's net book value as well as inventory and other assets on the date of the sale.

The following table summarizes income (loss) from discontinued operations for each of the years in the three-year period ended December 31, 2017 (in millions):

	2017	2016	2015
Revenues	$—	$—	$19.5
Operating expenses	1.5	3.1	39.5
Operating loss	(1.5)	(3.1)	(20.0)
Income tax benefit	(2.1)	(10.1)	(7.7)
Loss on impairment, net	—	—	(120.6)
Gain on disposal of discontinued operations, net	.4	1.1	4.3
Income (loss) from discontinued operations	$1.0	$8.1	$(128.6)

On a quarterly basis, we reassess the fair values of our held-for-sale rigs to determine whether any adjustments to the carrying values are necessary.  We recorded a non-cash loss on impairment totaling $120.6 million (net of tax benefits of $28.0 million), for the year ended December 31, 2015, as a result of declines in the estimated fair values of our held-for-sale rigs. The loss on impairment was included in loss from discontinued operations, net, in our consolidated statement of operations for the year ended December 31, 2015. We measured the fair value of held-for-sale rigs by applying a market approach, which was based on an unobservable third-party estimated price that would be received in exchange for the assets in an orderly transaction between market participants.

Income tax benefit from discontinued operations for the years ended December 31, 2017 and 2016 included $2.1 million and $10.2 million of discrete tax benefits, respectively.

Debt and interest expense are not allocated to our discontinued operations.

12.  COMMITMENTS AND CONTINGENCIES

Leases

We are obligated under leases for certain of our offices and equipment.  Rental expense relating to operating leases was $29.0 million, $32.6 million and $50.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum rental payments under our noncancellable operating lease obligations are as follows: $22.6 million during 2018; $15.3 million during 2019; $11.7 million during 2020; $10.5 million during 2021; $10.8 million during 2022 and $24.6 million thereafter.

Capital Commitments

The following table summarizes the cumulative amount of contractual payments made as of December 31, 2017 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	2018 and 2019	2020 and 2021	Thereafter	Total(2)
ENSCO 123(3)	$67.1	$218.3	$—	$—	$285.4
ENSCO DS-14(4)	—	15.0	165.0	—	180.0
ENSCO DS-13(4)	—	83.9	—	—	83.9
	$67.1	$317.2	$165.0	$—	$549.3

(1)
Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through December 31, 2017. Contractual payments made by Atwood prior to the Merger for ENSCO DS-13 (formerly Atwood Admiral) and ENSCO DS-14 (formerly Atwood Archer) are excluded.

(2)
Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management, holding costs and interest.

(3)
In January 2018, we paid $207.4 million of the $218.3 million unpaid balance. The remaining $10.9 million is due upon delivery. The $207.4 million milestone payment was invoiced and included in accounts payable - trade as of December 31, 2017 on our consolidated balance sheet.

(4)
The remaining milestone payments for ENSCO DS-13 and ENSCO DS-14 bear interest at a rate of 4.5% per annum, which accrues during the holding period until delivery. Delivery is scheduled for September 2019 and June 2020 for ENSCO DS-13 and ENSCO DS-14, respectively. Upon delivery, the remaining milestone payments and accrued interest thereon may be financed through a promissory note with the shipyard for each rig. The promissory notes will bear interest at a rate of 5% per annum with a maturity date of December 31, 2022 and will be secured by a mortgage on each respective rig. The remaining milestone payments for ENSCO DS-13 and ENSCO DS-14 are included in the table above in the period in which we expect to take delivery of the rig. However, we may elect to execute the promissory notes and defer payment until December 2022.

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

We commenced a compliance review in early 2015 after the release of media reports regarding ongoing investigations of various kickback and bribery schemes in Brazil involving Petrobras. While conducting our compliance review, we became aware of an internal audit report by Petrobras alleging irregularities in relation to the DSA. Upon learning of the Petrobras internal audit report, our Audit Committee appointed independent counsel to lead an investigation into the alleged irregularities. Further, in June and July 2015, we voluntarily contacted the SEC and the DOJ, respectively, to advise them of this matter and of our Audit Committee’s investigation. Independent counsel, under the direction of our Audit Committee, has substantially completed its investigation by reviewing and analyzing available documents and correspondence and interviewing current and former employees involved in the DSA negotiations and the negotiation of the ENSCO DS-5 construction contract with SHI (the "DS-5 Construction Contract").

To date, our Audit Committee has found no credible evidence that Pride or Ensco or any of their current or former employees were aware of or involved in any wrongdoing, and our Audit Committee has found no credible evidence linking Ensco or Pride to any illegal acts committed by our former marketing consultant who provided services to Pride and Ensco in connection with the DSA. We, through independent counsel, have continued to cooperate with the SEC and DOJ, including providing detailed briefings regarding our investigation and findings and responding to inquiries as they arise. We entered into a one-year tolling agreement with the DOJ that expired in December 2016. We extended our tolling agreement with the SEC for 12 months until March 2018.

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

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date, as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved in our consolidated balance sheet as of December 31, 2017 and 2016 . In August 2016, we initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. There can be no assurance as to how this arbitration proceeding will ultimately be resolved.

In November 2016, we initiated separate arbitration proceedings in the U.K. against SHI for any losses we incur in connection with the foregoing Petrobras arbitration. SHI subsequently filed a statement of defense disputing our claim. In January 2018, the arbitration tribunal for the SHI matter issued an award on liability fully in Ensco’s favor.  SHI is liable to us for $10 million or damages that we can prove.  As the losses suffered by us will depend in part on the outcome of the Petrobras arbitration described above, the amount of damages to be paid by SHI will be determined after the conclusion of the Petrobras arbitration.  We are unable to estimate the ultimate outcome of recovery for damages at this time.

  Other Matters

In addition to the foregoing, we are named defendants or parties in certain other lawsuits, claims or proceedings incidental to our business and are involved from time to time as parties to governmental investigations or proceedings, including matters related to taxation, arising in the ordinary course of business. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of December 31, 2017 totaled $75.7 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of December 31, 2017, we had not been required to make collateral deposits with respect to these agreements.

13.  SEGMENT INFORMATION

    Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for each of the years in the three-year period ended December 31, 2017 is presented below (in millions).  General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items." We measure segment assets as property and equipment.

Year Ended December 31, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,143.5	$640.3	$59.2	$1,843.0	$—	$1,843.0
Operating expenses
Contract drilling (exclusive of depreciation)	624.2	512.1	53.2	1,189.5	—	1,189.5
Loss on impairment	174.7	8.2	—	182.9	—	182.9
Depreciation	297.4	131.5	—	428.9	15.9	444.8
General and administrative	—	—	—	—	157.8	157.8
Operating income	$47.2	$(11.5)	$6.0	$41.7	$(173.7)	$(132.0)
Property and equipment, net	$9,650.9	$3,177.6	$—	$12,828.5	$45.2	$12,873.7
Capital expenditures	$470.3	$62.1	$—	$532.4	$4.3	$536.7

Year Ended December 31, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,771.1	$929.5	$75.8	$2,776.4	$—	$2,776.4
Operating expenses
Contract drilling (exclusive of depreciation)	725.0	516.8	59.2	1,301.0	—	1,301.0
Depreciation	304.1	123.7	—	427.8	17.5	445.3
General and administrative	—	—	—	—	100.8	100.8
Operating income (loss)	$742.0	$289.0	$16.6	$1,047.6	$(118.3)	$929.3
Property and equipment, net	$8,300.4	$2,561.0	$—	$10,861.4	$57.9	$10,919.3
Capital expenditures	$110.3	$206.2	$—	$316.5	$5.7	$322.2

Year Ended December 31, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,466.0	$1,445.6	$151.8	$4,063.4	$—	$4,063.4
Operating expenses
Contract drilling (exclusive of depreciation)	1,052.8	693.5	123.3	1,869.6	—	1,869.6
Loss on impairment	1,778.4	968.0		2,746.4	—	2,746.4
Depreciation	382.4	175.7	—	558.1	14.4	572.5
General and administrative	—	—	—	—	118.4	118.4
Operating income (loss)	$(747.6)	$(391.6)	$28.5	$(1,110.7)	$(132.8)	$(1,243.5)
Property and equipment, net	$8,535.6	$2,481.2	$—	$11,016.8	$71.0	$11,087.8
Capital expenditures	$1,176.6	$434.7	$—	$1,611.3	$8.2	$1,619.5

Information about Geographic Areas

As of December 31, 2017, our Floaters segment consisted of ten drillships, ten dynamically positioned semisubmersible rigs and four moored semisubmersible rigs deployed in various locations. Additionally, our Floaters segment included two ultra-deepwater drillships under construction in South Korea and one semisubmersible rig held-for-sale.  Our Jackups segment consisted of 38 jackup rigs, of which 37 were deployed in various locations and one was under construction in Singapore.

As of December 31, 2017, the geographic distribution of our drilling rigs by operating segment was as follows:

	Floaters	Jackups	Total
North & South America	8	6	14
Europe & the Mediterranean	6	12	18
Middle East & Africa	4	11	15
Asia & Pacific Rim	6	8	14
Asia & Pacific Rim (under construction)	2	1	3
Held-For-Sale	1	—	1
Total	27	38	65

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

Information by country for those countries that account for more than 10% of our long-lived assets as well as the United Kingdom, our country of domicile, was as follows (in millions):

	Long-lived Assets
	2017	2016	2015
Singapore	$2,859.3	$1,388.4	$832.9
United States	2,764.9	2,898.3	4,731.8
Spain	2,004.2	2,334.5	757.0
Angola	795.9	821.7	1,471.1
United Kingdom	609.4	409.0	462.4
Other countries	3,840.0	3,067.4	2,832.6
Total	$12,873.7	$10,919.3	$11,087.8

14.  SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Balance Sheet Information

Accounts receivable, net, as of December 31, 2017 and 2016 consisted of the following (in millions):

	2017	2016
Trade	$335.4	$358.4
Other	33.6	24.5
	369.0	382.9
Allowance for doubtful accounts	(23.6)	(21.9)
	$345.4	$361.0

Other current assets as of December 31, 2017 and 2016 consisted of the following (in millions):

	2017	2016
Inventory	$278.8	$225.2
Prepaid taxes	43.5	30.7
Deferred costs	29.7	32.4
Prepaid expenses	14.2	7.9
Other	15.0	19.8
	$381.2	$316.0

Other assets, net, as of December 31, 2017 and 2016 consisted of the following (in millions):

	2017	2016
Deferred tax assets	$38.8	$69.3
Deferred costs	37.4	35.7
Supplemental executive retirement plan assets	30.9	27.7
Intangible assets	15.7	0.3
Prepaid taxes on intercompany transfers of property	—	33.0
Other	17.4	9.9
	$140.2	$175.9

      Accrued liabilities and other as of December 31, 2017 and 2016 consisted of the following (in millions):

	2017	2016
Personnel costs	$112.0	$124.0
Accrued interest	83.1	71.7
Deferred revenue	73.0	116.7
Taxes	46.4	40.7
Derivative liabilities	.4	12.7
Other	11.0	10.8
	$325.9	$376.6

Other liabilities as of December 31, 2017 and 2016 consisted of the following (in millions):

	2017	2016
Unrecognized tax benefits (inclusive of interest and penalties)	$178.0	$142.9
Intangible liabilities	59.6	—
Deferred revenue	51.2	120.9
Supplemental executive retirement plan liabilities	32.0	28.9
Deferred tax liabilities	18.5	5.2
Personnel costs	18.1	13.5
Deferred rent	17.1	9.4
Other	12.2	1.7
	$386.7	$322.5

Accumulated other comprehensive income as of December 31, 2017 and 2016 consisted of the following (in millions):

	2017	2016
Derivative instruments	$22.5	$13.6
Currency translation adjustment	7.8	7.6
Other	(1.7)	(2.2)
	$28.6	$19.0

Consolidated Statement of Operations Information

Repair and maintenance expense related to continuing operations for each of the years in the three-year period ended December 31, 2017 was as follows (in millions):

	2017	2016	2015
Repair and maintenance expense	$188.7	$151.1	$270.1

Consolidated Statement of Cash Flows Information

Net cash provided by operating activities of continuing operations attributable to the net change in operating assets and liabilities for each of the years in the three-year period ended December 31, 2017 was as follows (in millions):

	2017	2016	2015
Decrease in accounts receivable	$83.2	$222.4	$246.1
(Increase) decrease in other assets	(14.0)	44.0	25.7
Decrease in liabilities	(3.8)	(125.8)	(158.3)
	$65.4	$140.6	$113.5

During 2017, the net change in operating assets and liabilities declined by $75.2 million as compared to the prior year. The net change during 2017 was primarily due to a decline in accounts receivable due to lower revenues from contract drilling services, partially offset by an increase in prepaid taxes primarily due to the U.S. tax reform and a decline in liabilities related to lower operating levels across the fleet.

During 2016, the net change in operating assets and liabilities increased by $27.1 million as compared to the prior year. The net change during 2016 was primarily due to a decline in accounts receivable related to lower revenues from contract drilling services and a decline in prepaid taxes and other assets due to collections during the year, partially offset by a decline in liabilities related to lower operating levels across the fleet.

Cash paid for interest and income taxes for each of the years in the three-year period ended December 31, 2017 was as follows (in millions):

	2017	2016	2015
Interest, net of amounts capitalized	$199.8	$264.8	$249.3
Income taxes	62.8	56.4	97.3

Capitalized interest totaled $72.5 million, $45.7 million and $87.4 million during the years ended December 31, 2017, 2016 and 2015, respectively. Capital expenditure accruals totaling $234.3 million, $11.5 million and $60.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, were excluded from investing activities in our consolidated statements of cash flows.  In January 2018, we paid $207.4 million of the $218.3 million unpaid balance for ENSCO 123. The $207.4 million milestone payment was invoiced and included in accounts payable - trade as of December 31, 2017 on our consolidated balance sheet.

Amortization, net, includes amortization of deferred mobilization revenues and costs, deferred capital upgrade revenues, intangible amortization and other amortization.

Other includes amortization of debt discounts and premiums, deferred financing costs, deferred charges for income taxes incurred on intercompany transfers of drilling rigs and other items.

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

We mitigate our credit risk relating to counterparties of our derivatives through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and by entering into ISDA Master Agreements, which include provisions for a legally enforceable master netting agreement, with our derivative counterparties. See "Note 6 - Derivative Instruments" for additional information on our derivative activity.

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

Consolidated revenues by customer for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Total(1)	22%	13%	9%
BP (2)	15%	12%	18%
Petrobras(3)	11%	9%	14%
Other	52%	66%	59%
	100%	100%	100%

(1)	For the years ended December 31, 2017, 2016 and 2015, all Total revenues were attributable to the Floater segment.

(2)
For the years ended December 31, 2017 and 2015, 78% and 81%, respectively, of the revenues provided by BP were attributable to our Floaters segment and the remaining revenues were attributable to our Other segment. For the year ended December 31, 2016, 76%, 17% and 7% of the revenues provided by BP were attributable to our Floaters, Other and Jackups segments, respectively.

For the year ended December 31, 2015, excluding the impact of ENSCO DS-4 lump-sum termination payments of $110.6 million, revenues from BP represented 15% of total revenue.

(3)	For the years ended December 31, 2017, 2016 and 2015, all Petrobras revenues were attributable to our Floaters segment.

For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues by region, including the United Kingdom, our country of domicile, for the years ended December 31, 2017, 2016 and 2015 were as follows (in millions):

	2017	2016	2015
Angola(1)	$445.7	$552.1	$586.5
Egypt(2)	214.8	141.2	—
Australia(3)	206.7	222.8	223.2
Brazil(2)	196.2	298.0	468.5
Saudi Arabia(4)	171.8	210.6	255.2
United Kingdom(4)	164.6	246.2	400.7
U.S. Gulf of Mexico(5)	149.8	531.7	1,151.5
Other	293.4	573.8	977.8
	$1,843.0	$2,776.4	$4,063.4

(1)
For the years ended December 31, 2017, 2016 and 2015, 88%, 87% and 88% of the revenues earned in Angola, respectively, were attributable to our Floaters segment with the remaining revenues attributable to our Jackups segment.

(2)	For the years ended December 31, 2017, 2016 and 2015, all revenues were attributable to our Floaters segment.

(3)
For the years ended December 31, 2017, 2016 and 2015, 87%, 95% and 100% of the revenues earned in Australia, respectively, were attributable to our Floaters segment with the remaining revenues attributable to our Jackups segment.

(4)	For the years ended December 31, 2017, 2016 and 2015, all revenues were attributable to our Jackups segment.

(5)
For the years ended December 31, 2017, 2016 and 2015, 29%, 82% and 86% of the revenues earned in the U.S. Gulf of Mexico, respectively, were attributable to our Floaters segment. For the years ended December 31, 2017, 2016 and 2015, 31%, 7% and 9% of revenues were attributable to our Jackups segment.

15.  GUARANTEE OF REGISTERED SECURITIES

In connection with the Pride acquisition, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.5% senior notes due 2019, 6.875% senior notes due 2020 and 7.875% senior notes due 2040, which had an aggregate outstanding principal balance of $1.0 billion as of December 31, 2017. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc is also a full and unconditional guarantor of the 7.2% Debentures due 2027 issued by Ensco International Incorporated in November 1997, which had an aggregate outstanding principal balance of $150.0 million as of December 31, 2017.

Pride International LLC (formerly Pride International, Inc.) and Ensco International Incorporated are 100% owned subsidiaries of Ensco plc. All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present our condensed consolidating statements of operations for each of the years in the three-year period ended December 31, 2017; our condensed consolidating statements of comprehensive income (loss) for each of the years in the three-year period ended December 31, 2017; our condensed consolidating balance sheets as of December 31, 2017 and 2016; and our condensed consolidating statements of cash flows for each of the years in the three-year period ended December 31, 2017, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Year Ended December 31, 2017 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$52.9	$163.3	$—	$1,941.2	$(314.4)	$1,843.0
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	50.0	149.9	—	1,304.0	(314.4)	1,189.5
Loss on impairment	—	—	—	182.9	—	182.9
Depreciation	—	15.9	—	428.9	—	444.8
General and administrative	45.4	50.8	—	61.6	—	157.8
OPERATING LOSS	(42.5)	(53.3)	—	(36.2)	—	(132.0)
OTHER INCOME (EXPENSE), NET	(6.8)	(110.5)	(71.7)	110.5	14.5	(64.0)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(49.3)	(163.8)	(71.7)	74.3	14.5	(196.0)
INCOME TAX EXPENSE	—	45.0	—	64.2	—	109.2
DISCONTINUED OPERATIONS, NET	—	—	—	1.0	—	1.0
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	(254.4)	129.6	84.2	—	40.6	—
NET INCOME (LOSS)	(303.7)	(79.2)	12.5	11.1	55.1	(304.2)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	.5	—	.5
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$(303.7)	$(79.2)	$12.5	$11.6	$55.1	$(303.7)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Year Ended December 31, 2016 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$27.9	$144.4	$—	$2,897.4	$(293.3)	$2,776.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	27.3	144.8	.1	1,422.1	(293.3)	1,301.0
Depreciation	—	17.2	.4	427.7	—	445.3
General and administrative	36.2	.2	—	64.4	—	100.8
OPERATING INCOME (LOSS)	(35.6)	(17.8)	(0.5)	983.2	—	929.3
OTHER INCOME (EXPENSE), NET	152.9	(79.0)	(76.6)	7.8	63.1	68.2
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	117.3	(96.8)	(77.1)	991.0	63.1	997.5
INCOME TAX EXPENSE (BENEFIT)	—	.7	(.6)	108.4	—	108.5
DISCONTINUED OPERATIONS, NET	—	—	—	8.1	—	8.1
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	772.9	205.7	125.7	—	(1,104.3)	—
NET INCOME	890.2	108.2	49.2	890.7	(1,041.2)	897.1
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(6.9)	—	(6.9)
NET INCOME ATTRIBUTABLE TO ENSCO	$890.2	$108.2	$49.2	$883.8	$(1,041.2)	$890.2

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Year Ended December 31, 2015 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco		Consolidating Adjustments	Total
OPERATING REVENUES	$31.7	$163.5	$—	$4,199.4		$(331.2)	$4,063.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	29.2	163.5	—	2,008.1		(331.2)	1,869.6
Loss on impairment	—	—	—	2,746.4		—	2,746.4
Depreciation	.1	13.8	—	558.6		—	572.5
General and administrative	51.5	.2	—	66.7		—	118.4
OPERATING LOSS	(49.1)	(14.0)	—	(1,180.4)		—	(1,243.5)
OTHER INCOME (EXPENSE), NET	(169.5)	(28.6)	(71.5)	41.9		—	(227.7)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(218.6)	(42.6)	(71.5)	(1,138.5)		—	(1,471.2)
INCOME TAX EXPENSE (BENEFIT)	—	(190.6)	—	176.7	185.4	—	(13.9)
DISCONTINUED OPERATIONS, NET	—	—	—	(128.6)		—	(128.6)
EQUITY LOSS IN AFFILIATES, NET OF TAX	(1,376.2)	(1,672.8)	(1,771.5)	—		4,820.5	—
NET LOSS	(1,594.8)	(1,524.8)	(1,843.0)	(1,443.8)		4,820.5	(1,585.9)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(8.9)		—	(8.9)
NET LOSS ATTRIBUTABLE TO ENSCO	$(1,594.8)	$(1,524.8)	$(1,843.0)	$(1,452.7)		$4,820.5	$(1,594.8)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2017
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME (LOSS)	$(303.7)	$(79.2)	$12.5	$11.1	$55.1	$(304.2)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	8.5	—	—	—	8.5
Reclassification of net losses on derivative instruments from other comprehensive income into net income (loss)	—	.4	—	—	—	.4
Other	—	—	—	.7	—	.7
NET OTHER COMPREHENSIVE INCOME	—	8.9	—	.7	—	9.6

COMPREHENSIVE INCOME (LOSS)	(303.7)	(70.3)	12.5	11.8	55.1	(294.6)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	.5	—	.5
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$(303.7)	$(70.3)	$12.5	$12.3	$55.1	$(294.1)

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

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2015
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET LOSS	$(1,594.8)	$(1,524.8)	$(1,843.0)	$(1,443.8)	$4,820.5	$(1,585.9)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	(23.6)	—	—	—	(23.6)
Reclassification of net gains on derivative instruments from other comprehensive income into net loss	—	22.2	—	—	—	22.2
Other	—	—	—	2.0	—	2.0
NET OTHER COMPREHENSIVE INCOME (LOSS)	—	(1.4)	—	2.0	—	.6

COMPREHENSIVE LOSS	(1,594.8)	(1,526.2)	(1,843.0)	(1,441.8)	4,820.5	(1,585.3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(8.9)	—	(8.9)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(1,594.8)	$(1,526.2)	$(1,843.0)	$(1,450.7)	$4,820.5	$(1,594.2)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2017 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$185.2	$—	$25.6	$234.6	$—	$445.4
Short-term investments	440.0	—	—	—	—	440.0
Accounts receivable, net	6.9	.4	—	338.1	—	345.4
Accounts receivable from affiliates	351.8	492.7	—	424.3	(1,268.8)	—
Other	—	8.8	—	372.4	—	381.2
Total current assets	983.9	501.9	25.6	1,369.4	(1,268.8)	1,612.0
PROPERTY AND EQUIPMENT, AT COST	1.8	120.8	—	15,209.5	—	15,332.1
Less accumulated depreciation	1.8	77.1	—	2,379.5	—	2,458.4
Property and equipment, net	—	43.7	—	12,830.0	—	12,873.7
DUE FROM AFFILIATES	3,002.1	2,618.0	165.1	3,736.1	(9,521.3)	—
INVESTMENTS IN AFFILIATES	9,098.5	3,591.9	1,106.6	—	(13,797.0)	—
OTHER ASSETS, NET	12.9	5.0	—	226.5	(104.2)	140.2
	$13,097.4	$6,760.5	$1,297.3	$18,162.0	$(24,691.3)	$14,625.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$55.4	$39.0	$21.7	$642.4	$—	$758.5
Accounts payable to affiliates	67.3	458.3	12.4	730.8	(1,268.8)	—
Current maturities of long-term debt	—	—	—	—	—	—
Total current liabilities	122.7	497.3	34.1	1,373.2	(1,268.8)	758.5
DUE TO AFFILIATES	1,402.9	3,559.2	753.9	3,805.3	(9,521.3)	—
LONG-TERM DEBT	2,841.8	149.2	1,106.0	653.7	—	4,750.7
OTHER LIABILITIES	—	3.1	—	487.8	(104.2)	386.7
ENSCO SHAREHOLDERS' EQUITY (DEFICIT)	8,730.0	2,551.7	(596.7)	11,844.1	(13,797.0)	8,732.1
NONCONTROLLING INTERESTS	—	—	—	(2.1)	—	(2.1)
Total equity (deficit)	8,730.0	2,551.7	(596.7)	11,842.0	(13,797.0)	8,730.0
	$13,097.4	$6,760.5	$1,297.3	$18,162.0	$(24,691.3)	$14,625.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2016 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$892.6	$—	$19.8	$247.3	$—	$1,159.7
Short-term investments	1,165.1	5.5	—	272.0	—	1,442.6
Accounts receivable, net	6.8	—	—	354.2	—	361.0
Accounts receivable from affiliates	486.5	251.2	—	152.3	(890.0)	—
Other	.1	6.8	—	309.1	—	316.0
Total current assets	2,551.1	263.5	19.8	1,334.9	(890.0)	3,279.3
PROPERTY AND EQUIPMENT, AT COST	1.8	121.0	—	12,869.7	—	12,992.5
Less accumulated depreciation	1.8	63.8	—	2,007.6	—	2,073.2
Property and equipment, net	—	57.2	—	10,862.1	—	10,919.3
DUE FROM AFFILIATES	1,512.2	4,513.8	1,978.8	7,234.3	(15,239.1)	—
INVESTMENTS IN AFFILIATES	8,557.7	3,462.3	1,061.3	—	(13,081.3)	—
OTHER ASSETS, NET	—	81.5	—	181.1	(86.7)	175.9
	$12,621.0	$8,378.3	$3,059.9	$19,612.4	$(29,297.1)	$14,374.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$44.1	$45.2	$28.3	$404.9	$—	$522.5
Accounts payable to affiliates	38.8	208.4	5.9	636.9	(890.0)	—
Current maturities of long-term debt	187.1	—	144.8		—	331.9
Total current liabilities	270.0	253.6	179.0	1,041.8	(890.0)	854.4
DUE TO AFFILIATES	1,375.8	5,367.6	2,040.7	6,455.0	(15,239.1)	—
LONG-TERM DEBT	2,720.2	149.2	1,449.5	623.7	—	4,942.6
OTHER LIABILITIES	—	2.9		406.3	(86.7)	322.5
ENSCO SHAREHOLDERS' EQUITY	8,255.0	2,605.0	(609.3)	11,081.2	(13,081.3)	8,250.6
NONCONTROLLING INTERESTS	—	—	—	4.4	—	4.4
Total equity (deficit)	8,255.0	2,605.0	(609.3)	11,085.6	(13,081.3)	8,255.0
	$12,621.0	$8,378.3	$3,059.9	$19,612.4	$(29,297.1)	$14,374.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Year Ended December 31, 2017 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(18.2)	$(117.6)	$(100.1)	$495.3	$—	$259.4
INVESTING ACTIVITIES
Maturities of short-term investments	1,748.0	5.5	—	289.0	—	2,042.5
Purchases of short-term investments	(1,022.9)	—	—	(17.1)	—	(1,040.0)
Purchase of affiliate debt	(316.3)	—	—	—	316.3	—
Acquisition of Atwood Oceanics, Inc.	—	—	—	(871.6)	—	(871.6)
Additions to property and equipment	—	—	—	(536.7)	—	(536.7)
Net proceeds from disposition of assets	—	—	—	2.8	—	2.8
Net cash (used in) provided by investing activities of continuing operations	408.8	5.5	—	(1,133.6)	316.3	(403.0)
FINANCING ACTIVITIES
Advances from (to) affiliates	(848.9)	112.1	105.9	630.9	—	—
Reduction of long-term borrowings	(220.7)	—	—	—	(316.3)	(537.0)
Cash dividends paid	(13.8)	—	—	—	—	(13.8)
Debt financing costs	(12.0)	—	—	—	—	(12.0)
Other	(2.6)	—	—	(5.1)	—	(7.7)
Net cash provided by (used in) financing activities	(1,098.0)	112.1	105.9	625.8	(316.3)	(570.5)
Net cash used in discontinued operations	—	—	—	(.8)	—	(.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.6	—	0.6
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(707.4)	—	5.8	(12.7)	—	(714.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	892.6	—	19.8	247.3	—	1,159.7
CASH AND CASH EQUIVALENTS, END OF YEAR	$185.2	$—	$25.6	$234.6	$—	$445.4

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Year Ended December 31, 2016 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(101.3)	$(46.5)	$(116.9)	$1,342.1	$—	$1,077.4
INVESTING ACTIVITIES
Purchases of short-term investments	(2,047.1)	(5.5)	—	(422.0)	—	(2,474.6)
Maturities of short-term investments	2,062.0	—	—	150.0	—	2,212.0
Additions to property and equipment	—	—	—	(322.2)	—	(322.2)
Net proceeds from disposition of assets	—	—	—	9.8	—	9.8
Purchase of affiliate debt	(237.9)	—	—	—	237.9	—
Net cash used in investing activities of continuing operations	(223)	(5.5)	—	(584.4)	237.9	(575.0)
FINANCING ACTIVITIES
Reduction of long-term borrowings	(626.0)	—	—	—	(237.9)	(863.9)
Proceeds from debt issuance	—	—	—	849.5	—	849.5
Proceeds from equity issuance	585.5	—	—	—	—	585.5
Debt financing costs	(23.4)	—	—	—	—	(23.4)
Cash dividends paid	(11.6)	—	—	—	—	(11.6)
Advances from (to) affiliates	1,200.6	52.0	134.7	(1,387.3)	—	—
Other	(2.2)	—	—	(4.9)	—	(7.1)
Net cash provided by (used in) financing activities	1,122.9	52.0	134.7	(542.7)	(237.9)	529.0
Net cash provided by discontinued operations	—	—	—	8.4	—	8.4
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.4)	—	(1.4)
INCREASE IN CASH AND CASH EQUIVALENTS	798.6	—	17.8	222.0	—	1,038.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	94.0	—	2.0	25.3	—	121.3
CASH AND CASH EQUIVALENTS, END OF YEAR	$892.6	$—	$19.8	$247.3	$—	$1,159.7

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Year Ended December 31, 2015 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(71.1)	$2.0	$(114.0)	$1,881.0	$—	$1,697.9
INVESTING ACTIVITIES
Purchases of short-term investments	(1,780.0)	—	—	—	—	(1,780.0)
Additions to property and equipment	—	—	—	(1,619.5)	—	(1,619.5)
Maturities of short-term investments	1,312.0		—	45.3	—	1,357.3
Net proceeds from disposition of assets	.3	—	—	1.3	—	1.6
Net cash used in investing activities of continuing operations	(467.7)	—	—	(1,572.9)	—	(2,040.6)
FINANCING ACTIVITIES
Proceeds from debt issuance	1,078.7	—	—	—	—	1,078.7
Reduction of long-term borrowing	(1,072.5)	—	—	—	—	(1,072.5)
Cash dividends paid	(141.2)	—	—	—	—	(141.2)
Premium paid on redemption of debt	(30.3)	—	—	—	—	(30.3)
Debt financing costs	(10.5)	—	—	—	—	(10.5)
Advances from (to) affiliates	526.2	(2.0)	25.2	(549.4)	—	—
Other	(5.0)	—	—	(11.0)	—	(16.0)
Net cash provided by (used in) financing activities	345.4	(2.0)	25.2	(560.4)	—	(191.8)
Net cash used in discontinued operations	—	—	—	(8.7)	—	(8.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.3)	—	(.3)
DECREASE IN CASH AND CASH EQUIVALENTS	(193.4)	—	(88.8)	(261.3)	—	(543.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	287.4	—	90.8	286.6	—	664.8
CASH AND CASH EQUIVALENTS, END OF YEAR	$94.0	$—	$2.0	$25.3	$—	$121.3

16.  UNAUDITED QUARTERLY FINANCIAL DATA

The following tables summarize our unaudited quarterly condensed consolidated income statement data for the years ended December 31, 2017 and 2016 (in millions, except per share amounts):

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$471.1	$457.5	$460.2	$454.2	$1,843.0
Operating expenses
Contract drilling (exclusive of depreciation)(1)	278.1	291.3	285.8	334.3	1,189.5
Loss on impairment(2)	—	—	—	182.9	182.9
Depreciation	109.2	107.9	108.2	119.5	444.8
General and administrative(3)	26.0	30.5	30.4	70.9	157.8
Operating income (loss)	57.8	27.8	35.8	(253.4)	(132.0)
Other income (expense), net(4)	(57.7)	(53.2)	(40.4)	87.3	(64.0)
Income (loss) from continuing operations before income taxes	.1	(25.4)	(4.6)	(166.1)	(196.0)
Income tax expense(5)	24.1	19.3	23.4	42.4	109.2
Loss from continuing operations	(24.0)	(44.7)	(28.0)	(208.5)	(305.2)
Income (loss) from discontinued operations, net	(.6)	.4	(.2)	1.4	1.0
Net loss	(24.6)	(44.3)	(28.2)	(207.1)	(304.2)
Net (income) loss attributable to noncontrolling interests	(1.1)	(1.2)	2.8	—	.5
Net loss attributable to Ensco	$(25.7)	$(45.5)	$(25.4)	$(207.1)	$(303.7)
Loss per share – basic and diluted
Continuing operations	$(.09)	$(.15)	$(.08)	$(.49)	$(.91)
Discontinued operations	—	—	—	—	—
	$(.09)	$(.15)	$(.08)	$(.49)	$(.91)

(1)
Fourth quarter included $7.0 million of integration costs associated with the Merger. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II for additional information.

(2)	Fourth quarter included an aggregate loss of $182.9 million associated with the impairment of certain rigs. See "Note 4 - Property and Equipment" for additional information.

(3)
Fourth quarter included integration costs of $30.9 million and merger-related costs consisting of various advisory, legal, accounting, valuation and other professional or consulting fees totaling $11.5 million. See "Note 2 - Acquisition of Atwood" for additional information.

(4)	Fourth quarter included a bargain purchase gain of $140.2 million related to the Merger. See "Note 2 - Acquisition of Atwood" for additional information.

(5)	Fourth quarter included net discrete tax expense of $16.5 million in connection with enactment of U.S. tax reform. See "Note 10 - Income taxes" for additional information.

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues(1)	$814.0	$909.6	$548.2	$504.6	$2,776.4
Operating expenses
Contract drilling (exclusive of depreciation)	363.7	350.2	298.1	289.0	1,301.0
Depreciation	113.3	112.4	109.4	110.2	445.3
General and administrative	23.4	27.4	25.3	24.7	100.8
Operating income	313.6	419.6	115.4	80.7	929.3
Other income (expense), net(2)	(64.6)	209.9	(30.9)	(46.2)	68.2
Income from continuing operations before income taxes	249.0	629.5	84.5	34.5	997.5
Income tax expense (benefit)	71.4	36.7	(3.5)	3.9	108.5
Income from continuing operations	177.6	592.8	88.0	30.6	889.0
Income (loss) from discontinued operations, net	(.9)	(.2)	(.7)	9.9	8.1
Net income	176.7	592.6	87.3	40.5	897.1
Net income attributable to noncontrolling interests	(1.4)	(2.0)	(2.0)	(1.5)	(6.9)
Net income attributable to Ensco	$175.3	$590.6	$85.3	$39.0	$890.2
Earnings per share – basic and diluted
Continuing operations	$.74	$2.04	$.28	$.10	$3.10
Discontinued operations	—	—	—	.03	.03
	$.74	$2.04	$.28	$.13	$3.13

(1)
Second quarter includes lump-sum termination payments for ENSCO DS-9 and ENSCO 8503 totaling $205.0 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II for additional information.

(2)
Second quarter included pre-tax gains on debt extinguishment totaling $287.8 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II for additional information.

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

During the fiscal quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 excluded the internal control over financial reporting of Atwood Oceanics, Inc. representing total assets of $2.0 billion and total revenues of $23.3 million included in the consolidated financial statements of Ensco plc and subsidiaries as of and for the year ended December 31, 2017.

See "Item 8. Financial Statements and Supplementary Data" for Management's Report on Internal Control Over Financial Reporting.

Item 9B.  Other Information

    Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, corporate governance matters, committees of the Board of Directors and Section 16(a) of the Exchange Act is contained in our Proxy Statement for the Annual General Meeting of Shareholders ("Proxy Statement") to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2017 and incorporated herein by reference.

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

We have a Code of Business Conduct Policy that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct Policy is available on our website at www.enscoplc.com in the Corporate Governance section and is available in print without charge by contacting our Investor Relations Department. We intend to disclose any amendments to or waivers from our Code of Business Conduct Policy by posting such information on our website. Our Proxy Statement contains governance disclosures, including information on our Code of Business Conduct Policy, the Ensco Corporate Governance Policy, the director nomination process, shareholder director nominations, shareholder communications to the Board of Directors and director attendance at the Annual General Meeting of Shareholders.

Item 11.  Executive Compensation

    The information required by this item is contained in our Proxy Statement and incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes certain information related to our compensation plans under which our shares are authorized for issuance as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	84,933	$54.93	18,248,276
Equity compensation plans not approved by security holders(2)	811,346	22.94	1,556,056
Total	896,279	$25.97	19,804,332

(1)	Under the 2012 LTIP, 18.2 million shares remained available for future issuances of non-vested share awards, share option awards and performance awards as of December 31, 2017.
(2)
In connection with the Pride acquisition, we assumed Pride's option plan and the outstanding options thereunder. As of December 31, 2017, options to purchase 56,240 shares at a weighted-average exercise price of $34.95 per share were outstanding under this plan. No shares are available for future issuance under this plan, no further options will be granted under this plan and the plan will be terminated upon the earlier of the exercise or expiration date of the last outstanding option. Additional information required by this item is included in our Proxy Statement and incorporated herein by reference.

In connection with the Atwood acquisition, we assumed Atwood’s Amended and Restated 2007 Long-Term Incentive Plan (the “Atwood LTIP”) and the options outstanding thereunder.  As of December 31, 2017, options to purchase 755,106 shares at a weighted-average exercise price of $22.04 per share were outstanding under this plan.  There were also 1.6 million shares remaining available for future issuance, which we may grant to employees and other service providers who were not employed or engaged with us prior to the Atwood acquisition.

The Atwood LTIP, which we adopted in connection with the Merger, provides for discretionary equity compensation awards.  Awards may be granted in the form of share options, restricted share awards, share appreciation rights and performance share or unit awards.  All future awards granted under the Atwood LTIP will be subject to such terms and conditions, including vesting terms, as may be determined by the plan administrator at the time of grant.  Following the Atwood acquisition, the Atwood LTIP is administered by and all award decisions will be made on a discretionary basis by our Compensation Committee or Board of Directors.

Additional information required by this item is included in our Proxy Statement and incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

    The information required by this item is contained in our Proxy Statement and incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

    The information required by this item is contained in our Proxy Statement and incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
	1. Financial Statements
	Reports of Independent Registered Public Accounting Firm	88
	Consolidated Statements of Operations	91
	Consolidated Statements of Comprehensive Income	92
	Consolidated Balance Sheets	93
	Consolidated Statements of Cash Flows	94
	Notes to Consolidated Financial Statements	95
	2. Financial Statement Schedules:

The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable or provided elsewhere in the financial statements and, therefore, have been omitted.

3. Exhibits

Exhibit Number	Exhibit

2.1
Agreement and Plan of Merger, dated as of May 29, 2017, by and among Ensco plc, Echo Merger Sub LLC and Atwood Oceanics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 30, 2017, File No. 1-8097).

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

3.3
Articles of Association adopted by Ensco Jersey Finance Limited, a wholly-owned subsidiary of the Registrant on December 6, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 12, 2016, File No. 1-8097).

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

4.15	Form of Note for 4.50% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No.1-8097).

4.16	Form of Note for 5.75% Senior Notes due 2044 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No.1-8097).

4.17	Form of Note for 5.20% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on March 12, 2015, File No. 1-8097).

4.18
Form of Global Note for 4.700% Senior Notes due 2021 (incorporated by reference to Exhibit B of Exhibit 4.23 to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed on March 17, 2011, File No. 333-156705).

4.19	Form of Note for 8.00% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 11, 2017, File No. 1-8097).

4.20	Form of Deed of Release of Shareholders (incorporated by reference to Annex A to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

4.21
Indenture, dated as of December 12, 2016, among Ensco plc, Ensco Jersey Finance Limited and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 12, 2016, File No. 1-8097).

4.22	Form of 3.00% Exchangeable Senior Note due 2024 (incorporated by reference to Exhibit A of Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 12, 2016, File No. 1-8097).

4.23	Deed Poll, dated as of December 12, 2016, executed by Ensco plc (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on December 12, 2016, File No. 1-8097).

4.23
Fifth Supplemental Indenture, dated as of January 26, 2018, by and between Ensco plc and Deutsche Bank Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 26, 2018, File No. 1-8097).

4.23	Form of Note for 7.75% Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on January 26, 2018, File No. 1-8097).

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

10.7
Commitment Agreement and Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 3, 2017, among Ensco plc, Pride International LLC, certain other subsidiaries of Ensco plc party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report filed on Form 8-K on October 6, 2017 File No. 1-8097).

+10.8	Form of Deed of Release of Directors (incorporated by reference to Annex B to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

+10.9
Form of Deed of Indemnity for Directors and Executive Officers of Ensco plc (incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-8097).

+10.10
ENSCO Non-Employee Director Deferred Compensation Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

+10.11
Amendment No. 1 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated March 11, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.12
Amendment No. 2 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated August 4, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.13
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

+10.16
Amendment No. 1 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated March 11, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.17
Amendment No. 2 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated November 4, 2008 (incorporated by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8097).

+10.18
Amendment No. 3 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated August 4, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.19
Amendment No. 4 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated December 22, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.20
Amendment No. 5 to the Ensco Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated May 14, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.21
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

+10.23
Amendment No. 1 to the ENSCO 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated August 4, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.24
Amendment No. 2 to the ENSCO 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated November 3, 2009 (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-8097).

+10.25
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

+10.27
Amendment No. 5 to the Ensco 2005 Amended and Restated Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated May 21, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 24, 2013, File No. 1-8097).

+10.28	ENSCO 2005 Benefit Reserve Trust, effective January 1, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on January 5, 2005, File No. 1-8097).

+10.29
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

+10.31
First Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated March 1, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 2011, File No. 1-8097).

+10.32
Second Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), effective August 23, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2011, File No. 1-8097).

+10.33
Third Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated May 14, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.34
Fourth Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-Q for the period ending March 31, 2013, File No. 1-8097).

+10.35
Form of ENSCO International Incorporated 2005 Long-Term Incentive Plan Performance Unit Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.36	Form of Ensco Performance-Based Long-Term Incentive Award Summary (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.37
Amended and Restated ENSCO International Incorporated 2005 Cash Incentive Plan (as revised and restated for amendments through March 30, 2015) (incorporated by reference to Annex 3 to the Registrant's Proxy Statement on Schedule 14A filed on April 3, 2015, File No. 1-8097).

+10.38	Form of Deed of Indemnity of Ensco International plc (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.39	Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2012 (incorporated by reference to Annex A to the Registrant's Proxy Statement filed on April 4, 2012, File No. 1-8097).

+10.40
First Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective August 21, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-8097).

+10.41
Second Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 1-8097).

+10.42
Third Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective March 30, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 19, 2015, File No. 1-8097).

+10.43
Fourth Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective March 24, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 25, 2016, File No. 1-8097).

+10.44
Fifth Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective March 24, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2017, File No. 1-8097).

+10.45
Form of Ensco plc 2012 Long-Term Incentive Plan Restricted Share Award Agreement (executives) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-8097).

+10.46
Form of Ensco plc 2012 Long-Term Incentive Plan Restricted Share Unit Award Agreement (executives) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-8097).

+10.47
Form of Ensco plc 2012 Long-Term Incentive Plan Performance Unit Award Agreement (executives) (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-8097).

+10.48
Form of Ensco plc 2012 Long-Term Incentive Plan Restricted Share Award Agreement (Carl Trowell) (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-8097).

+10.49
Form of Ensco plc 2012 Long-Term Incentive Plan Performance Unit Award Agreement (Carl Trowell) (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-8097).

+10.50
Form of Ensco plc 2012 Long-Term Incentive Plan Restricted Share Unit Award Agreement (non-employee directors) (incorporated by reference to Exhibit 10.6 the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-8097).

+10.51	Form of Retention Award Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-8097).

+10.52
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

+10.53
Form of Deed of Indemnity entered into between Ensco plc and Carl Trowell as of June 2, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2014, File No. 1-8097).

+10.54
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

Item 16.  Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 27, 2018.

Ensco plc (Registrant)

By /s/ CARL G. TROWELL Carl G. Trowell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ CARL G. TROWELL Carl G. Trowell	President and Chief Executive Officer and Director	February 27, 2018

/s/ PAUL E. ROWSEY III Paul E. Rowsey III	Chairman	February 27, 2018

/s/ J. RODERICK CLARK J. Roderick Clark	Director	February 27, 2018

/s/ ROXANNE J. DECYK Roxanne J. Decyk	Director	February 27, 2018

/s/ MARY E. FRANCIS CBE Mary E. Francis CBE	Director	February 27, 2018

/s/ C. CHRISTOPHER GAUT C. Christopher Gaut	Director	February 27, 2018

/s/ JACK E. GOLDEN Jack E. Golden	Director	February 27, 2018

/s/ GERALD W. HADDOCK Gerald W. Haddock	Director	February 27, 2018

/s/ FRANCIS S. KALMAN Francis S. Kalman	Director	February 27, 2018

/s/ KEITH O. RATTIE Keith O. Rattie	Director	February 27, 2018

/s/ PHIL D. WEDEMEYER Phil D. Wedemeyer	Director	February 27, 2018

/s/ JONATHAN H. BAKSHT Jonathan H. Baksht	Senior Vice President and Chief Financial Officer (principal financial officer)	February 27, 2018

/s/ TOMMY E. DARBY Tommy E. Darby	Controller (principal accounting officer)	February 27, 2018