Form 10-Q
period 2018-03-31
Ensco plc
filed 2018-04-26
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-08097
 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of April 20, 2018, there were 437,107,546 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

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

•	the adequacy of sources of liquidity for us and our customers;

•	tax matters, including our effective tax rates, tax positions, results of audits, changes in tax laws, treaties and regulations, tax assessments and liabilities for taxes;

•	delays in contract commencement dates or the cancellation of drilling programs by operators;

•	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems;

•	adverse changes in foreign currency exchange rates, including their effect on the fair value measurement of our derivative instruments; and

•	potential long-lived asset impairments.
In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report and "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2017, which is available on the U.S. Securities and Exchange Commission website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of March 31, 2018, the related condensed consolidated statements of operations and comprehensive (loss) income and cash flows for the three-month period ended March 31, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP

Houston, Texas
April 26, 2018

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING REVENUES	$417.0	$471.1
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	325.2	278.1
Depreciation	115.2	109.2
General and administrative	27.9	26.0
	468.3	413.3
OPERATING INCOME (LOSS)	(51.3)	57.8
OTHER INCOME (EXPENSE)
Interest income	3.0	7.2
Interest expense, net	(65.6)	(58.6)
Other, net	(8.1)	(6.3)
	(70.7)	(57.7)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(122.0)	.1
PROVISION FOR INCOME TAXES
Current income tax expense	7.1	4.3
Deferred income tax expense	11.3	19.8
	18.4	24.1
LOSS FROM CONTINUING OPERATIONS	(140.4)	(24.0)
LOSS FROM DISCONTINUED OPERATIONS, NET	(.1)	(.6)
NET LOSS	(140.5)	(24.6)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	.4	(1.1)
NET LOSS ATTRIBUTABLE TO ENSCO	$(140.1)	$(25.7)
LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.32)	$(0.09)
Discontinued operations	—	—
	$(0.32)	$(0.09)

NET LOSS ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$(140.2)	$(25.8)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	433.6	300.6

CASH DIVIDENDS PER SHARE	$0.01	$0.01
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

NET LOSS	$(140.5)	$(24.6)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	2.7	3.1
Reclassification of net (gains) losses on derivative instruments from other comprehensive income into net income	(2.2)	.9
Other	(.1)	.5
NET OTHER COMPREHENSIVE INCOME	.4	4.5

COMPREHENSIVE LOSS	(140.1)	(20.1)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	.4	(1.1)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(139.7)	$(21.2)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$465.4	$445.4
Short-term investments	399.0	440.0
Accounts receivable, net	304.1	345.4
Other	410.2	381.2
Total current assets	1,578.7	1,612.0
PROPERTY AND EQUIPMENT, AT COST	15,408.3	15,332.1
Less accumulated depreciation	2,573.5	2,458.4
Property and equipment, net	12,834.8	12,873.7
OTHER ASSETS, NET	120.2	140.2
	$14,533.7	$14,625.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$251.5	$432.6
Accrued liabilities and other	321.8	325.9
Total current liabilities	573.3	758.5
LONG-TERM DEBT	4,987.3	4,750.7
OTHER LIABILITIES	382.0	386.7
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 447.1 million shares issued as of March 31, 2018 and December 31, 2017	44.7	44.7
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of March 31, 2018 and December 31, 2017	.1	.1
Additional paid-in capital	7,202.4	7,195.0
Retained earnings	1,387.4	1,532.7
Accumulated other comprehensive income	29.0	28.6
Treasury shares, at cost, 10.0 million and 11.1 million shares as of March 31, 2018 and December 31, 2017	(70.0)	(69.0)
Total Ensco shareholders' equity	8,593.6	8,732.1
NONCONTROLLING INTERESTS	(2.5)	(2.1)
Total equity	8,591.1	8,730.0
	$14,533.7	$14,625.9
 The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(140.5)	$(24.6)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Depreciation expense	115.2	109.2
Loss on debt extinguishment	18.8	3.4
Amortization, net	(16.8)	(19.0)
Gain on bargain purchase	(16.6)	—
Deferred income tax expense	11.3	19.8
Share-based compensation expense	8.4	11.3
Other	(2.1)	(6.1)
Changes in operating assets and liabilities	61.8	10.6
Net cash provided by operating activities of continuing operations	39.5	104.6
INVESTING ACTIVITIES
Maturities of short-term investments	390.0	602.0
Purchases of short-term investments	(349.0)	(965.0)
Additions to property and equipment	(269.3)	(282.6)
Other	.1	.2
Net cash used in investing activities of continuing operations	(228.2)	(645.4)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,000.0	—
Reduction of long-term borrowings	(771.0)	(336.6)
Debt financing costs	(16.8)	(4.5)
Cash dividends paid	(4.5)	(3.2)
Other	(1.2)	(2.4)
Net cash provided by (used in) financing activities	206.5	(346.7)
Net cash provided by (used in) discontinued operations	2.5	(0.6)
Effect of exchange rate changes on cash and cash equivalents	(.3)	.1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20.0	(888.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	445.4	1,159.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$465.4	$271.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Ensco plc and subsidiaries (the "Company," "Ensco," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2017 condensed consolidated balance sheet data was derived from our 2017 audited consolidated financial statements, but does not include all disclosures required by GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

The financial data for the quarters ended March 31, 2018 and 2017 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the quarter ended March 31, 2018 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2018. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

New Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (the "FASB") issued Update 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income ("Update 2018-02"), which allows for a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. We adopted Update 2018-02 effective January 1, 2018. As a result, we reclassified a total of $800,000 in tax effects from AOCI to opening retained earnings.

In August 2017, the FASB issued Update 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("Update 2017-12"), which will make more hedging strategies eligible for hedge accounting. It also amends presentation and disclosure requirements and changes how companies assess effectiveness. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that Update 2017-12 will have on our consolidated financial statements and related disclosures.

During 2016, the FASB issued Update 2016-02, Leases (Topic 842) ("Update 2016-02"), which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. During our evaluation of Update 2016-02, we concluded that our drilling contracts contain a lease component. In January 2018, the FASB issued a Proposed Accounting Standard Update to provide targeted improvements to Update 2016-02, which (1) provides for a new transition method whereby entities may elect to adopt the Update using a prospective with cumulative catch-up approach and (2) provides lessors with a practical expedient to not separate non-lease components from the related leas

e components, by class of underlying asset. On March 28, 2018, the FASB held a meeting to approve certain additional amendments to Update 2016-02, including a revision to the practical expedient that would allow a lessor to account for the combined lease and non-lease components under Topic 606 when the non-lease component is the predominant element of the combined component. Depending on the criteria included in the final Update, this practical expedient may be available to us. As a result of the pending content of the final Update, we are not yet able to determine what, if any, impact our adoption will have on our revenue recognition patterns and related disclosures. With respect to leases whereby we are the lessee, we expect to recognize lease liabilities and offsetting "right of use" assets ranging from approximately $60 million to $80 million.
During 2014, the FASB issued Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Update 2014-09 is effective for annual and interim periods for fiscal years beginning after December 15, 2017. We adopted Update 2014-09 effective January 1, 2018 using the modified retrospective approach. Only customer contracts that were not completed as of the effective adoption date were evaluated under the transition guidance to determine if a cumulative catch-up adjustment to retained earnings was warranted. Revenues recognized in prior years for customer contracts that expired prior to the effective adoption date continue to be reported under the previous revenue recognition guidance. Our adoption of Update 2014-09 did not result in a cumulative effect on retained earnings and no adjustments were made to prior periods. While Update 2014-09 requires additional disclosure regarding revenues recognized from customer contracts, our adoption did not have a material impact on the recognition of current or prior period revenues as compared to previous guidance nor do we expect a material impact to our pattern of revenue recognition in future periods. See "Note 2 - Revenue from Contracts with Customers" for additional information.
Note 2 -Revenue from Contracts with Customers

We provide drilling services on a day rate contract basis. Under day rate contracts, we provide an integrated service that includes the provision of a drilling rig and rig crews for which we receive a daily rate that may vary between the full rate and zero rate throughout the duration of the contractual term, depending on the operations of the rig. We also may receive lump-sum fees or similar compensation for the mobilization, demobilization and capital upgrades of our rigs. Our customers bear substantially all of the costs of constructing the well and supporting drilling operations, as well as the economic risk relative to the success of the well.

Our integrated drilling service provided under each drilling contract is a single performance obligation satisfied over time and comprised of a series of distinct time increments, or service periods. Total revenue is determined for each individual drilling contract by estimating both fixed and variable consideration expected to be earned over the contract term. Fixed consideration generally relates to activities such as mobilization, demobilization and capital upgrades of our rigs that are not distinct within the context of our contracts and is recognized on a straight-line basis over the contract term. Variable consideration generally relates to distinct service periods during the contract term and is recognized in the period when the services are performed.

The amount estimated for variable consideration is only recognized as revenue to the extent that it is probable that a significant reversal will not occur during the contract term. We have applied the optional exemption afforded in Update 2014-09 and have not disclosed the variable consideration related to our estimated future day rate revenues. The remaining duration of our drilling contracts based on those in place as of March 31, 2018 was between approximately one month and five years.

Day Rate Drilling Revenue

Our drilling contracts provide for payment on a day rate basis and include a rate schedule with higher rates for periods when the drilling unit is operating and lower rates or zero rates for periods when drilling operations are interrupted or restricted. The day rate invoiced to the customer is determined based on the varying rates applicable to specific activities performed on an hourly basis. Day rate consideration is allocated to the distinct hourly increment to which it relates within the contract term and is generally recognized consistent with the contractual rate invoiced for the services provided during the respective period. Invoices are typically billed to our customers on a monthly basis and payment terms on customer invoices typically range 30 - 45 days.

Certain of our contracts contain performance incentives whereby we may earn a bonus based on pre-established performance criteria. Such incentives are generally based on our performance over individual monthly time periods or individual wells. Consideration related to performance bonus is generally recognized in the specific time period to which the performance criteria was attributed.

We may receive termination fees if certain drilling contracts are terminated by the customer prior to the end of the contractual term. Such compensation is recognized as revenues whereby our performance obligation is satisfied, the termination fee can be reasonably measured and collection is probable.

Mobilization / Demobilization Revenue

In connection with certain contracts, we receive lump-sum fees or similar compensation for the mobilization of equipment and personnel prior to the commencement of drilling services or the demobilization of equipment and personnel upon contract completion. Fees received for the mobilization or demobilization of equipment and personnel are included in operating revenues. The costs incurred in connection with the mobilization and demobilization of equipment and personnel are included in contract drilling expense.

Mobilization fees received prior to commencement of drilling operations are recorded as a contract liability and amortized on a straight-line basis over the contract term. Demobilization fees expected to be received upon contract completion are estimated at contract inception and recognized on a straight-line basis over the contract term. In some cases, demobilization fees may be contingent upon the occurrence or non-occurrence of a future event. In such cases, this may result in cumulative-effect adjustments to demobilization revenues upon changes in our estimates of future events during the contract term.

Capital Upgrade / Contract Preparation Revenue

In connection with certain contracts, we receive lump-sum fees or similar compensation for requested capital upgrades to our drilling rigs or for other contract preparation work. Fees received are recorded as a contract liability and amortized on a straight-line basis over the contract term to operating revenues. Costs incurred for capital upgrades are capitalized and depreciated over the useful life of the asset.

Contract Assets and Liabilities

Contract assets and liabilities are presented net on our condensed consolidated balance sheet on a contract-by-contract basis. Current contract assets and liabilities are included in other current assets and accrued liabilities and other, respectively, and noncurrent contract assets and liabilities are included in other assets, net, and other liabilities, respectively, on our condensed consolidated balance sheets.

Contract assets represent amounts previously recognized as revenue but for which the right to invoice the customer is dependent upon our future performance. Once the previously recognized revenue is invoiced, the corresponding contract asset, or a portion thereof, is transferred to accounts receivable. Contract liabilities generally represent fees received for mobilization or capital upgrades.

The following table summarizes our trade receivables, contract assets and contract liabilities (in millions):

	March 31, 2018	December 31, 2017
Current contract assets	$3.7	$3.0
Noncurrent contract assets	$1.5	$2.8
Current contract liabilities (deferred revenue)	$78.0	$71.9
Noncurrent contract liabilities (deferred revenue)	$42.1	$51.2
Significant changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2017	$5.8	$123.1
Increase due to cash received	—	24.6
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(24.8)
Decrease due to amortization of deferred revenue that was added during the period	—	(2.8)
Decrease due to transfer to receivables during the period	(0.6)
Balance as of March 31, 2018	$5.2	$120.1

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparation are attributable to our future performance obligation under each respective drilling contract. Such costs are deferred and amortized on a straight-line basis over the contract term. Demobilization costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred. Deferred contract costs were included in other current assets and other assets, net, on our condensed consolidated balance sheets and totaled $44.5 million and $40.6 million as of March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018 and 2017, amortization of such costs totaled $6.8 million and $6.6 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in other current assets and other assets, net, on our condensed consolidated balance sheets and totaled $14.6 million and $15.3 million as of March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018 and 2017, amortization of such costs totaled $3.1 million and $3.1 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

Our contract liabilities and deferred costs are amortized on a straight-line basis over the contract term or corresponding certification period to operating revenues and contract drilling expense, respectively. Expected future amortization of our contract liabilities and deferred costs recorded as of March 31, 2018 is set forth in the table below (in millions):

	Remaining 2018	2019	2020	2021 and Thereafter	Total
Amortization of contract liabilities	$59.9	$50.7	$6.2	$3.3	$120.1
Amortization of deferred costs	$32.2	$19.7	$5.2	$2.0	$59.1

Note 3 -Acquisition of Atwood

On October 6, 2017 (the "Merger Date"), we completed a merger transaction (the "Merger") with Atwood Oceanics, Inc. ("Atwood") and Echo Merger Sub, LLC, our wholly-owned subsidiary. Assets acquired and liabilities assumed in the Merger were recorded at their estimated fair values as of the Merger Date under the acquisition method of accounting. When the fair value of the net assets acquired exceeds the consideration transferred in an acquisition, the difference is recorded as a bargain purchase gain in the period in which the transaction occurs. We have not finalized the fair values of assets acquired and liabilities assumed; therefore, the fair value estimates set forth below are subject to adjustment during a one-year measurement period subsequent to the Merger Date. The estimated fair values of certain assets and liabilities including inventory, long-lived assets and contingencies require judgments and assumptions that increase the likelihood that adjustments may be made to these estimates during the measurement period, and those adjustments could be material.

Assets Acquired and Liabilities Assumed

The provisional amounts and respective measurement period adjustments recorded for assets acquired and liabilities assumed are based on preliminary estimates of their fair values as of the Merger Date and were as follows (in millions):

	Amounts Recognized as of Merger Date	Measurement Period Adjustments (1)	Estimated Fair Value
Assets:
Cash and cash equivalents(2)	$445.4	$—	$445.4
Accounts receivable(3)	62.3	—	62.3
Other current assets	118.1	6.9	125.0
Property and equipment	1,762.0	6.9	1,768.9
Other assets	23.7	0.2	23.9
Liabilities:
Accounts payable and accrued liabilities	64.9	(2.6)	62.3
Other liabilities	118.7	—	118.7
Net assets acquired	2,227.9	16.6	2,244.5
Less:
Merger consideration	(781.8)		(781.8)
Repayment of Atwood debt	(1,305.9)		(1,305.9)
Bargain purchase gain	$140.2		$156.8

(1)
The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities, primarily related to inventory, capital equipment and accrued non-income tax liabilities. The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the Merger Date and did not result from subsequent intervening events. These adjustments were recorded as a $16.6 million increase to bargain purchase gain within current period earnings, which is included in other, net, in our condensed consolidated statement of operations for the three month period ended March 31, 2018.

(2)	Upon closing of the Merger, we utilized acquired cash of $445.4 million and cash on hand from the liquidation of short-term investments to repay Atwood's debt and accrued interest of $1.3 billion.
(3) Gross contractual amounts receivable totaled $64.7 million as of the Merger Date.

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

Operating revenues were net of $1.5 million of asset amortization during the quarter ended March 31, 2018. The remaining balance of $15.7 million was included in other current assets and other assets, net, on our condensed consolidated balance sheet as of March 31, 2018. These balances will be amortized to operating revenues over the respective remaining drilling contract terms on a straight-line basis. Amortization for these intangible assets is estimated to be $9.9 million and $5.8 million during the remainder of 2018 and full year 2019, respectively.

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

Note 4 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our net financial assets measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2018
Supplemental executive retirement plan assets	$30.1	$—	$—	$30.1
Derivatives, net	—	5.8	—	5.8
Total financial assets	$30.1	$5.8	$—	$35.9

As of December 31, 2017
Supplemental executive retirement plan assets	$30.9	$—	$—	$30.9
Derivatives, net	—	6.8	—	6.8
Total financial assets	$30.9	$6.8	$—	$37.7

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

Other Financial Instruments

The carrying values and estimated fair values of our debt instruments were as follows (in millions):

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
8.50% senior notes due 2019(1)	$—	$—	$251.4	$252.9
6.875% senior notes due 2020	129.6	128.6	477.9	473.1
4.70% senior notes due 2021	112.5	110.8	267.1	265.3
3.00% exchangeable senior notes due 2024(2)	643.3	683.8	635.7	757.1
4.50% senior notes due 2024	619.4	501.6	619.3	527.1
8.00% senior notes due 2024	337.7	320.9	337.9	333.8
5.20% senior notes due 2025	663.8	545.8	663.6	571.4
7.75% senior notes due 2026	983.4	923.4	—	—
7.20% debentures due 2027	149.2	134.2	149.3	141.9
7.875% senior notes due 2040	376.3	256.1	376.7	258.8
5.75% senior notes due 2044	972.1	687.6	971.8	690.4
Total	$4,987.3	$4,292.8	$4,750.7	$4,271.8

(1)	Our senior notes due 2019 were redeemed in full in February 2018. See "Note 8 - Debt" for additional information.

(2)
Our exchangeable senior notes due 2024 (the "2024 Convertible Notes") were issued with a conversion feature. The 2024 Convertible Notes were separated into their liability and equity components on our condensed consolidated balance sheet. The equity component was initially recorded to additional paid-in capital and as a debt discount that will be amortized to interest expense over the life of the instrument. Excluding the unamortized discount, the carrying value of the 2024 Convertible Notes was $834.6 million as of March 31, 2018.

The estimated fair values of our senior notes and debentures were determined using quoted market prices.

The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of March 31, 2018 and December 31, 2017. Our short-term investments consisted of time deposits with initial maturities in excess of three months but less than one year as of each respective balance sheet date.
Note 5 -Derivative Instruments

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

All of our derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Net assets of $5.8 million and $6.8 million associated with our derivatives were included on our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.  All of our derivatives mature during the next 18 months.  See "Note 4 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$6.1	$5.9	$.8	$.2
Foreign currency forward contracts - non-current(2)	.5	.5	.2	.1
	6.6	6.4	1.0	.3
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	1.0	.9	.8	.2
	1.0	.9	.8	.2
Total	$7.6	$7.3	$1.8	$.5

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of March 31, 2018, we had cash flow hedges outstanding to exchange an aggregate $186.3 million for various foreign currencies, including $81.9 million for British pounds, $54.7 million for Australian dollars, $21.3 million for euros, $15.2 million for Brazilian reals, $12.5 million for Singapore dollars and $0.7 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive income (loss) for the quarters ended March 31, 2018 and 2017 were as follows (in millions):

	Gain Recognized in Other Comprehensive Income ("OCI") (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2018	2017	2018	2017	2018	2017
Interest rate lock contracts(3)	$—	$—	$(.1)	$(.1)	$—	$—
Foreign currency forward contracts(4)	2.7	3.1	2.3	(.8)	(.2)	.1
Total	$2.7	$3.1	$2.2	$(.9)	$(.2)	$.1

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

(4)
During the first quarter of 2018, $2.1 million of gains were reclassified from AOCI into contract drilling expense and $0.2 million of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the prior year quarter, $1.0 million of losses were reclassified from AOCI into contract drilling expense and $0.2 million of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2018, we held derivatives not designated as hedging instruments to exchange an aggregate $133.9 million for various foreign currencies, including $101.3 million for euros, $15.2 million for Australian dollars, $8.7 million for British pounds, $7.1 million for Singapore dollars and $1.6 million for other currencies.

Net gains of $1.8 million and $500,000 associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the quarters ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the estimated amount of net gains associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $4.1 million.
Note 6 - Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our condensed consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately in our condensed consolidated statements of operations.

Loss from continuing operations attributable to Ensco for the quarters ended March 31, 2018 and 2017 was as follows (in millions):

	2018	2017
Loss from continuing operations	$(140.4)	$(24.0)
(Income) loss from continuing operations attributable to noncontrolling interests	.4	(1.1)
Loss from continuing operations attributable to Ensco	$(140.0)	$(25.1)

Note 7 - Earnings Per Share

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

The following table is a reconciliation of income from continuing operations attributable to Ensco shares used in our basic and diluted EPS computations for the quarters ended March 31, 2018 and 2017 (in millions):

	2018	2017
Loss from continuing operations attributable to Ensco	$(140.0)	$(25.1)
Income from continuing operations allocated to non-vested share awards	(.1)	(.1)
Loss from continuing operations attributable to Ensco shares	$(140.1)	$(25.2)

Anti-dilutive share awards totaling 1.7 million and 1.4 million were excluded from the computation of diluted EPS for the quarters ended March 31, 2018 and 2017, respectively.

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

During each reporting period that our average share price exceeds the exchange price, an assumed number of shares required to settle the conversion obligation in excess of the principal amount will be included in our denominator for the computation of diluted EPS using the treasury stock method. Our average share price did not exceed the exchange price during the quarter ended March 31, 2018.
Note 8 - Debt

Senior Notes

On January 26, 2018, we issued $1.0 billion aggregate principal amount of unsecured 7.75% senior notes due 2026 at par (the "2026 Notes"). Interest on the 2026 Notes is payable semiannually on February 1 and August 1 of each year commencing August 1, 2018.

Tender Offers and Redemption

Concurrent with the issuance of the 2026 Notes in January 2018, we launched cash tender offers for up to $985.0 million aggregate principal amount of certain series of our senior notes issued by us and Pride International LLC, our wholly-owned subsidiary. The tender offers expired February 7, 2018, and we repurchased $182.6 million of our 8.50% senior notes due 2019, $256.6 million of our 6.875% senior notes due 2020 and $156.2 million of our 4.70% senior notes due 2021. Subsequently, we issued a redemption notice for the remaining outstanding $55.0 million principal amount of the 8.50% senior notes due 2019 and repurchased $71.4 million principal amount of our senior notes due 2020.

The following table sets forth the total principal amounts repurchased as a result of the tender offers, redemption and repurchase (in millions):

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price(1)
8.50% senior notes due 2019	$237.6	$256.8
6.875% senior notes due 2020	328.0	354.5
4.70% senior notes due 2021	156.2	159.7
Total	$721.8	$771.0

(1)	Excludes accrued interest paid to holders of the repurchased senior notes.

During the first quarter of 2018, we recognized a pre-tax loss from debt extinguishment of $18.8 million, net of discounts, premiums, debt issuance costs and commissions.

Maturities

Following the January 2018 debt offering, repurchases and redemption, our only debt maturities until 2024 are $122.9 million during 2020 and $113.5 million during 2021.

Revolving Credit

We have a $2.0 billion senior unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks to be used for general corporate purposes. Our borrowing capacity is $2.0 billion through September 2019 and declines to $1.3 billion through September 2020 and to $1.2 billion through September 2022. The credit agreement governing the Credit Facility includes an accordion feature allowing us to increase the commitments expiring in September 2022 up to an aggregate amount not to exceed $1.5 billion.

Advances under the Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate, depending on our credit ratings. We are required to pay a quarterly commitment fee on the undrawn portion of the $2.0 billion commitment, which is also based on our credit rating.

In January 2018, Moody's downgraded our senior unsecured bond credit rating from B2 to B3. The rating actions resulted in an increase to the interest rates applicable to our borrowings and the quarterly commitment fee on the undrawn portion of the $2.0 billion commitment. The applicable margin rates are 3.00% per annum for Base Rate advances and 4.00% per annum for LIBOR advances. The quarterly commitment fee is 0.75% per annum on the undrawn portion of the $2.0 billion commitment.

The Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60% and to provide guarantees from certain of our rig-owning subsidiaries sufficient to meet certain guarantee coverage ratios. The Credit Facility also contains customary restrictive covenants, including, among others, prohibitions on creating, incurring or assuming certain debt and liens (subject to customary exceptions, including a permitted lien basket that permits us to raise secured debt up to the lesser of $750 million or 10% of consolidated tangible net worth (as defined in the Credit Facility)); entering into certain merger arrangements; selling, leasing, transferring or otherwise disposing of all or substantially all of our assets; making a material change in the nature of the business; paying or distributing dividends on our ordinary shares (subject to certain exceptions, including the ability to continue paying a quarterly dividend of $0.01 per share); borrowings, if after giving effect to such borrowings and the application of the proceeds thereof, the aggregate amount of available cash (as defined in the Credit Facility) would exceed $150 million; and entering into certain transactions with affiliates.

The Credit Facility also includes a covenant restricting our ability to repay indebtedness maturing after September 2022, which is the final maturity date of the Credit Facility. This covenant is subject to certain exceptions that permit us to manage our balance sheet, including the ability to make repayments of indebtedness (i) of acquired companies within 90 days of the completion of the acquisition or (ii) if, after giving effect to such repayments, available cash is greater than $250 million and there are no amounts outstanding under the Credit Facility.

As of March 31, 2018, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of March 31, 2018 and December 31, 2017.

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
Note 9 -Income Taxes

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the quarter ended March 31, 2018. We used a discrete effective tax rate method to calculate income taxes for the quarter ended March 31, 2018. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax benefit for the quarter ended March 31, 2018 was $8.9 million and was primarily attributable to U.S. tax reform and a restructuring transaction, partially offset by discrete tax expense related to the repurchase and redemption of senior notes and unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax expense for the quarter ended March 31, 2017 was $7.6 million and was primarily attributable to unrecognized tax benefits associated with tax positions taken in prior years.

U.S. Tax Reform

The U.S. Tax Cuts and Jobs Act (“U.S. tax reform”) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law, including a reduction in the statutory income tax rate from 35% to 21% effective January 1, 2018, a one-time transition tax on deemed repatriation of deferred foreign income, a base erosion anti-abuse tax that effectively imposes a minimum tax on certain payments to non-U.S. affiliates, new and revised rules relating to the current taxation of certain income of foreign subsidiaries and revised rules associated with limitations on the deduction of interest.

Due to the timing of the enactment of U.S. tax reform and the complexity involved in applying its provisions, we made reasonable estimates of its effects and recorded such amounts in our consolidated financial statements as of December 31, 2017 on a provisional basis. As we continue to analyze applicable information and data, and interpret any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others, we may make adjustments to the provisional amounts throughout the one-year measurement period as provided by Staff Accounting Bulletin No. 118. Our accounting for the enactment of U.S. tax reform will be completed during 2018, and any adjustments we recognize could be material. The ongoing impact of U.S. tax reform may result in an increase in our consolidated effective income tax rate in future periods.

We recognized a net tax benefit of $4.6 million during the first quarter of 2018 associated with the one-time transition tax on deemed repatriation of the deferred foreign income of our U.S. subsidiaries.

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

We commenced a compliance review in early 2015 after the release of media reports regarding ongoing investigations of various kickback and bribery schemes in Brazil involving Petrobras. While conducting our compliance review, we became aware of an internal audit report by Petrobras alleging irregularities in relation to the DSA. Upon learning of the Petrobras internal audit report, our Audit Committee appointed independent counsel to lead an investigation into the alleged irregularities. Further, in June and July 2015, we voluntarily contacted the SEC and the U.S. Department of Justice (the "DOJ"), respectively, to advise them of this matter and of our Audit Committee’s investigation. Independent counsel, under the direction of our Audit Committee, has substantially completed its investigation by reviewing and analyzing available documents and correspondence and interviewing current and former employees involved in the DSA negotiations and the negotiation of the ENSCO DS-5 construction contract with SHI (the "DS-5 Construction Contract").

To date, our Audit Committee has found no credible evidence that Pride or Ensco or any of their current or former employees were aware of or involved in any wrongdoing, and our Audit Committee has found no credible evidence linking Ensco or Pride to any illegal acts committed by our former marketing consultant who provided services to Pride and Ensco in connection with the DSA. We, through independent counsel, have continued to cooperate with the SEC and DOJ, including providing detailed briefings regarding our investigation and findings and responding to inquiries as they arise. We entered into a one-year tolling agreement with the DOJ that expired in December 2016. In March 2018, we extended our tolling agreement with the SEC for three months until June 2018.

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

In August 2017, one of our Brazilian subsidiaries was contacted by the Office of the Attorney General for the Brazilian state of Paraná in connection with a criminal investigation procedure initiated against agents of both SHI and Pride in relation to the DSA.  The Brazilian authorities requested information regarding our compliance program and the findings of our internal investigations. We are cooperating with the Office of the Attorney General and have provided documents in response to its request.  We cannot predict the scope or ultimate outcome of this procedure or whether any other governmental authority will open an investigation into Pride’s involvement in this matter, or if a proceeding were opened, the scope or ultimate outcome of any such investigation. If the SEC or DOJ determines that violations of the Foreign Corrupt Practices Act of 1977 (the "FCPA") have occurred, or if any governmental authority determines that we have violated applicable anti-bribery laws, they could seek civil and criminal sanctions, including monetary penalties, against us, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. Although our internal investigation is substantially complete, we cannot predict whether any additional allegations will be made or whether any additional facts relevant to the investigation will be uncovered during the course of the investigation and what impact those allegations and additional facts will have on the timing or conclusions of the investigation. Our Audit Committee will examine any such additional allegations and additional facts and the circumstances surrounding them.

DSA Dispute

As described above, on January 4, 2016, Petrobras sent a notice to us declaring the DSA void effective immediately, reserving its rights and stating its intention to seek any restitution to which it may be entitled. We disagree with Petrobras’ declaration that the DSA is void. We believe that Petrobras repudiated the DSA and has therefore accepted the DSA as terminated on April 8, 2016 (the "Termination Date"). At this time, we cannot reasonably determine the validity of Petrobras' claim or the range of our potential exposure, if any. As a result, there can be no assurance as to how this dispute will ultimately be resolved.

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date, as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved in our condensed consolidated balance sheet as of March 31, 2018. In August 2016, we initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. The arbitral hearing on liability was held in March 2018, and we are awaiting the tribunal's decision. There can be no assurance as to how this arbitration proceeding will ultimately be resolved.

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

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of March 31, 2018 totaled $133.5 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of March 31, 2018, we had not been required to make collateral deposits with respect to these agreements.

Note 11 -Segment Information

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for the quarters ended March 31, 2018 and 2017 is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items." We measure segment assets as property and equipment.

Three Months Ended March 31, 2018

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$259.0	$143.4	$14.6	$417.0	$—	$417.0
Operating expenses
Contract drilling (exclusive of depreciation)	185.1	126.9	13.2	325.2	—	325.2
Depreciation	75.3	36.5	—	111.8	3.4	115.2
General and administrative	—	—	—	—	27.9	27.9
Operating income (loss)	$(1.4)	$(20.0)	$1.4	$(20.0)	$(31.3)	$(51.3)
Property and equipment, net	$9,636.9	$3,154.3	$—	$12,791.2	$43.6	$12,834.8

Three Months Ended March 31, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$284.8	$171.8	$14.5	$471.1	$—	$471.1
Operating expenses
Contract drilling (exclusive of depreciation)	146.4	118.6	13.1	278.1	—	278.1
Depreciation	72.8	32.1	—	104.9	4.3	109.2
General and administrative	—	—	—	—	26.0	26.0
Operating income	$65.6	$21.1	$1.4	$88.1	$(30.3)	$57.8
Property and equipment, net	$8,534.3	$2,532.4	$—	$11,066.7	$54.0	$11,120.7

Information about Geographic Areas

As of March 31, 2018, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters	Jackups	Total(1)
North & South America	9	4	13
Europe & Mediterranean	6	12	18
Middle East & Africa	3	11	14
Asia & Pacific Rim	5	8	13
Asia & Pacific Rim (under construction)	2	1	3
Held-for-Sale(2)	2	2	4
Total	27	38	65

(1)	We provide management services on two rigs owned by third-parties in the U.S. Gulf of Mexico which are not included in the table above.

(2)	Both jackups and one floater classified as held-for-sale as of March 31, 2018 were sold in April 2018.
Note 12 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Trade	$303.1	$335.4
Other	23.9	33.6
	327.0	369.0
Allowance for doubtful accounts	(22.9)	(23.6)
	$304.1	$345.4

Other current assets consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Inventory	$281.9	$278.8
Prepaid taxes	47.3	43.5
Deferred costs	38.8	29.7
Prepaid expenses	14.2	14.2
Derivative asset	7.1	6.8
Assets held-for-sale	5.2	1.5
Other	15.7	6.7
	$410.2	$381.2

Other assets, net, consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Deferred costs	$30.9	$37.4
Supplemental executive retirement plan assets	30.1	30.9
Deferred tax assets	28.1	38.8
Intangible assets	14.2	15.7
Other	16.9	17.4
	$120.2	$140.2

Accrued liabilities and other consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Personnel costs	$95.2	$112.0
Deferred revenue	78.0	71.9
Accrued interest	75.0	83.1
Taxes	58.2	46.4
Other	15.4	12.5
	$321.8	$325.9

Other liabilities consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Unrecognized tax benefits (inclusive of interest and penalties)	$182.6	$178.0
Intangible liabilities	59.1	59.6
Deferred revenue	42.1	51.2
Supplemental executive retirement plan liabilities	31.1	32.0
Deferred tax liabilities	18.6	18.5
Personnel costs	18.4	18.1
Deferred rent	15.7	17.1
Other	14.4	12.2
	$382.0	$386.7

Accumulated other comprehensive income consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Derivative instruments	$23.0	$22.5
Currency translation adjustment	7.8	7.8
Other	(1.8)	(1.7)
	$29.0	$28.6

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

We mitigate our credit risk relating to derivative counterparties through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and by entering into International Swaps and Derivatives Association, Inc. ("ISDA") Master Agreements, which include provisions for a legally enforceable master netting agreement, with almost all of our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events or set-off provisions.  Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.  See "Note 5 - Derivative Instruments" for additional information on our derivatives.

Consolidated revenues by customer for the quarters ended March 31, 2018 and 2017 were as follows:

	March 31, 2018	March 31, 2017
Total(1)	14%	22%
BP (2)	12%	14%
Petrobras(1)	12%	10%
Saudi Aramco(3)	10%	9%
Other	52%	45%
	100%	100%

(1)	During the quarters ended March 31, 2018 and 2017, all revenues were attributable to our Floaters segment.

(2)
During the quarter ended March 31, 2018, 61% of the revenues provided by BP were attributable to our Floaters segment while 10% of the revenues were attributable to our Jackups segment. During the quarter ended March 31, 2017, 79% of the revenues provided by BP were attributable to our Floaters segment.

(3)	During the quarters ended March 31, 2018 and 2017, all revenues were attributable to our Jackups segment.

Consolidated revenues by region for the quarters ended March 31, 2018 and 2017 were as follows:

	March 31, 2018	March 31, 2017
Angola(1)	$61.1	$121.7
U.S. Gulf of Mexico(2)	53.6	44.3
Australia(3)	52.2	54.6
Brazil(4)	50.3	47.8
United Kingdom(5)	46.6	31.2
Saudi Arabia(5)	43.2	41.3
Egypt(4)	31.0	53.2
Other	79.0	77.0
	$417.0	$471.1

(1)
During the quarters ended March 31, 2018 and 2017, 98% and 86% of the revenues earned, respectively, were attributable to our Floaters segment. The remaining revenues were attributable to our Jackups segment.

(2)
During the quarters ended March 31, 2018 and 2017, 38% and 37% of the revenues earned, respectively, were attributable to our Floaters segment and 34% and 30% of revenues earned, respectively, were attributable to our Jackups segment.

(3)
During the quarters ended March 31, 2018 and 2017, 100% and 78% of the revenues earned, respectively, were attributable to our Floaters segment. The remaining revenues were attributable our Jackups segment.

(4)     During the quarters ended March 31, 2018 and 2017, all revenues were attributable to our Floaters segment.

(5)     During the quarters ended March 31, 2018 and 2017, all revenues were attributable to our Jackups segment.

Note 13 -Guarantee of Registered Securities

In connection with the Pride acquisition, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004, between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $422.9 million as of March 31, 2018. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated during 1997, which had an aggregate outstanding principal balance of $150.0 million as of March 31, 2018.

Pride and Ensco International Incorporated are 100% owned subsidiaries of Ensco plc. All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of operations for the three month periods ended March 31, 2018 and 2017; the unaudited condensed consolidating statements of comprehensive income (loss) for the three month periods ended March 31, 2018 and 2017; the condensed consolidating balance sheets as of March 31, 2018 (unaudited) and December 31, 2017; and the unaudited condensed consolidating statements of cash flows for the three month periods ended March 31, 2018 and 2017, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended March 31, 2018 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$12.3	$40.3	$—	$443.5	$(79.1)	$417.0
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	13.4	36.6	—	354.3	(79.1)	325.2
Depreciation	—	3.5	—	111.7	—	115.2
General and administrative	10.2	.2	—	17.5	—	27.9
OPERATING LOSS	(11.3)	—	—	(40.0)	—	(51.3)
OTHER INCOME (EXPENSE), NET	5.6	(28.0)	(30.3)	(33.4)	15.4	(70.7)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5.7)	(28.0)	(30.3)	(73.4)	15.4	(122.0)
INCOME TAX PROVISION	—	4.3	—	14.1	—	18.4
DISCONTINUED OPERATIONS, NET	—	—	—	(.1)	—	(.1)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES, NET OF TAX	(134.4)	20.8	23.4	—	90.2	—
NET LOSS	(140.1)	(11.5)	(6.9)	(87.6)	105.6	(140.5)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	.4	—	.4
NET LOSS ATTRIBUTABLE TO ENSCO	$(140.1)	$(11.5)	$(6.9)	$(87.2)	$105.6	$(140.1)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended March 31, 2017 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$12.7	$46.0	$—	$500.7	$(88.3)	$471.1
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	11.3	42.0	—	313.1	(88.3)	278.1
Depreciation	—	4.2	—	105.0	—	109.2
General and administrative	11.5	.1	—	14.4	—	26.0
OPERATING INCOME (LOSS)	(10.1)	(.3)	—	68.2	—	57.8
OTHER INCOME (EXPENSE), NET	(6.5)	(31.3)	(18.7)	(7.7)	6.5	(57.7)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(16.6)	(31.6)	(18.7)	60.5	6.5	0.1
INCOME TAX PROVISION	—	14.6	—	9.5	—	24.1
DISCONTINUED OPERATIONS, NET	—	—	—	(.6)	—	(.6)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES, NET OF TAX	(9.1)	54.9	26.3	—	(72.1)	—
NET INCOME (LOSS)	(25.7)	8.7	7.6	50.4	(65.6)	(24.6)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.1)	—	(1.1)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$(25.7)	$8.7	$7.6	$49.3	$(65.6)	$(25.7)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended March 31, 2018
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET LOSS	$(140.1)	$(11.5)	$(6.9)	$(87.6)	$105.6	$(140.5)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	2.7	—	—	—	2.7
Reclassification of net gains on derivative instruments from other comprehensive income into net income	—	(2.2)	—	—	—	(2.2)
Other	—	—	—	(.1)	—	(.1)
NET OTHER COMPREHENSIVE INCOME (LOSS)	—	.5	—	(.1)	—	.4
COMPREHENSIVE LOSS	(140.1)	(11.0)	(6.9)	(87.7)	105.6	(140.1)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	.4	—	.4
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(140.1)	$(11.0)	$(6.9)	$(87.3)	$105.6	$(139.7)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2017
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME (LOSS)	$(25.7)	$8.7	$7.6	$50.4	$(65.6)	$(24.6)
OTHER COMPREHENSIVE INCOME, NET
Net change in fair value of derivatives	—	3.1	—	—	—	3.1
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	.9	—	—	—	.9
Other	—	—	—	.5	—	.5
NET OTHER COMPREHENSIVE INCOME	—	4.0	—	.5	—	4.5
COMPREHENSIVE INCOME (LOSS)	(25.7)	12.7	7.6	50.9	(65.6)	(20.1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.1)	—	(1.1)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$(25.7)	$12.7	$7.6	$49.8	$(65.6)	$(21.2)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS March 31, 2018 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$321.8	$—	$14.5	$129.1	$—	$465.4
Short-term investments	399.0	—	—	—	—	399.0
Accounts receivable, net	2.6	.6	—	300.9	—	304.1
Accounts receivable from affiliates	993.8	387.1	.7	379.7	(1,761.3)	—
Other	.3	7.9	—	402.0	—	410.2
Total current assets	1,717.5	395.6	15.2	1,211.7	(1,761.3)	1,578.7
PROPERTY AND EQUIPMENT, AT COST	1.8	122.9	—	15,283.6	—	15,408.3
Less accumulated depreciation	1.8	80.6	—	2,491.1	—	2,573.5
Property and equipment, net	—	42.3	—	12,792.5	—	12,834.8
DUE FROM AFFILIATES	3,081.7	2,682.2	167.3	4,322.7	(10,253.9)	—
INVESTMENTS IN AFFILIATES	8,970.7	3,612.7	1,130.0	—	(13,713.4)	—
OTHER ASSETS, NET	10.5	—	—	226.0	(116.3)	120.2
	$13,780.4	$6,732.8	$1,312.5	$18,552.9	$(25,844.9)	$14,533.7
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$60.8	$21.1	$4.1	$487.3	$—	$573.3
Accounts payable to affiliates	46.9	390.4	8.9	1,315.1	(1,761.3)	—
Total current liabilities	107.7	411.5	13.0	1,802.4	(1,761.3)	573.3
DUE TO AFFILIATES	1,410.0	3,560.2	1,398.0	3,885.7	(10,253.9)	—
LONG-TERM DEBT	3,671.6	149.2	505.9	660.6	—	4,987.3
OTHER LIABILITIES	—	6.6	—	491.7	(116.3)	382.0
ENSCO SHAREHOLDERS' EQUITY (DEFICIT)	8,591.1	2,605.3	(604.4)	11,715.0	(13,713.4)	8,593.6
NONCONTROLLING INTERESTS	—	—	—	(2.5)	—	(2.5)
Total equity	8,591.1	2,605.3	(604.4)	11,712.5	(13,713.4)	8,591.1
	$13,780.4	$6,732.8	$1,312.5	$18,552.9	$(25,844.9)	$14,533.7

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2017 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$185.2	$—	$25.6	$234.6	$—	$445.4
Short-term investments	440.0	—	—	—	—	440.0
Accounts receivable, net	6.9	.4	—	338.1	—	345.4
Accounts receivable from affiliates	351.8	492.7	—	424.3	(1,268.8)	—
Other	—	8.8	—	372.4	—	381.2
Total current assets	983.9	501.9	25.6	1,369.4	(1,268.8)	1,612.0
PROPERTY AND EQUIPMENT, AT COST	1.8	120.8	—	15,209.5	—	15,332.1
Less accumulated depreciation	1.8	77.1	—	2,379.5	—	2,458.4
Property and equipment, net	—	43.7	—	12,830.0	—	12,873.7
DUE FROM AFFILIATES	3,002.1	2,618.0	165.1	3,736.1	(9,521.3)	—
INVESTMENTS IN AFFILIATES	9,098.5	3,591.9	1,106.6	—	(13,797.0)	—
OTHER ASSETS, NET	12.9	5.0	—	226.5	(104.2)	140.2
	$13,097.4	$6,760.5	$1,297.3	$18,162.0	$(24,691.3)	$14,625.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$55.4	$39.0	$21.7	$642.4	$—	$758.5
Accounts payable to affiliates	67.3	458.3	12.4	730.8	(1,268.8)	—
Total current liabilities	122.7	497.3	34.1	1,373.2	(1,268.8)	758.5
DUE TO AFFILIATES	1,402.9	3,559.2	753.9	3,805.3	(9,521.3)	—
LONG-TERM DEBT	2,841.8	149.2	1,106.0	653.7	—	4,750.7
OTHER LIABILITIES	—	3.1	—	487.8	(104.2)	386.7
ENSCO SHAREHOLDERS' EQUITY (DEFICIT)	8,730.0	2,551.7	(596.7)	11,844.1	(13,797.0)	8,732.1
NONCONTROLLING INTERESTS	—	—	—	(2.1)	—	(2.1)
Total equity	8,730.0	2,551.7	(596.7)	11,842.0	(13,797.0)	8,730.0
	$13,097.4	$6,760.5	$1,297.3	$18,162.0	$(24,691.3)	$14,625.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2018 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$18.0	$(36.9)	$(45.0)	$103.4	$—	$39.5
INVESTING ACTIVITIES
Maturities of short-term investments	390.0	—	—	—	—	390.0
Purchases of short-term investments	(349.0)	—	—	—	—	(349.0)
Additions to property and equipment	—	—	—	(269.3)	—	(269.3)
Purchase of affiliate debt	(552.5)	—	—	—	552.5	—
Sale of affiliate debt	479.0	—	—	—	(479.0)	—
Other	—	—	—	.1	—	.1
Net cash used in investing activities	(32.5)	—	—	(269.2)	73.5	(228.2)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,000.0	—	—	—	—	1,000.0
Reduction of long-term borrowings	(159.7)	—	(537.8)	—	(73.5)	(771.0)
Debt financing costs	(16.8)	—	—	—	—	(16.8)
Cash dividends paid	(4.5)	—	—	—	—	(4.5)
Advances from (to) affiliates	(666.7)	36.9	571.7	58.1	—	—
Other	(1.2)	—	—	—	—	(1.2)
Net cash provided by (used in) financing activities	151.1	36.9	33.9	58.1	(73.5)	206.5
Net cash provided by discontinued operations	—	—	—	2.5	—	2.5
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.3)	—	(.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	136.6	—	(11.1)	(105.5)	—	20.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	185.2	—	25.6	234.6	—	445.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$321.8	$—	$14.5	$129.1	$—	$465.4

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2017 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities of continuing operations	$0.2	$(19.5)	$(41.3)	$165.2	$—	$104.6
INVESTING ACTIVITIES
Purchases of short-term investments	(965.0)	—	—	—	—	(965.0)
Maturities of short-term investments	330.0	—	—	272.0	—	602.0
Additions to property and equipment	—	—	—	(282.6)	—	(282.6)
Repurchase of affiliate debt	(151.1)	—	—	—	151.1	—
Other	—	—	—	.2	—	.2
Net cash provided by (used in) investing activities of continuing operations	(786.1)	—	—	(10.4)	151.1	(645.4)
FINANCING ACTIVITIES
Reduction of long-term borrowings	(185.5)	—	—	—	(151.1)	(336.6)
Debt financing costs	(4.5)	—	—	—	—	(4.5)
Cash dividends paid	(3.2)	—	—	—	—	(3.2)
Advances from (to) affiliates	268.2	19.5	37.0	(324.7)	—	—
Other	(1.5)	—	—	(.9)	—	(2.4)
Net cash provided by (used in) financing activities	73.5	19.5	37.0	(325.6)	(151.1)	(346.7)
Net cash used in discontinued operations	—	—	—	(0.6)	—	(0.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.1	—	.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(712.4)	—	(4.3)	(171.3)	—	(888.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	892.6	—	19.8	247.3	—	1,159.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$180.2	$—	$15.5	$76.0	$—	$271.7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2018 and for the quarters ended March 31, 2018 and 2017, included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2017. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We currently own and operate an offshore drilling rig fleet of 59 rigs, with drilling operations in most of the strategic markets around the globe. We also have three rigs under construction. Our rig fleet includes 12 drillships, 10 dynamically positioned semisubmersible rigs, four moored semisubmersible rigs and 36 jackup rigs, including rigs under construction. We operate the world's largest fleet amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

Our Industry

Oil prices significantly improved during the second half of 2017 and into the first quarter of 2018, with prices recently reaching three-year highs at over $70 per barrel. However, we expect near-term market conditions to remain challenging and expect the recovery in demand for contract drilling services to be gradual with different segments of the market recovering more quickly than others. While commodity prices have improved, we believe further improvements in demand coupled with reductions in rig supply are necessary to generate meaningful increases in day rates.

While industry conditions remain challenging, we have seen new opportunities for work increase as shallow water activity recovers and jackup utilization stabilizes. Moreover, new floater contracts have increased over the last several quarters and contract terms are beginning to lengthen as customers take advantage of lower day rates. Despite the increase in customer activity, recent contract awards have been subject to an extremely competitive bidding process. The intense pressure on operating day rates in recent periods has resulted in rates that approximate direct operating expenses in certain instances. Therefore, we expect our results from operations to continue to decline into 2018 as current contracts with above market rates expire and new contracts are executed at lower rates.

Liquidity Position

We have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We periodically rely on the issuance of debt and/or equity securities to supplement our liquidity needs. Based on our balance sheet, our contractual backlog and $2.0 billion available under our revolving credit facility, we expect to fund our short-term and long-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents, short-term investments, operating cash flows and, if necessary, funds borrowed under our revolving credit facility or other future financing arrangements. We remain focused on our liquidity and over the past several years have executed a number of transactions to significantly improve our financial position.

Cash and Debt

As of March 31, 2018, we had $5.0 billion in total debt outstanding, representing approximately 36.7% of our total capitalization. We also had $864.4 million in cash and cash equivalents and short-term investments and $2.0 billion of undrawn capacity under our credit facility.

In January 2018, we issued $1.0 billion aggregate principal amount of unsecured 7.75% senior notes due 2026. Net proceeds of $983.5 million from the 2026 Notes were partially used to fund the repurchase and redemption of $237.6 million principal amount of our 8.50% senior notes due 2019, $328.0 million principal amount of our 6.875% senior notes due 2020 and $156.2 million principal amount of our 4.70% senior notes due 2021. During the first quarter, we recognized a pre-tax loss from debt extinguishment of $18.8 million, net of discounts, premiums, debt issuance costs and commissions.

Following the debt offering, repurchases and redemption, our only debt maturities until 2024 are $122.9 million during 2020 and $113.5 million during 2021.

Backlog

As of March 31, 2018, our backlog was $2.7 billion as compared to $2.8 billion as of December 31, 2017. Our backlog declined primarily due to revenues realized during the quarter, partially offset by new contract awards and contract extensions. As current contracts expire, we will likely experience further declines in backlog, which will result in a decline in revenues and operating cash flows over the near-term. Contract backlog was adjusted for drilling contracts signed or terminated after each respective balance sheet date but prior to filing each annual and quarterly report on February 27, 2018 and April 26, 2018, respectively.

We are in final discussions with our customer for the ENSCO DS-8 contract and expect to execute a contract amendment that will not impact the day rate or term. We do not expect a significant impact to our operating results from the amendment. See "Item 1A. Risk Factors - We might suffer losses if our customers terminate or seek to renegotiate our contracts, if operations are suspended or interrupted or if a rig becomes a total loss" in Part I of our annual report on Form 10-K for the year ended December 31, 2017 for further information.
BUSINESS ENVIRONMENT

Floaters

The floater contracting environment continues to be challenged due to reduced demand, as well as excess newbuild supply. Floater demand has declined significantly in recent years due to lower commodity prices which have caused our customers to reduce capital expenditures, resulting in the cancellation and delay of drilling programs. During the past several quarters, we have seen increased activity that is translating into near-term utilization; however, further improvements in demand and/or reductions in supply will be necessary before meaningful increases in day rates are realized.

During the first quarter, we extended the contract for ENSCO 8503 by two wells and executed one-well and two-well contracts for ENSCO 8505 that are both expected to commence in May 2018 in the U.S. Gulf of Mexico.

In April 2018, our customer terminated the contract for the ENSCO 8504 due to force majeure.

During the first quarter, we began marketing for sale ENSCO 5005 and classified this rig as held-for-sale as of March 31, 2018. We sold ENSCO 7500 for scrap in April 2018 and recognized an insignificant pre-tax gain in loss from discontinued operations, net, in our condensed consolidated statement of operations for the quarter ended March 31, 2018.

There are approximately 42 newbuild drillships and semisubmersible rigs reported to be under construction, of which approximately 12 are scheduled to be delivered by the end of 2018. Nearly all newbuild floaters are uncontracted. Several newbuild deliveries have already been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.
Drilling contractors have retired approximately 105 floaters since the beginning of the downturn. Approximately 30 floaters older than 30 years of age are currently idle, approximately 17 additional floaters older than 30 years have contracts that will expire by year-end 2018 without follow-on work and a further 12 floaters between 15 and 30 years old have been idle for more than two years. Operating costs associated with keeping these rigs idle as well as expenditures required to re-certify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs.
Jackups

Demand for jackups has improved with increased tendering activity observed in recent months off historic lows; however, day rates remain depressed due to the oversupply of rigs.
During the first quarter, we executed a seven-well contract for ENSCO 72, a three-well extension and one-well contract for ENSCO 101 and a one-well extension for ENSCO 121. We also executed a short-term contract for ENSCO 68.
In April 2018, we executed three-year contracts for ENSCO 140, ENSCO 141 and ENSCO 108 for drilling operations offshore Saudi Arabia with Saudi Aramco. We expect ENSCO 140, ENSCO 141 and ENSCO 108 to commence drilling operations during the second quarter, third quarter and fourth quarter of 2018, respectively.
During the first quarter, we began marketing for sale ENSCO 81 and ENSCO 82 and classified these rigs as held-for-sale as of March 31, 2018. In April 2018, we sold these rigs for scrap resulting in insignificant pre-tax gains that will be included in our second quarter operating results.
There are approximately 90 newbuild jackup rigs reported to be under construction, of which approximately 56 are scheduled to be delivered by the end of 2018. All newbuild jackups are uncontracted. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that additional rigs may be delayed or cancelled given limited contracting opportunities.

Drilling contractors have retired approximately 63 jackups since the beginning of the downturn. Approximately 118 jackups older than 30 years are idle and approximately 59 jackups that are 30 years or older have contracts expiring by the end of 2018 without follow-on work. Expenditures required to re-certify these aging rigs may prove cost prohibitive and drilling contractors may instead elect to scrap or cold-stack these rigs. We expect jackup scrapping and cold-stacking to continue during 2018 and into 2019.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns.  Consistent with this strategy, we recently scrapped one floater and two jackup rigs, and one of our older, less capable semisubmersible rigs is now marketed for sale as part of our fleet high-grading strategy.

Following the Merger, we continue to focus on our fleet management strategy in light of the new composition of our rig fleet as we continue positioning Ensco for the future. As part of this strategy, we may act opportunistically from time to time to monetize assets to enhance shareholder value and improve our liquidity profile, in addition to selling or disposing of older, lower-specification or non-core rigs.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the quarters ended March 31, 2018 and 2017 (in millions):

	2018	2017
Revenues	$417.0	$471.1
Operating expenses
Contract drilling (exclusive of depreciation)	325.2	278.1
Depreciation	115.2	109.2
General and administrative	27.9	26.0
Operating income (loss)	(51.3)	57.8
Other expense, net	(70.7)	(57.7)
Provision for income taxes	18.4	24.1
Loss from continuing operations	(140.4)	(24.0)
Loss from discontinued operations, net	(.1)	(.6)
Net loss	(140.5)	(24.6)
Net (income) loss attributable to noncontrolling interests	.4	(1.1)
Net loss attributable to Ensco	$(140.1)	$(25.7)

For the quarter ended March 31, 2018, revenues declined $54.1 million, or 11%, as compared to the prior year quarter due primarily to fewer days under contract across our fleet and lower average day rates, which was partially offset by the addition of Atwood rigs to the fleet.

Contract drilling expense increased by $47.1 million, or 17%, as compared to the prior year quarter due primarily to the addition of Atwood rigs to the fleet and integration costs associated with the Merger.

Depreciation expense increased by $6.0 million, or 5%, as compared to the prior year quarter primarily due to the addition of Atwood rigs to the fleet, which was partially offset by the impairment of two non-core floaters during the fourth quarter of 2017.

General and administrative expenses increased by $1.9 million, or 7%, as compared to the prior year quarter primarily due to integration costs associated with the Merger.

Other expense, net, increased by $13.0 million, or 23%, as compared to the prior year quarter primarily due to the pre-tax loss on debt extinguishment associated with the repurchase and redemption of senior notes in the first quarter of 2018, higher interest expense due to the issuance of the 2026 Notes, foreign currency losses and lower interest income. These increases were partially offset by measurement period adjustments from the Merger resulting in additional bargain purchase gain of $16.6 million.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of March 31, 2018 and 2017:

	2018	2017
Floaters(1)(2)(3)	23	19
Jackups(4)(5)	35	33
Under construction(2)	3	2
Held-for-sale(3)(5)(6)	4	5
Total	65	59

(1)	During the fourth quarter of 2017, we added ENSCO DS-11, ENSCO DS-12, ENSCO DPS-1 and ENSCO MS-1 from the Merger.

(2)	During the third quarter of 2017, we accepted delivery of ENSCO DS-10.
During the fourth quarter of 2017, we added ENSCO DS-13 and ENSCO DS-14 from the Merger, both of which are under construction.

(3)	During the first quarter of 2018, we classified ENSCO 5005 as held-for-sale.

(4)	During the fourth quarter of 2017, we added ENSCO 111, ENSCO 112, ENSCO 113, ENSCO 114 and ENSCO 115 from the Merger.

(5)	During the second quarter of 2017, we classified ENSCO 52 as held-for-sale. During the first quarter of 2018, we classified ENSCO 81 and ENSCO 82 as held-for-sale.

(6)	During the second quarter of 2017, we sold ENSCO 56, ENSCO 86, ENSCO 90 and ENSCO 99. During the third quarter of 2017, we sold ENSCO 52.
The following table summarizes our rig utilization and average day rates by reportable segment for the quarters ended March 31, 2018 and 2017:

	2018	2017
Rig Utilization(1)
Floaters	44%	47%
Jackups	61%	64%
Total	54%	58%
Average Day Rates(2)
Floaters	$262,661	$336,636
Jackups	73,529	86,390
Total	$132,486	$156,441

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
Segment information is presented below (in millions).  General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and are included in the column "Reconciling Items."

Three Months Ended March 31, 2018

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$259.0	$143.4	$14.6	$417.0	$—	$417.0
Operating expenses
Contract drilling (exclusive of depreciation)	185.1	126.9	13.2	325.2	—	325.2
Depreciation	75.3	36.5	—	111.8	3.4	115.2
General and administrative	—	—	—	—	27.9	27.9
Operating income (loss)	$(1.4)	$(20.0)	$1.4	$(20.0)	$(31.3)	$(51.3)

Three Months Ended March 31, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$284.8	$171.8	$14.5	$471.1	$—	$471.1
Operating expenses
Contract drilling (exclusive of depreciation)	146.4	118.6	13.1	278.1	—	278.1
Depreciation	72.8	32.1	—	104.9	4.3	109.2
General and administrative	—	—	—	—	26.0	26.0
Operating income	$65.6	$21.1	$1.4	$88.1	$(30.3)	$57.8

Floaters

Floater revenues for the quarter ended March 31, 2018 declined by $25.8 million, or 9%, as compared to the prior year quarter primarily due to fewer days under contract across our fleet and lower average day rates. The decline was partially offset by the addition of Atwood rigs to the fleet and the commencement of ENSCO DS-10 drilling operations.

Floater contract drilling expense increased $38.7 million, or 26%, as compared to the prior year quarter primarily due to the addition of Atwood rigs to the fleet, the commencement of ENSCO DS-10 drilling operations and integration costs associated with the Merger. These increases were partially offset by rig reactivation costs for ENSCO DS-4 in the prior year quarter.

Jackups

Jackup revenues for the quarter ended March 31, 2018 declined by $28.4 million, or 17%, as compared to the prior year quarter primarily due to fewer days under contract across our fleet, the sale of ENSCO 52 and lower average day rates. The decline in revenues was partially offset by the addition of Atwood rigs to the fleet.
Jackup contract drilling expense increased $8.3 million, or 7%, as compared to the prior year quarter primarily due to the addition of Atwood rigs to the fleet, partially offset by the sale of ENSCO 52.

Other Income (Expense)

The following table summarizes other income (expense) for the quarters ended March 31, 2018 and 2017 (in millions):

	2018	2017
Interest income	$3.0	$7.2
Interest expense, net:
Interest expense	(84.0)	(75.4)
Capitalized interest	18.4	16.8
	(65.6)	(58.6)
Other, net	(8.1)	(6.3)
	$(70.7)	$(57.7)

Interest income decreased from the prior year quarter as a result of lower short-term investment balances. Interest expense increased from the prior year quarter primarily due to the issuance of $1.0 billion senior notes due 2026, partially offset by the repurchase and redemption of $721.8 million of debt during 2018.

Other, net, for the quarter ended March 31, 2018 included a pre-tax loss of $18.8 million related to the repurchase and redemption of senior notes in the first quarter of 2018 and foreign currency losses as discussed below. These losses were partially offset by measurement period adjustments from the Merger resulting in additional bargain purchase gain of $16.6 million. See "Note 3 - Acquisition of Atwood" for additional information. Other, net, for the quarter ended March 31, 2017 includes a pre-tax loss of $6.2 million related to our January 2017 debt exchange.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Inclusive of offsetting fair value derivatives, net foreign currency exchange losses of $6.3 million and $1.7 million were included in other, net, in our condensed consolidated statements of operations for the quarters ended March 31, 2018 and 2017. The increase in losses during the first quarter of 2018 was primarily driven by the devaluation of the Angolan Kwanza.

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

Discrete income tax benefit for the quarter ended March 31, 2018 was $8.9 million and was primarily attributable to U.S. tax reform and a restructuring transaction, partially offset by discrete tax expense related to the repurchase and redemption of senior notes and unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax expense for the quarter ended March 31, 2017 was $7.6 million and was primarily attributable to unrecognized tax benefits associated with tax positions taken in prior years.

Income tax expense, excluding the aforementioned discrete tax items, for the quarters ended March 31, 2018 and 2017 was $27.3 million and $16.5 million, respectively. The $10.8 million increase in income tax expense as compared to the prior year quarter was primarily due to U.S. tax reform and an increase in the relative components of our earnings, excluding discrete items, generated in tax jurisdictions with higher tax rates, partially offset by overall lower income levels.

LIQUIDITY AND CAPITAL RESOURCES

We have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We periodically rely on the issuance of debt and/or equity securities to supplement our liquidity needs. A substantial portion of our cash has been invested in the expansion and enhancement of our fleet of drilling rigs through newbuild construction, acquisitions and upgrade projects. We expect that cash flow generated during 2018 will primarily be used to fund capital expenditures and repurchase debt.

Based on our balance sheet, our contractual backlog and $2.0 billion available under our revolving credit facility, we expect to fund our short-term and long-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents, short-term investments, operating cash flows and, if necessary, funds borrowed under our credit facility or other future financing arrangements. We remain focused on our liquidity and over the past several years have executed a number of transactions to significantly improve our financial position.

In January 2018, we issued $1.0 billion aggregate principal amount of unsecured 7.75% senior notes due 2026.
In February 2018, net proceeds of $983.5 million from the 2026 Notes were partially used to fund the repurchase of $182.6 million principal amount of our 8.50% senior notes due 2019, $256.6 million principal amount of our 6.875% senior notes due 2020 and $156.2 million principal amount of our 4.70% senior notes due 2021. Subsequently, we redeemed the remaining outstanding $55.0 million principal amount of the 8.50% senior notes due 2019 and repurchased $71.4 million principal amount of senior notes due 2020.

Our Board of Directors declared a $0.01 quarterly cash dividend during the first quarter. Our revolving credit facility prohibits us from paying dividends in excess of $0.01 per share per fiscal quarter. Dividends in excess of this amount would require the amendment or waiver of such provisions. The declaration and amount of future dividends is at the discretion of our Board of Directors. In the future, our Board of Directors may, without advance notice, determine to suspend our dividend in order to maintain our financial flexibility and best position us for long-term success.

During the quarter ended March 31, 2018, our primary source of cash was $1.0 billion in proceeds from the issuance of senior notes and $39.5 million generated from operating activities of continuing operations. Our primary uses of cash for the same period were $771.0 million for the repurchase and redemption of outstanding debt and $269.3 million for the construction, enhancement and other improvements of our drilling rigs.

During the quarter ended March 31, 2017, our primary source of cash was $104.6 million generated from operating activities of continuing operations. Our primary uses of cash for the same period were $363.0 million for net purchases of short-term investments, $336.6 million for debt repurchases and $282.6 million for the construction, enhancement and other improvements of our drilling rigs.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the quarters ended March 31, 2018 and 2017 were as follows (in millions):

	2018	2017
Cash flow from operating activities of continuing operations	$39.5	$104.6
Capital expenditures
New rig construction	$234.9	$256.7
Rig enhancements	18.3	7.1
Minor upgrades and improvements	16.1	18.8
	$269.3	$282.6

Cash flows from operating activities of continuing operations declined $65.1 million, or 62%, compared to the prior year period. The decline primarily resulted from an $82.8 million increase in cash payments for contract drilling services, partially offset by a $20.4 million decline in cash payments for interest.

We currently have one premium jackup rig under construction, ENSCO 123. In January 2018, we paid $207.4 million of the $218.3 million unpaid balance. The remaining $10.9 million is due upon delivery. The $207.4 million milestone payment was invoiced and included in accounts payable - trade as of December 31, 2017 on our condensed consolidated balance sheet. We have two ultra-deepwater drillships under construction, ENSCO DS-13 and ENSCO DS-14, which are scheduled for delivery in September 2019 and June 2020, respectively, or such earlier date that we elect to take delivery with 45 days' notice.

The following table summarizes the cumulative amount of contractual payments made as of March 31, 2018 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2018	2019	2020	Total(2)
ENSCO 123	$275.6	$2.2	$7.6	$—	$285.4
ENSCO DS-14(3)	—	15.0	—	165.0	180.0
ENSCO DS-13(3)	—	—	83.9	—	83.9
	$275.6	$17.2	$91.5	$165.0	$549.3

(1)
Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through March 31, 2018. Contractual payments made by Atwood prior to the Merger for ENSCO DS-13 and ENSCO DS-14 are excluded.

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

Based on our current projections, we expect capital expenditures during 2018 to include approximately $370.0 million for newbuild construction, approximately $60.0 million for minor upgrades and improvements and approximately $45.0 million for rig enhancement projects. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Senior Notes

On January 26, 2018, we issued $1.0 billion aggregate principal amount of unsecured 7.75% senior notes due 2026 at par. Interest on the 2026 Notes is payable semiannually on February 1 and August 1 of each year commencing August 1, 2018.

Tender Offers and Redemption

Concurrent with the issuance of the 2026 Notes in January 2018, we launched cash tender offers for up to $985.0 million aggregate principal amount on certain series of our senior notes issued by us and Pride, our wholly-owned subsidiary. The tender offers expired February 7, 2018, and we repurchased $182.6 million of our 8.50% senior notes due 2019, $256.6 million of our 6.875% senior notes due 2020 and $156.2 million of our 4.70% senior notes due 2021. Subsequently, we issued a redemption notice for the remaining outstanding $55.0 million principal amount of the 8.50% senior notes due 2019 and repurchased $71.4 million principal amount of our senior notes due 2020.

The following table sets forth the total principal amounts repurchased as a result of the tender offers, redemption and repurchase (in millions):

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price(1)
8.50% senior notes due 2019	$237.6	$256.8
6.875% senior notes due 2020	328.0	354.5
4.70% senior notes due 2021	156.2	159.7
Total	$721.8	$771.0

(1)	Excludes accrued interest.

During the first quarter of 2018, we recognized a pre-tax loss from debt extinguishment of $18.8 million, net of discounts, premiums, debt issuance costs and commissions.

Maturities

Following the January 2018 debt offering, repurchases and redemption, our only debt maturities until 2024 are $122.9 million during 2020 and $113.5 million during 2021.

Debt to Capital

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	March 31, 2018	December 31, 2017
Total debt	$4,987.3	$4,750.7
Total capital(1)	$13,580.9	$13,482.8
Total debt to total capital	36.7%	35.2%
(1)    Total capital consists of total debt and Ensco shareholders' equity.

Revolving Credit

We have a $2.0 billion senior unsecured revolving credit facility with a syndicate of banks to be used for general corporate purposes. Our borrowing capacity is $2.0 billion through September 2019 and declines to $1.3 billion through September 2020 and to $1.2 billion through September 2022. The credit agreement governing the Credit Facility includes an accordion feature allowing us to increase the commitments expiring in September 2022 up to an aggregate amount not to exceed $1.5 billion.

Advances under the Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate, depending on our credit ratings. We are required to pay a quarterly commitment fee on the undrawn portion of the $2.0 billion commitment, which is also based on our credit rating.

In January 2018, Moody's downgraded our senior unsecured bond credit rating from B2 to B3. The rating actions resulted in an increase to the interest rates applicable to our borrowings and the quarterly commitment fee on the undrawn portion of the $2.0 billion commitment. The applicable margin rates are 3.00% per annum for Base Rate advances and 4.00% per annum for LIBOR advances. The quarterly commitment fee is 0.75% per annum on the undrawn portion of the $2.0 billion commitment.

The Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60% and to provide guarantees from certain of our rig-owning subsidiaries sufficient to meet certain guarantee coverage ratios. The Credit Facility also contains customary restrictive covenants, including, among others, prohibitions on creating, incurring or assuming certain debt and liens (subject to customary exceptions, including a permitted lien basket that permits us to raise secured debt up to the lesser of $750 million or 10% of consolidated tangible net worth (as defined in the Credit Facility)); entering into certain merger arrangements; selling, leasing, transferring or otherwise disposing of all or substantially all of our assets; making a material change in the nature of the business; paying or distributing dividends on our ordinary shares (subject to certain exceptions, including the ability to continue paying a quarterly dividend of $0.01 per share); borrowings, if after giving effect to such borrowings and the application of the proceeds thereof, the aggregate amount of available cash (as defined in the Credit Facility) would exceed $150 million; and entering into certain transactions with affiliates.

The Credit Facility also includes a covenant restricting our ability to repay indebtedness maturing after September 2022, which is the final maturity date of the Credit Facility. This covenant is subject to certain exceptions that permit us to manage our balance sheet, including the ability to make repayments of indebtedness (i) of acquired companies within 90 days of the completion of the acquisition or (ii) if, after giving effect to such repayments, available cash is greater than $250 million and there are no amounts outstanding under the Credit Facility.

As of March 31, 2018, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of March 31, 2018 and December 31, 2017.

Our access to credit and capital markets depends on the credit ratings assigned to our debt, and we no longer maintain an investment-grade status. Our current credit ratings, and any additional actual or anticipated downgrades in our credit ratings, could limit our available options when accessing credit and capital markets, or when restructuring or refinancing our debt. In addition, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants, which may further restrict our operations.

Other Financing

We filed an automatically effective shelf registration statement on Form S-3 with the SEC on November 21, 2017, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings. The registration statement expires in November 2020.

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

Other Commitments

As of March 31, 2018, we were contingently liable for an aggregate amount of $133.5 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of March 31, 2018, we had not been required to make any collateral deposits with respect to these agreements.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$465.4	$445.4
Short-term investments	$399.0	$440.0
Working capital	$1,005.4	$853.5
Current ratio	2.8	2.1

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from our cash and cash equivalents, short-term investments, operating cash flows, and, if necessary, funds borrowed under the Credit Facility.

We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures from our operating cash flows and, if necessary, funds borrowed under the Credit Facility or other future financing arrangements.

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of March 31, 2018, we had cash flow hedges outstanding to exchange an aggregate $186.3 million for various foreign currencies.

We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2018, we held derivatives not designated as hedging instruments to exchange an aggregate $133.9 million for various foreign currencies.

If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of March 31, 2018 would approximate $17.3 million. Approximately $13.4 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

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

We do not enter into derivatives for trading or other speculative purposes. We believe that our use of derivatives and related hedging activities reduces our exposure to foreign currency exchange rate risk and does not expose us to material credit risk or any other material market risk. All of our derivatives mature during the next 18 months. See Note 5 to our condensed consolidated financial statements included in "Item 1. Financial Information" for additional information on our derivative instruments.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2017, included in our annual report on Form 10-K filed with the SEC on February 27, 2018. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our condensed consolidated financial statements.

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments by us regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2017. During the quarter ended March 31, 2018, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

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

During the fiscal quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Brazil Internal Investigation

Pride International LLC, formerly Pride International, Inc., a company we acquired in 2011, commenced drilling operations in Brazil in 2001. In 2008, Pride entered into a drilling services agreement with Petrobras (the "DSA") for ENSCO DS-5, a drillship ordered from Samsung Heavy Industries, a shipyard in South Korea ("SHI"). Beginning in 2006, Pride conducted periodic compliance reviews of its business with Petrobras, and, after the acquisition of Pride, Ensco conducted similar compliance reviews.

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

To date, our Audit Committee has found no credible evidence that Pride or Ensco or any of their current or former employees were aware of or involved in any wrongdoing, and our Audit Committee has found no credible evidence linking Ensco or Pride to any illegal acts committed by our former marketing consultant who provided services to Pride and Ensco in connection with the DSA. We, through independent counsel, have continued to cooperate with the SEC and DOJ, including providing detailed briefings regarding our investigation and findings and responding to inquiries as they arise. We entered into a one-year tolling agreement with the DOJ that expired in December 2016. In March 2018, we extended our tolling agreement with the SEC for three months until June 2018.

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

In August 2017, one of our Brazilian subsidiaries was contacted by the Office of the Attorney General for the Brazilian state of Paraná in connection with a criminal investigation procedure initiated against agents of both SHI and Pride in relation to the DSA.  The Brazilian authorities requested information regarding our compliance program and the findings of our internal investigations. We are cooperating with the Office of the Attorney General and have provided documents in response to its request.  We cannot predict the scope or ultimate outcome of this procedure or whether any other governmental authority will open an investigation into Pride’s involvement in this matter, or if a proceeding were opened, the scope or ultimate outcome of any such investigation. If the SEC or DOJ determines that violations of the FCPA have occurred, or if any governmental authority determines that we have violated applicable anti-bribery laws, they could seek civil and criminal sanctions, including monetary penalties, against us, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. Our customers, business partners and other stakeholders could seek to take actions adverse to our interests. Further, investigating and resolving such allegations is expensive and could consume significant management time and attention. Although our internal investigation is substantially complete, we cannot predict whether any additional allegations will be made or whether any additional facts relevant to the investigation will be uncovered during the course of the investigation and what impact those allegations and additional facts will have on the timing or conclusions of the investigation. Our Audit Committee will examine any such additional allegations and additional facts and the circumstances surrounding them.

DSA Dispute

As described above, on January 4, 2016, Petrobras sent a notice to us declaring the DSA void effective immediately, reserving its rights and stating its intention to seek any restitution to which it may be entitled. We disagree with Petrobras’ declaration that the DSA is void. We believe that Petrobras repudiated the DSA and has therefore accepted the DSA as terminated on April 8, 2016. At this time, we cannot reasonably determine the validity of Petrobras' claim or the range of our potential exposure, if any. As a result, there can be no assurance as to how this dispute will ultimately be resolved.

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved in our condensed consolidated balance sheet as of March 31, 2018. In August 2016, we initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. The arbitral hearing on liability was held in March 2018, and we are awaiting the tribunal's decision. There can be no assurance as to how this arbitration proceeding will ultimately be resolved.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2017, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $190,000 liability related to these matters was included in accrued liabilities and other in our condensed consolidated balance sheet as of March 31, 2018.

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

Item 1A.   Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2017, which contains descriptions of significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the quarter ended March 31, 2018:
Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

January 1 - January 31	1,628	$6.43	—	$2,000,000,000
February 1 - February 28	843	$5.94	—	$2,000,000,000
March 1 - March 31	175,357	$4.51	—	$2,000,000,000
Total	177,828	$4.53	—

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

4.1
Indenture dated as of March 17, 2011 by and between the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.22 to Post-Effective Amendment No. 2 to the Registration Statement of Ensco on Form S-3 (File No. 333-156705) filed on March 17, 2011).

4.2
Fifth Supplemental Indenture dated as of January 26, 2018, by and between the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on January 26, 2018, File No. 001-08097).

4.3	Form of Note for 7.75% Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on January 26, 2018, File No. 001-08097).
10.1	Form of Ensco plc 2018 Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 22, 2018, File No. 001-08097).
*12.1	Computation of ratio of earnings to fixed charges.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*   Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ensco plc

Date:	April 26, 2018	/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ TOMMY E. DARBY
Tommy E. Darby Controller (principal accounting officer)