Form 10-Q
period 2018-06-30
Ensco plc
filed 2018-07-26
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of July 19, 2018, there were 437,121,391 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of June 30, 2018, the related condensed consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended June 30, 2018 and 2017, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
July 26, 2018

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
OPERATING REVENUES	$458.5	$457.5
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	344.3	291.3
Depreciation	120.7	107.9
General and administrative	26.1	30.5
	491.1	429.7
OPERATING INCOME (LOSS)	(32.6)	27.8
OTHER INCOME (EXPENSE)
Interest income	3.9	7.6
Interest expense, net	(75.7)	(60.3)
Other, net	(13.0)	(.5)
	(84.8)	(53.2)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(117.4)	(25.4)
PROVISION FOR INCOME TAXES
Current income tax expense	20.1	13.1
Deferred income tax expense	4.6	6.2
	24.7	19.3
LOSS FROM CONTINUING OPERATIONS	(142.1)	(44.7)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET	(8.0)	.4
NET LOSS	(150.1)	(44.3)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(.9)	(1.2)
NET LOSS ATTRIBUTABLE TO ENSCO	$(151.0)	$(45.5)
LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.33)	$(0.15)
Discontinued operations	(0.02)	—
	$(0.35)	$(0.15)

NET LOSS ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$(151.1)	$(45.6)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	434.1	300.9

CASH DIVIDENDS PER SHARE	$0.01	$0.01
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING REVENUES	$875.5	$928.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	669.5	569.4
Depreciation	235.9	217.1
General and administrative	54.0	56.5
	959.4	843.0
OPERATING INCOME (LOSS)	(83.9)	85.6
OTHER INCOME (EXPENSE)
Interest income	6.9	14.8
Interest expense, net	(141.3)	(118.9)
Other, net	(21.1)	(6.8)
	(155.5)	(110.9)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(239.4)	(25.3)
PROVISION FOR INCOME TAXES
Current income tax expense	27.2	17.4
Deferred income tax expense	15.9	26.0
	43.1	43.4
LOSS FROM CONTINUING OPERATIONS	(282.5)	(68.7)
LOSS FROM DISCONTINUED OPERATIONS, NET	(8.1)	(.2)
NET LOSS	(290.6)	(68.9)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(.5)	(2.3)
NET LOSS ATTRIBUTABLE TO ENSCO	$(291.1)	$(71.2)
LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.65)	$(0.24)
Discontinued operations	(0.02)	—
	$(0.67)	$(0.24)

NET LOSS ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$(291.3)	$(71.4)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	433.8	300.7

CASH DIVIDENDS PER SHARE	$0.02	$0.02
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
NET LOSS	$(150.1)	$(44.3)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	(7.6)	2.9
Reclassification of net (gains) losses on derivative instruments from other comprehensive income (loss) into net loss	(.7)	.3
Other	(.2)	.2
NET OTHER COMPREHENSIVE INCOME (LOSS)	(8.5)	3.4

COMPREHENSIVE LOSS	(158.6)	(40.9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(.9)	(1.2)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(159.5)	$(42.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
NET LOSS	$(290.6)	$(68.9)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	(4.9)	6.0
Reclassification of net (gains) losses on derivative instruments from other comprehensive income (loss) into net loss	(2.9)	1.2
Other	(.3)	.7
NET OTHER COMPREHENSIVE INCOME (LOSS)	(8.1)	7.9

COMPREHENSIVE LOSS	(298.7)	(61.0)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(.5)	(2.3)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(299.2)	$(63.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$485.5	$445.4
Short-term investments	255.0	440.0
Accounts receivable, net	332.7	345.4
Other current assets	389.6	381.2
Total current assets	1,462.8	1,612.0
PROPERTY AND EQUIPMENT, AT COST	15,476.5	15,332.1
Less accumulated depreciation	2,692.6	2,458.4
Property and equipment, net	12,783.9	12,873.7
OTHER ASSETS	93.9	140.2
	$14,340.6	$14,625.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$218.3	$432.6
Accrued liabilities and other	331.5	325.9
Total current liabilities	549.8	758.5
LONG-TERM DEBT	4,994.9	4,750.7
OTHER LIABILITIES	362.0	386.7
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 460.7 million and 447.1 million shares issued as of June 30, 2018 and December 31, 2017	46.1	44.7
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of June 30, 2018 and December 31, 2017	.1	.1
Additional paid-in capital	7,209.5	7,195.0
Retained earnings	1,232.0	1,532.7
Accumulated other comprehensive income	20.5	28.6
Treasury shares, at cost, 23.6 million and 11.1 million shares as of June 30, 2018 and December 31, 2017	(72.0)	(69.0)
Total Ensco shareholders' equity	8,436.2	8,732.1
NONCONTROLLING INTERESTS	(2.3)	(2.1)
Total equity	8,433.9	8,730.0
	$14,340.6	$14,625.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(290.6)	$(68.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Depreciation expense	235.9	217.1
Amortization, net	(24.4)	(37.0)
Share-based compensation expense	20.6	20.9
Loss on debt extinguishment	19.0	2.6
Deferred income tax expense	15.9	26.0
Gain on bargain purchase	(8.3)	—
Loss from discontinued operations, net	8.1	0.2
Other	(2.1)	(12.2)
Changes in operating assets and liabilities	7.9	(18.2)
Net cash provided by (used in) operating activities of continuing operations	(18.0)	130.5
INVESTING ACTIVITIES
Maturities of short-term investments	599.0	897.0
Purchases of short-term investments	(414.0)	(1,134.8)
Additions to property and equipment	(331.9)	(332.6)
Other	2.9	1.7
Net cash used in investing activities of continuing operations	(144.0)	(568.7)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,000.0	—
Reduction of long-term borrowings	(771.2)	(537.0)
Debt issuance costs	(17.0)	(5.5)
Cash dividends paid	(9.0)	(6.2)
Other	(2.5)	(3.6)
Net cash provided by (used in) financing activities	200.3	(552.3)
Net cash provided by (used in) discontinued operations	2.5	(0.2)
Effect of exchange rate changes on cash and cash equivalents	(.7)	.6
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40.1	(990.1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	445.4	1,159.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$485.5	$169.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Ensco plc and subsidiaries (the "Company," "Ensco," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2017 condensed consolidated balance sheet data were derived from our 2017 audited consolidated financial statements, but do not include all disclosures required by GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

The financial data for the three-month and six-month periods ended June 30, 2018 and 2017 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three-month and six-month periods ended June 30, 2018 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2018.  We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018, and our quarterly report on Form 10-Q filed with the SEC on April 26, 2018.

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

During 2016, the FASB issued Update 2016-02, Leases (Topic 842) ("Update 2016-02"), which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. During our evaluation of Update 2016-02, we concluded that our drilling contracts contain a lease component. In January 2018, the FASB issued a Proposed Accounting Standard Update to provide targeted improvements to Update 2016-02, which (1) provides for a new transition method whereby entities may elect to adopt the Update using a prospective with cumulative catch-up approach and (2) provides lessors with a practical expedient to not separate non-lease components from the related lease components, by class of underlying asset. On March 28, 2018, the FASB held a meeting to approve certain additional amendments to Update 2016-02, including a revision to the practical expedient that would allow a lessor to account for the combined lease and non-lease components under Topic 606 (discussed below) when the non-lease component is the predominant element of the combined component. Depending on the criteria included in the final Update, this practical expedient may be available to us. As a result of the pending content of the final Update, we are not yet able to determine what, if any, impact our adoption will have on our revenue recognition patterns and related disclosures. With respect to leases whereby we are the lessee, we expect to recognize lease liabilities and offsetting "right of use" assets ranging from approximately $60 million to $80 million.

During 2014, the FASB issued Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Update 2014-09 is effective for annual and interim periods for fiscal years beginning after December 15, 2017. We adopted Update 2014-09 effective January 1, 2018, using the modified retrospective approach. Only customer contracts that were not completed as of the effective adoption date were evaluated under the transition guidance to determine if a cumulative catch-up adjustment to retained earnings was warranted. Revenues recognized in prior years for customer contracts that expired prior to the effective adoption date continue to be reported under the previous revenue recognition guidance. Our adoption of Update 2014-09 did not result in a cumulative effect on retained earnings and no adjustments were made to prior periods. While Update 2014-09 requires additional disclosure regarding revenues recognized from customer contracts, our adoption did not have a material impact on the recognition of current or prior period revenues as compared to previous guidance nor do we expect a material impact to our pattern of revenue recognition in future periods. See "Note 2 - Revenue from Contracts with Customers" for additional information.
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

The amount estimated for variable consideration is only recognized as revenue to the extent that it is probable that a significant reversal will not occur during the contract term. We have applied the optional exemption afforded in Update 2014-09 and have not disclosed the variable consideration related to our estimated future day rate revenues. The remaining duration of our drilling contracts based on those in place as of June 30, 2018 was between approximately one month and five years.

Day Rate Drilling Revenue

Our drilling contracts provide for payment on a day rate basis and include a rate schedule with higher rates for periods when the drilling unit is operating and lower rates or zero rates for periods when drilling operations are interrupted or restricted. The day rate invoiced to the customer is determined based on the varying rates applicable to specific activities performed on an hourly basis. Day rate consideration is allocated to the distinct hourly increment to which it relates within the contract term and is generally recognized consistent with the contractual rate invoiced for the services provided during the respective period. Invoices are typically issued to our customers on a monthly basis and payment terms on customer invoices typically range from 30 to 45 days.

Certain of our contracts contain performance incentives whereby we may earn a bonus based on pre-established performance criteria. Such incentives are generally based on our performance over individual monthly time periods or individual wells. Consideration related to performance bonus is generally recognized in the specific time period to which the performance criteria was attributed.

We may receive termination fees if certain drilling contracts are terminated by the customer prior to the end of the contractual term. Such compensation is recognized as revenues when our performance obligation is satisfied, the termination fee can be reasonably measured and collection is probable.

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

Capital Upgrade / Contract Preparation Revenue

In connection with certain contracts, we receive lump-sum fees or similar compensation for requested capital upgrades to our drilling rigs or for other contract preparation work. Fees received for requested capital upgrades and other contract preparation work are recorded as a contract liability and amortized on a straight-line basis over the contract term to operating revenues. Costs incurred for capital upgrades are capitalized and depreciated over the useful life of the asset.

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

Contract assets and liabilities are presented net on our condensed consolidated balance sheet on a contract-by-contract basis. Current contract assets and liabilities are included in other current assets and accrued liabilities and other, respectively, and noncurrent contract assets and liabilities are included in other assets and other liabilities, respectively, on our condensed consolidated balance sheets.

The following table summarizes our trade receivables, contract assets and contract liabilities (in millions):

	June 30, 2018	December 31, 2017
Current contract assets	$4.1	$3.0
Noncurrent contract assets	$—	$2.8
Current contract liabilities (deferred revenue)	$76.6	$71.9
Noncurrent contract liabilities (deferred revenue)	$23.2	$51.2

Significant changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2017	$5.8	$123.1
Increase due to cash received	—	27.6
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(43.0)
Decrease due to amortization of deferred revenue that was added during the period	—	(7.9)
Decrease due to transfer to receivables during the period	(1.7)	—
Balance as of June 30, 2018	$4.1	$99.8

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. Such costs are deferred and amortized on a straight-line basis over the contract term. Demobilization costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred. Deferred contract costs were included in other current assets and other assets on our condensed consolidated balance sheets and totaled $39.2 million and $40.6 million as of June 30, 2018 and December 31, 2017, respectively. During the three-month and six-month periods ended June 30, 2018, amortization of such costs totaled $9.1 million and $15.9 million, respectively. During the three-month and six-month periods ended June 30, 2017, amortization of such costs totaled $8.2 million and $14.7 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in other current assets and other assets on our condensed consolidated balance sheets and totaled $14.2 million and $15.3 million as of June 30, 2018 and December 31, 2017, respectively. During the three-month and six-month periods ended June 30, 2018, amortization of such costs totaled $3.2 million and $6.3 million, respectively. During the three-month and six-month periods ended June 30, 2017, amortization of such costs totaled $2.8 million and $5.9 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

Our contract liabilities and deferred costs are amortized on a straight-line basis over the contract term or corresponding certification period to operating revenues and contract drilling expense, respectively. Expected future amortization of our contract liabilities and deferred costs recorded as of June 30, 2018 is set forth in the table below (in millions):

	Remaining 2018	2019	2020	2021 and Thereafter	Total
Amortization of contract liabilities	$38.9	$51.0	$6.4	$3.5	$99.8
Amortization of deferred costs	$23.4	$21.6	$6.0	$2.4	$53.4

Note 3 -Acquisition of Atwood

On October 6, 2017 (the "Merger Date"), we completed a merger transaction (the "Merger") with Atwood Oceanics, Inc. ("Atwood") and Echo Merger Sub, LLC, our wholly-owned subsidiary. Assets acquired and liabilities assumed in the Merger were recorded at their estimated fair values as of the Merger Date under the acquisition method of accounting. When the fair value of the net assets acquired exceeds the consideration transferred in an acquisition, the difference is recorded as a bargain purchase gain in the period in which the transaction occurs. With the exception of certain spare parts and equipment and legal and tax exposures, we have substantially completed our fair value assessments of assets acquired and liabilities assumed. While certain adjustments may be recorded during the remainder of the measurement period, we do not expect them to be material.

Assets Acquired and Liabilities Assumed

The provisional amounts and respective measurement period adjustments recorded for assets acquired and liabilities assumed are based on preliminary estimates of their fair values as of the Merger Date and were as follows (in millions):

	Amounts Recognized as of Merger Date	Measurement Period Adjustments (1)	Estimated Fair Value
Assets:
Cash and cash equivalents(2)	$445.4	$—	$445.4
Accounts receivable(3)	62.3	(1.6)	60.7
Other current assets	118.1	4.7	122.8
Property and equipment	1,762.0	9.2	1,771.2
Other assets	23.7	(2.9)	20.8
Liabilities:
Accounts payable and accrued liabilities	64.9	(2.3)	62.6
Other liabilities	118.7	3.4	122.1
Net assets acquired	2,227.9	8.3	2,236.2
Less:
Merger consideration	(781.8)		(781.8)
Repayment of Atwood debt	(1,305.9)		(1,305.9)
Bargain purchase gain	$140.2		$148.5

(1)
The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities, primarily related to inventory, capital equipment and accrued non-income tax liabilities. The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the Merger Date and did not result from subsequent intervening events. The adjustments recorded resulted in an $8.3 million decline and an $8.3 million increase to bargain purchase gain during the three-month and six-month periods ended June 30, 2018, respectively, and are included in other, net, in our condensed consolidated statements of operations.

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

Intangible Assets and Liabilities

We recorded intangible assets totaling $30.1 million representing the estimated fair value of Atwood's firm drilling contracts in place at the Merger Date with favorable contract terms compared to then-market day rates for comparable drilling rigs.

Operating revenues were net of $4.3 million and $5.8 million of asset amortization during the three-month and six-month periods ended June 30, 2018, respectively. The remaining balance of $8.2 million was included in other assets on our condensed consolidated balance sheet as of June 30, 2018. This balance will be amortized to operating revenues over the remaining drilling contract term on a straight-line basis totaling $5.6 million and $2.6 million during the remainder of 2018 and full year 2019, respectively.

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
Note 4 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2018
Supplemental executive retirement plan assets	$30.5	$—	$—	$30.5
Total financial assets	$30.5	$—	$—	$30.5
Derivatives, net	$—	$(6.5)	$—	$(6.5)
Total financial liabilities	$—	$(6.5)	$—	$(6.5)

As of December 31, 2017
Supplemental executive retirement plan assets	$30.9	$—	$—	$30.9
Derivatives, net	—	6.8	—	6.8
Total financial assets	$30.9	$6.8	$—	$37.7

Supplemental Executive Retirement Plan Assets

Our supplemental executive retirement plans (the "SERP") are non-qualified plans that provide eligible employees an opportunity to defer a portion of their compensation for use after retirement. Assets held in the SERP were marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets on our condensed consolidated balance sheets. The fair value measurement of assets held in the SERP was based on quoted market prices.

Derivatives

Our derivatives are measured at fair value on a recurring basis using Level 2 inputs. See "Note 5 - Derivative Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency exchange rate risk. The fair value measurement of our derivatives was based on market prices that are generally observable for similar assets or liabilities at commonly-quoted intervals.

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
8.50% Senior notes due 2019(1)	$—	$—	$251.4	$252.9
6.875% Senior notes due 2020(2)	128.9	128.3	477.9	473.1
4.70% Senior notes due 2021(2)	112.6	110.7	267.1	265.3
3.00% Exchangeable senior notes due 2024(3)	651.1	793.2	635.7	757.1
4.50% Senior notes due 2024	619.5	516.5	619.3	527.1
8.00% Senior notes due 2024	337.4	334.2	337.9	333.8
5.20% Senior notes due 2025	664.0	557.7	663.6	571.4
7.75% Senior notes due 2026	983.9	947.6	—	—
7.20% Debentures due 2027	149.3	136.9	149.3	141.9
7.875% Senior notes due 2040	375.9	270.6	376.7	258.8
5.75% Senior notes due 2044	972.3	709.5	971.8	690.4
Total	$4,994.9	$4,505.2	$4,750.7	$4,271.8

(1)	Our senior notes due 2019 were redeemed in full in February 2018. See "Note 7 - Debt" for additional information.

(2)	The reduction in carrying value of our seniors notes due 2020 and senior notes due 2021 was attributable to repurchases and redemptions during the first quarter of 2018.

(3)
Our exchangeable senior notes due 2024 (the "2024 Convertible Notes") were issued with a conversion feature. The 2024 Convertible Notes were separated into their liability and equity components on our condensed consolidated balance sheet. The equity component was initially recorded to additional paid-in capital and as a debt discount that will be amortized to interest expense over the life of the instrument. Excluding the unamortized discount, the carrying value of the 2024 Convertible Notes was $835.1 million and $834.0 million as of June 30, 2018 and December 31, 2017, respectively.

The estimated fair values of our senior notes and debentures were determined using quoted market prices, which are level 1 inputs.

The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of June 30, 2018 and December 31, 2017. Our short-term investments consisted of time deposits with initial maturities in excess of three months but less than one year as of each respective balance sheet date.
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

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in derivative fair value depends on the use of the derivative and whether it qualifies for hedge accounting.  Net liabilities of $6.5 million and net assets of $6.8 million associated with our foreign currency forward contracts were included on our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.  All of our derivative instruments mature during the next 18 months.  See "Note 4 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$.7	$5.9	$5.1	$.2
Foreign currency forward contracts - non-current(2)	—	.5	1.1	.1
	.7	6.4	6.2	.3

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	.6	.9	1.6	.2
Total	$1.3	$7.3	$7.8	$.5

(1)
Derivative assets and liabilities with maturity dates equal to or less than twelve months from the respective balance sheet date were included in other current assets and accrued liabilities and other, respectively, on our condensed consolidated balance sheets.

(2)
Derivative assets and liabilities with maturity dates greater than twelve months from the respective balance sheet date were included in other assets and other liabilities, respectively, on our condensed consolidated balance sheets.

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of June 30, 2018, we had cash flow hedges outstanding to exchange an aggregate $212.1 million for various foreign currencies, including $82.5 million for British pounds, $69.2 million for Australian dollars, $24.2 million for euros, $14.9 million for Brazilian reals, $14.5 million for Singapore dollars and $6.8 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive income (loss) were as follows (in millions):

Three Months Ended June 30, 2018 and 2017

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2018	2017	2018	2017	2018	2017
Interest rate lock contracts(3)	$—	$—	$—	$(.1)	$—	$—
Foreign currency forward contracts(4)	(7.6)	2.9	.7	(.2)	(1.0)	(.5)
Total	$(7.6)	$2.9	$.7	$(.3)	$(1.0)	$(.5)

Six Months Ended June 30, 2018 and 2017

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(1)		Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2018	2017	2018	2017	2018	2017
Interest rate lock contracts(3)	$—	$—	$(.1)	$(.2)	$—	$—
Foreign currency forward contracts(5)	(4.9)	6.0	3.0	(1.0)	(1.2)	(.4)
Total	$(4.9)	$6.0	$2.9	$(1.2)	$(1.2)	$(.4)

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

(4)
During the three-month period ended June 30, 2018, there were $500,000 of gains reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the three-month period ended June 30, 2017, $400,000 of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

(5)
During the six-month period ended June 30, 2018, $2.6 million of gains were reclassified from AOCI into contract drilling expense and $400,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the six-month period ended June 30, 2017, $1.4 million of losses were reclassified from AOCI into contract drilling expense and $400,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments.  In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2018, we held derivatives not designated as hedging instruments to exchange an aggregate $153.2 million for various foreign currencies, including $96.8 million for euros, $22.2 million for Australian dollars, $11.6 million for Indonesian rupiahs, $8.4 million for Brazilian reals, $6.5 million for British pounds, and $7.7 million for other currencies.

Net losses of $9.3 million and net gains of $5.7 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the three-month periods ended June 30, 2018 and 2017, respectively. Net losses of $7.5 million and net gains of $6.2 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the six-month periods ended June 30, 2018 and 2017, respectively. These gains and losses were partially offset by net foreign currency exchange gains and losses during the respective periods.

As of June 30, 2018, the estimated amount of net losses associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $2.3 million.
Note 6 - Earnings Per Share

We compute basic and diluted earnings per share ("EPS") in accordance with the two-class method. Net loss attributable to Ensco used in our computations of basic and diluted EPS is adjusted to exclude net income allocated to non-vested shares granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and excludes non-vested shares.

During the three-month and six-month periods ended June 30, 2018 and 2017, all income attributable to noncontrolling interests was from continuing operations. The following table is a reconciliation of loss from continuing operations attributable to Ensco shares used in our basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loss from continuing operations attributable to Ensco	$(143.0)	$(45.9)	$(283.0)	$(71.0)
Income from continuing operations allocated to non-vested share awards(1)	(.1)	(.1)	(.2)	(.2)
Loss from continuing operations attributable to Ensco shares	$(143.1)	$(46.0)	$(283.2)	$(71.2)

(1)
Losses are not allocated to non-vested share awards. Therefore, only dividends attributable to our non-vested share awards are included for the three-month and six-month periods ended June 30, 2018 and 2017.

Anti-dilutive share awards totaling 1.7 million were excluded from the computation of diluted EPS for the three-month and six-month periods ended June 30, 2018. Anti-dilutive share awards totaling 1.3 million were excluded from the computation of diluted EPS for the three-month and six-month periods ended June 30, 2017.

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

During each reporting period that our average share price exceeds the exchange price, an assumed number of shares required to settle the conversion obligation in excess of the principal amount will be included in our denominator for the computation of diluted EPS using the treasury stock method. Our average share price did not exceed the exchange price during the three-month or six-month periods ended June 30, 2018 and June 30, 2017.
Note 7 -Debt

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

The following table sets forth the total principal amounts repurchased as a result of the tender offers, redemption and repurchase (in millions):

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price(1)
8.50% senior notes due 2019	$237.6	$256.8
6.875% senior notes due 2020	328.0	354.7
4.70% Senior notes due 2021	156.2	159.7
Total	$721.8	$771.2

(1)	Excludes accrued interest paid to holders of the repurchased senior notes.

During the first quarter of 2018, we recognized a pre-tax loss from debt extinguishment of $19.0 million, net of discounts, premiums, debt issuance costs and commissions.

Maturities

Following the January 2018 debt offering, repurchases and redemption, our only debt maturities until 2024 are $122.9 million during 2020 and $113.5 million during 2021.

Revolving Credit Facility

We have a $2.0 billion senior unsecured revolving credit facility ("Credit Facility") with a syndicate of banks to be used for general corporate purposes. Our borrowing capacity is $2.0 billion through September 2019 and declines to $1.3 billion through September 2020 and to $1.2 billion through September 2022. The credit agreement governing the Credit Facility includes an accordion feature allowing us to increase the commitments expiring in September 2022 up to an aggregate amount not to exceed $1.5 billion.

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

As of June 30, 2018, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of June 30, 2018 and December 31, 2017.

Our access to credit and capital markets depends on the credit ratings assigned to our debt. As a result of recent rating actions, we do not maintain an investment-grade status. Our current credit ratings, and any additional actual or anticipated downgrades in our credit ratings, could limit our available options when accessing credit and capital markets, or when restructuring or refinancing our debt. In addition, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants, which may further restrict our operations.

Note 8 -Share-based Compensation

During the quarter ended June 30, 2018, we granted 4.7 million non-vested share awards to our employees pursuant to our 2018 Long-Term Incentive Plan, which was approved by our shareholders at our annual general meeting in May. Grants of our non-vested share awards generally vest at rates of 20% per year, as determined by a committee or subcommittee of the Board of Directors at the time of grant. The non-vested share awards have dividend rights effective on the date of grant. Compensation expense for awards to be settled in cash is remeasured each quarter with a cumulative adjustment to compensation cost during the period based on changes in our share price. The weighted-average grant date fair value for our non-vested share awards that were granted during the quarter ended June 30, 2018 was $6.58.
Note 9 -Income Taxes

Historically, we have calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three-month and six-month periods ended June 30, 2018 and 2017. We used a discrete effective tax rate method to calculate income taxes for the three-month and six-month periods ended June 30, 2018. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax benefit for the three-month period ended June 30, 2018 was $2.3 million and was primarily attributable to U.S. tax reform, partially offset by discrete tax expense related to rig sales and unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax benefit for the six-month period ended June 30, 2018 was $11.2 million and was primarily attributable to U.S. tax reform and a restructuring transaction, partially offset by discrete tax expense related to repurchase and redemption of senior notes, the effective settlement of liabilities for unrecognized tax benefits associated with tax positions taken in prior years and rig sales.

Discrete income tax expense for the three-month period ended June 30, 2017 was $2.2 million and was primarily attributable to the debt exchange and repurchases we undertook during the first quarter of 2017 and a settlement of a previously disclosed legal contingency. Discrete income tax expense for the six-month period ended June 30, 2017 was $9.8 million and was primarily attributable to the exchange offers and debt repurchases, a restructuring transaction, the effective settlement of a liability for unrecognized tax benefits associated with a tax position taken in prior years and a settlement of a previously disclosed legal contingency.

U.S Tax Reform

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

During the three-month and six-month periods ended June 30, 2018, we recognized a tax benefit of $7.1 million and $11.7 million, respectively, associated with the one-time transition tax on deemed repatriation of the deferred foreign income of our U.S. subsidiaries.
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

To date, our Audit Committee has found no credible evidence that Pride or Ensco or any of their current or former employees were aware of or involved in any wrongdoing, and our Audit Committee has found no credible evidence linking Ensco or Pride to any illegal acts committed by our former marketing consultant who provided services to Pride and Ensco in connection with the DSA. We, through independent counsel, have continued to cooperate with the SEC and DOJ, including providing detailed briefings regarding our investigation and findings and responding to inquiries as they arise. We entered into a one-year tolling agreement with the DOJ that expired in December 2016. Our tolling agreement with the SEC expired in June 2018.

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

In August 2017, one of our Brazilian subsidiaries was contacted by the Office of the Attorney General for the Brazilian state of Paraná in connection with a criminal investigation procedure initiated against agents of both SHI and Pride in relation to the DSA.  The Brazilian authorities requested information regarding our compliance program and the findings of our internal investigations. We cooperated with the Office of the Attorney General and provided documents in response to its request.  We cannot predict the scope or ultimate outcome of this procedure or whether any other governmental authority will open an investigation into Pride’s involvement in this matter, or if a proceeding were opened, the scope or ultimate outcome of any such investigation. If the SEC or DOJ determines that violations of the Foreign Corrupt Practices Act of 1977 (the "FCPA") have occurred, or if any governmental authority determines that we have violated applicable anti-bribery laws, they could seek civil and criminal sanctions, including monetary penalties, against us, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. Although our internal investigation is substantially complete, we cannot predict whether any additional allegations will be made or whether any additional facts relevant to the investigation will be uncovered during the course of the investigation and what impact those allegations and additional facts will have on the timing or conclusions of the investigation. Our Audit Committee will examine any such additional allegations and additional facts and the circumstances surrounding them.

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

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date, as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved in our condensed consolidated balance sheet as of June 30, 2018. In August 2016, we initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. The arbitral hearing on liability was held in March 2018, and we are awaiting the tribunal's decision. There can be no assurance as to how this arbitration proceeding will ultimately be resolved.

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

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of June 30, 2018 totaled $125.4 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of June 30, 2018, we had not been required to make collateral deposits with respect to these agreements.
Note 11 -Segment Information

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for the three-month and six-month periods ended June 30, 2018 and 2017 is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and are included in "Reconciling Items." We measure segment assets as property and equipment.

Three Months Ended June 30, 2018

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$284.9	$158.7	$14.9	$458.5	$—	$458.5
Operating expenses
Contract drilling (exclusive of depreciation)	203.7	126.8	13.8	344.3	—	344.3
Depreciation	80.8	36.5	—	117.3	3.4	120.7
General and administrative	—	—	—	—	26.1	26.1
Operating income (loss)	$0.4	$(4.6)	$1.1	$(3.1)	$(29.5)	$(32.6)
Property and equipment, net	$9,574.9	$3,167.0	$—	$12,741.9	$42.0	$12,783.9

Three Months Ended June 30, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$264.0	$178.9	$14.6	$457.5	$—	$457.5
Operating expenses
Contract drilling (exclusive of depreciation)	145.6	132.3	13.4	291.3	—	291.3
Depreciation	72.0	31.6	—	103.6	4.3	107.9
General and administrative	—	—	—	—	30.5	30.5
Operating income	$46.4	$15.0	$1.2	$62.6	$(34.8)	$27.8
Property and equipment, net	$8,493.2	$2,515.3	$—	$11,008.5	$50.5	$11,059.0

Six Months Ended June 30, 2018

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$543.9	$302.1	$29.5	$875.5	$—	$875.5
Operating expenses
Contract drilling (exclusive of depreciation)	388.8	253.7	27.0	669.5	—	669.5
Depreciation	156.1	73.0	—	229.1	6.8	235.9
General and administrative	—	—	—	—	54.0	54.0
Operating income (loss)	$(1.0)	$(24.6)	$2.5	$(23.1)	$(60.8)	$(83.9)
Property and equipment, net	$9,574.9	$3,167.0	$—	$12,741.9	$42.0	$12,783.9

Six Months Ended June 30, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$548.8	$350.7	$29.1	$928.6	$—	$928.6
Operating expenses
Contract drilling (exclusive of depreciation)	292.0	250.9	26.5	569.4	—	569.4
Depreciation	144.8	63.7	—	208.5	8.6	217.1
General and administrative	—	—	—	—	56.5	56.5
Operating income	$112.0	$36.1	$2.6	$150.7	$(65.1)	$85.6
Property and equipment, net	$8,493.2	$2,515.3	$—	$11,008.5	$50.5	$11,059.0

Information about Geographic Areas

As of June 30, 2018, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters	Jackups	Total(1)
North & South America	8	4	12
Europe & Mediterranean	6	11	17
Middle East & Africa	3	12	15
Asia & Pacific Rim	5	7	12
Asia & Pacific Rim (under construction)	2	1	3
Held-for-sale(2)	2	1	3
Total	26	36	62

(1)	We provide management services on two rigs owned by third-parties in the U.S. Gulf of Mexico which are not included in the table above.

(2)	One floater classified as held-for-sale as of June 30, 2018 was sold in July 2018.

Note 12 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2018	December 31, 2017
Trade	$338.6	$335.4
Other	15.1	33.6
	353.7	369.0
Allowance for doubtful accounts	(21.0)	(23.6)
	$332.7	$345.4

Other current assets consisted of the following (in millions):

	June 30, 2018	December 31, 2017
Inventory	$274.8	$278.8
Prepaid taxes	44.7	43.5
Deferred costs	38.2	29.7
Prepaid expenses	13.3	14.2
Assets held-for-sale	3.4	1.5
Derivative asset	1.3	6.8
Other	13.9	6.7
	$389.6	$381.2

Other assets consisted of the following (in millions):

	June 30, 2018	December 31, 2017
Supplemental executive retirement plan assets	$30.5	$30.9
Deferred costs	24.8	37.4
Deferred tax assets	15.5	38.8
Intangible assets	8.2	15.7
Other	14.9	17.4
	$93.9	$140.2

Accrued liabilities and other consisted of the following (in millions):

	June 30, 2018	December 31, 2017
Accrued interest	$101.6	$83.1
Personnel costs	81.7	112.0
Deferred revenue	76.6	71.9
Taxes	50.8	46.4
Derivative liabilities	6.7	0.4
Other	14.1	12.1
	$331.5	$325.9

Other liabilities consisted of the following (in millions):

	June 30, 2018	December 31, 2017
Unrecognized tax benefits (inclusive of interest and penalties)	$180.7	$178.0
Intangible liabilities	55.1	59.6
Supplemental executive retirement plan liabilities	31.5	32.0
Personnel costs	24.1	18.1
Deferred revenue	23.2	51.2
Deferred tax liabilities	16.3	18.5
Deferred rent	13.0	17.1
Other	18.1	12.2
	$362.0	$386.7

Accumulated other comprehensive income consisted of the following (in millions):

	June 30, 2018	December 31, 2017
Derivative instruments	$14.7	$22.5
Currency translation adjustment	7.5	7.8
Other	(1.7)	(1.7)
	$20.5	$28.6

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

Consolidated revenues by customer for the three-month and six-month periods ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total(1)	13%	22%	14%	22%
Petrobras(1)	10%	11%	11%	10%
BP(2)	5%	15%	8%	15%
Other	72%	52%	67%	53%
	100%	100%	100%	100%

(1)	During the three-month and six-month periods ended June 30, 2018 and 2017, all revenues were attributable to our Floaters segment.

(2)
During the three-month periods ended June 30, 2018 and 2017, 28% of the revenues provided by BP were attributable to our Jackups segment and 79% were attributable to our Floaters segment, respectively, and the remaining revenues were attributable to our Other segment. During the six-month period ended June 30, 2018, 43% of the revenues provided by BP were attributable to our Floaters segment, 15% of the revenues were attributable to our Jackups segment and the remaining revenues were attributable to our Other segment. During the six-month period ended June 30, 2017, 79% of the revenues provided by BP were attributable to our Floaters segment and the remaining revenues were attributable to our Other segment.

Consolidated revenues by region for the three-month and six-month periods ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Australia(1)	$80.4	$55.3	$132.6	$109.9
Angola(2)	72.2	115.9	133.3	237.6
U.S. Gulf of Mexico(3)	59.5	33.0	113.1	77.3
United Kingdom(4)	53.7	36.7	100.3	67.9
Brazil(5)	46.1	48.7	96.4	96.5
Egypt(5)	—	53.4	31.2	106.6
Other	146.6	114.5	268.6	232.8
	$458.5	$457.5	$875.5	$928.6

(1)
During the three-month periods ended June 30, 2018 and 2017, 95% and 78% of the revenues earned in Australia, respectively, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment. During the six-month periods ended June 30, 2018 and 2017, 97% and 78% of the revenues earned in Australia, respectively, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment.

(2)
During the three-month periods ended June 30, 2018 and 2017, 84% and 87% of the revenues earned in Angola, respectively, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment. During the six-month periods ended June 30, 2018 and 2017, 90% and 86% of the revenues earned in Angola, respectively, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment.

(3)
During the three-month period ended June 30, 2018, 36% of the revenues earned in the U.S. Gulf of Mexico, were attributable to our Floaters segment, 39% were attributable to our Jackups segment, and the remaining revenues were attributable to our Other segment. During the three-month period ended June 30, 2017, 10% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 46% were attributable to our Jackups segment and the remaining revenues were attributable to our Other segment. During the six-month period ended June 30, 2018, both the Jackups and Floaters segments earned 37% of revenues in the U.S. Gulf of Mexico and the remaining revenues were attributable to our Other segment. During the six-month period ended June 30, 2017, 37% and 25% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Jackups segment and Floaters segment, respectively, and the remaining revenues were attributable to our Other segment.

(4)	During the three-month and six-month periods ended June 30, 2018 and 2017, all revenues earned in the United Kingdom were attributable to our Jackups segment.

(5)	During the three-month and six-month periods ended June 30, 2018 and 2017, all revenues earned in Brazil and Egypt were attributable to our Floaters segment.

Note 13 -Guarantee of Registered Securities

In connection with the Pride acquisition, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004, between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $422.9 million as of June 30, 2018. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated, a wholly-owned subsidiary of Ensco plc, during 1997, which had an aggregate outstanding principal balance of $150.0 million as of June 30, 2018.

Pride and Ensco International Incorporated are 100% owned subsidiaries of Ensco plc. All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of operations for the three-month and six-month periods ended June 30, 2018 and 2017; the unaudited condensed consolidating statements of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2018 and 2017; the condensed consolidating balance sheets as of June 30, 2018 (unaudited) and December 31, 2017; and the unaudited condensed consolidating statements of cash flows for the six-month periods ended June 30, 2018 and 2017, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended June 30, 2018 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$12.3	$39.8	$—	$484.3	$(77.9)	$458.5
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	13.0	36.2	—	373.0	(77.9)	344.3
Depreciation	—	3.5	—	117.2	—	120.7
General and administrative	10.3	.1	—	15.7	—	26.1
OPERATING LOSS	(11.0)	—	—	(21.6)	—	(32.6)
OTHER EXPENSE, NET	(5.1)	(40.5)	(19.7)	(23.5)	4.0	(84.8)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(16.1)	(40.5)	(19.7)	(45.1)	4.0	(117.4)
INCOME TAX PROVISION	—	18.6	—	6.1	—	24.7
DISCONTINUED OPERATIONS, NET	—	—	—	(8.0)	—	(8.0)
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(134.9)	28.7	22.6	—	83.6	—
NET LOSS	(151.0)	(30.4)	2.9	(59.2)	87.6	(150.1)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(.9)	—	(.9)
NET LOSS ATTRIBUTABLE TO ENSCO	$(151.0)	$(30.4)	$2.9	$(60.1)	$87.6	$(151.0)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended June 30, 2017 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$12.8	$43.9	$—	$486.5	$(85.7)	$457.5
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	11.1	41.4	—	324.5	(85.7)	291.3
Depreciation	—	4.3	—	103.6	—	107.9
General and administrative	12.1	4.2	—	14.2	—	30.5
OPERATING INCOME (LOSS)	(10.4)	(6.0)	—	44.2	—	27.8
OTHER EXPENSE, NET	(7.1)	(26.9)	(16.9)	(4.9)	2.6	(53.2)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(17.5)	(32.9)	(16.9)	39.3	2.6	(25.4)
INCOME TAX PROVISION	—	4.3	—	15.0	—	19.3
DISCONTINUED OPERATIONS, NET	—	—	—	.4	—	.4
EQUITY EARNINGS(LOSS) IN AFFILIATES, NET OF TAX	(28.0)	28.7	19.9	—	(20.6)	—
NET INCOME (LOSS)	(45.5)	(8.5)	3.0	24.7	(18.0)	(44.3)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.2)	—	(1.2)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$(45.5)	$(8.5)	$3.0	$23.5	$(18.0)	$(45.5)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Six Months Ended June 30, 2018 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$24.6	$80.1	$—	$927.8	$(157.0)	$875.5
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	26.4	72.8	—	727.3	(157.0)	669.5
Depreciation	—	7.0	—	228.9	—	235.9
General and administrative	20.5	.3	—	33.2	—	54.0
OPERATING LOSS	(22.3)	—	—	(61.6)	—	(83.9)
OTHER INCOME (EXPENSE), NET	0.5	(68.5)	(50.0)	(56.9)	19.4	(155.5)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(21.8)	(68.5)	(50.0)	(118.5)	19.4	(239.4)
INCOME TAX PROVISION	—	22.9	—	20.2	—	43.1
DISCONTINUED OPERATIONS, NET	—	—	—	(8.1)	—	(8.1)
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(269.3)	49.5	46.0	—	173.8	—
NET LOSS	(291.1)	(41.9)	(4.0)	(146.8)	193.2	(290.6)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(.5)	—	(.5)
NET LOSS ATTRIBUTABLE TO ENSCO	$(291.1)	$(41.9)	$(4.0)	$(147.3)	$193.2	$(291.1)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Six Months Ended June 30, 2017 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$25.5	$89.9	$—	$987.2	$(174.0)	$928.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	22.4	83.4	—	637.6	(174.0)	569.4
Depreciation	—	8.5	—	208.6	—	217.1
General and administrative	23.6	4.3	—	28.6	—	56.5
OPERATING INCOME (LOSS)	(20.5)	(6.3)	—	112.4	—	85.6
OTHER EXPENSE, NET	(13.6)	(58.2)	(35.6)	(12.6)	9.1	(110.9)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(34.1)	(64.5)	(35.6)	99.8	9.1	(25.3)
INCOME TAX PROVISION	—	18.9	—	24.5	—	43.4
DISCONTINUED OPERATIONS, NET	—	—	—	(.2)	—	(.2)
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(37.1)	83.6	46.2	—	(92.7)	—
NET INCOME (LOSS)	(71.2)	.2	10.6	75.1	(83.6)	(68.9)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.3)	—	(2.3)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$(71.2)	$.2	$10.6	$72.8	$(83.6)	$(71.2)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended June 30, 2018
(In millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
NET LOSS	$(151.0)	$(30.4)	$2.9	$(59.2)	$87.6	$(150.1)
OTHER COMPREHENSIVE LOSS, NET
Net change in derivative fair value	—	(7.6)	—	—	—	(7.6)
Reclassification of net gains on derivative instruments from other comprehensive loss into net loss	—	(.7)	—	—	—	(.7)
Other	—	—	—	(.2)	—	(.2)
NET OTHER COMPREHENSIVE LOSS	—	(8.3)	—	(.2)	—	(8.5)
COMPREHENSIVE LOSS	(151.0)	(38.7)	2.9	(59.4)	87.6	(158.6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(.9)	—	(.9)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(151.0)	$(38.7)	$2.9	$(60.3)	$87.6	$(159.5)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2017
(In millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
NET INCOME (LOSS)	$(45.5)	$(8.5)	$3.0	$24.7	$(18.0)	$(44.3)
OTHER COMPREHENSIVE INCOME, NET
Net change in derivative fair value	—	2.9	—	—	—	2.9
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	.3	—	—	—	.3
Other	—	—	—	.2	—	.2
NET OTHER COMPREHENSIVE INCOME	—	3.2	—	.2	—	3.4
COMPREHENSIVE INCOME (LOSS)	(45.5)	(5.3)	3.0	24.9	(18.0)	(40.9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.2)	—	(1.2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$(45.5)	$(5.3)	$3.0	$23.7	$(18.0)	$(42.1)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
Six Months Ended June 30, 2018
(In millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
NET LOSS	$(291.1)	$(41.9)	$(4.0)	$(146.8)	$193.2	$(290.6)
OTHER COMPREHENSIVE LOSS, NET
Net change in derivative fair value	—	(4.9)	—	—	—	(4.9)
Reclassification of net gains on derivative instruments from other comprehensive loss to net loss	—	(2.9)	—	—	—	(2.9)
Other	—	—	—	(.3)	—	(.3)
NET OTHER COMPREHENSIVE LOSS	—	(7.8)	—	(.3)	—	(8.1)
COMPREHENSIVE LOSS	(291.1)	(49.7)	(4.0)	(147.1)	193.2	(298.7)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(.5)	—	(.5)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(291.1)	$(49.7)	$(4.0)	$(147.6)	$193.2	$(299.2)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2017
(In millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
NET INCOME (LOSS)	$(71.2)	$.2	$10.6	$75.1	$(83.6)	$(68.9)
OTHER COMPREHENSIVE INCOME, NET
Net change in derivative fair value	—	6.0	—	—	—	6.0
Reclassification of net losses on derivative instruments from other comprehensive income into net income (loss)	—	1.2	—	—	—	1.2
Other	—	—	—	.7	—	.7
NET OTHER COMPREHENSIVE INCOME	—	7.2	—	.7	—	7.9
COMPREHENSIVE INCOME (LOSS)	(71.2)	7.4	10.6	75.8	(83.6)	(61.0)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.3)	—	(2.3)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$(71.2)	$7.4	$10.6	$73.5	$(83.6)	$(63.3)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS June 30, 2018 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$305.7	$—	$16.1	$163.7	$—	$485.5
Short-term investments	255.0	—	—	—	—	255.0
Accounts receivable, net	1.9	.4	—	330.4	—	332.7
Accounts receivable from affiliates	1,163.0	413.4	1.4	386.2	(1,964.0)	—
Other	.3	2.1	—	387.2	—	389.6
Total current assets	1,725.9	415.9	17.5	1,267.5	(1,964.0)	1,462.8
PROPERTY AND EQUIPMENT, AT COST	1.8	124.4	—	15,350.3	—	15,476.5
Less accumulated depreciation	1.8	84.1	—	2,606.7	—	2,692.6
Property and equipment, net	—	40.3	—	12,743.6	—	12,783.9
DUE FROM AFFILIATES	3,080.5	461.3	161.2	2,185.4	(5,888.4)	—
INVESTMENTS IN AFFILIATES	8,835.1	3,641.4	1,152.6	—	(13,629.1)	—
OTHER ASSETS	9.7	—	—	204.1	(119.9)	93.9
	$13,651.2	$4,558.9	$1,331.3	$16,400.6	$(21,601.4)	$14,340.6
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$79.7	$10.0	$12.5	$447.6	$—	$549.8
Accounts payable to affiliates	47.2	374.9	27.1	1,514.8	(1,964.0)	—
Total current liabilities	126.9	384.9	39.6	1,962.4	(1,964.0)	549.8
DUE TO AFFILIATES	1,417.2	1,426.1	1,387.6	1,657.5	(5,888.4)	—
LONG-TERM DEBT	3,673.2	149.4	504.8	667.5	—	4,994.9
OTHER LIABILITIES	—	24.2	—	457.7	(119.9)	362.0
ENSCO SHAREHOLDERS' EQUITY (DEFICIT)	8,433.9	2,574.3	(600.7)	11,657.8	(13,629.1)	8,436.2
NONCONTROLLING INTERESTS	—	—	—	(2.3)	—	(2.3)
Total equity (deficit)	8,433.9	2,574.3	(600.7)	11,655.5	(13,629.1)	8,433.9
	$13,651.2	$4,558.9	$1,331.3	$16,400.6	$(21,601.4)	$14,340.6

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2017 (In millions)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$185.2	$—	$25.6	$234.6	$—	$445.4
Short-term investments	440.0	—	—	—	—	$440.0
Accounts receivable, net	6.9	.4	—	338.1	—	345.4
Accounts receivable from affiliates	351.8	492.7	—	424.3	(1,268.8)	—
Other	—	8.8	—	372.4	—	381.2
Total current assets	983.9	501.9	25.6	1,369.4	(1,268.8)	1,612.0
PROPERTY AND EQUIPMENT, AT COST	1.8	120.8	—	15,209.5	—	15,332.1
Less accumulated depreciation	1.8	77.1	—	2,379.5	—	2,458.4
Property and equipment, net	—	43.7	—	12,830.0	—	12,873.7
DUE FROM AFFILIATES	3,002.1	2,618.0	165.1	3,736.1	(9,521.3)	—
INVESTMENTS IN AFFILIATES	9,098.5	3,591.9	1,106.6	—	(13,797.0)	—
OTHER ASSETS	12.9	5.0	—	226.5	(104.2)	140.2
	$13,097.4	$6,760.5	$1,297.3	$18,162.0	$(24,691.3)	$14,625.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$55.4	$39.0	$21.7	$642.4	$—	$758.5
Accounts payable to affiliates	67.3	458.3	12.4	730.8	(1,268.8)	—
Total current liabilities	122.7	497.3	34.1	1,373.2	(1,268.8)	758.5
DUE TO AFFILIATES	1,402.9	3,559.2	753.9	3,805.3	(9,521.3)	—
LONG-TERM DEBT	2,841.8	149.2	1,106.0	653.7	—	4,750.7
OTHER LIABILITIES	—	3.1	—	487.8	(104.2)	386.7
ENSCO SHAREHOLDERS' EQUITY (DEFICIT)	8,730.0	2,551.7	(596.7)	11,844.1	(13,797.0)	8,732.1
NONCONTROLLING INTERESTS	—	—	—	(2.1)	—	(2.1)
Total equity (deficit)	8,730.0	2,551.7	(596.7)	11,842.0	(13,797.0)	8,730.0
	$13,097.4	$6,760.5	$1,297.3	$18,162.0	$(24,691.3)	$14,625.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2018 (In millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities of continuing operations	$28.3	$(87.8)	$(56.6)	$98.1	$—	$(18.0)
INVESTING ACTIVITIES
Maturities of short-term investments	599.0	—	—	—	—	599.0
Purchases of short-term investments	(414.0)	—	—	—	—	(414.0)
Additions to property and equipment	—	—	—	(331.9)	—	(331.9)
Sale of affiliate debt	479.0	—	—	—	(479.0)	—
Purchase of affiliate debt	(552.5)	—	—	—	552.5	—
Other	—	—	—	2.9	—	2.9
Net cash provided by (used in) investing activities of continuing operations	111.5	—	—	(329.0)	73.5	(144.0)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,000.0	—	—	—	—	1,000.0
Reduction of long-term borrowings	(159.9)	—	(537.8)	—	(73.5)	(771.2)
Debt financing costs	(17.0)	—	—	—	—	(17.0)
Cash dividends paid	(9.0)	—	—	—	—	(9.0)
Advances from (to) affiliates	(831.5)	87.8	584.9	158.8	—	—
Other	(1.9)	—	—	(0.6)	—	(2.5)
Net cash provided by (used in) financing activities	(19.3)	87.8	47.1	158.2	(73.5)	200.3
Net cash provided by discontinued operations	—	—	—	2.5	—	2.5
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.7)	—	(.7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	120.5	—	(9.5)	(70.9)	—	40.1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	185.2	—	25.6	234.6	—	445.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$305.7	$—	$16.1	$163.7	$—	$485.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2017 (In millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities of continuing operations	$(17.8)	$(50.5)	$(53.9)	$252.7	$—	$130.5
INVESTING ACTIVITIES
Maturities of short-term investments	65.1	—	—	831.9	—	897.0
Purchases of short-term investments	(563.0)	—	—	(571.8)	—	(1,134.8)
Additions to property and equipment	—	—	—	(332.6)	—	(332.6)
Purchase of affiliate debt	(316.3)	—	—	—	316.3	—
Other	—	—	—	1.7	—	1.7
Net cash used in investing activities of continuing operations	(814.2)	—	—	(70.8)	316.3	(568.7)
FINANCING ACTIVITIES
Reduction of long-term borrowings	(220.7)	—	—	—	(316.3)	(537.0)
Cash dividends paid	(6.2)	—	—	—	—	(6.2)
Debt financing costs	(5.5)	—	—	—	—	(5.5)
Advances from affiliates	247.7	50.5	37.9	(336.1)	—	—
Other	(2.6)	—	—	(1.0)	—	(3.6)
Net cash provided by (used in) financing activities	12.7	50.5	37.9	(337.1)	(316.3)	(552.3)
Net cash used in discontinued operations	—	—	—	(0.2)	—	(0.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.6	—	.6
NET DECREASE IN CASH AND CASH EQUIVALENTS	(819.3)	—	(16.0)	(154.8)	—	(990.1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	892.6	—	19.8	247.3	—	1,159.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$73.3	$—	$3.8	$92.5	$—	$169.6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2018 and for the three-month and six-month periods ended June 30, 2018 and 2017 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2017. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We currently own and operate an offshore drilling rig fleet of 58 rigs, with drilling operations in most of the strategic markets around the globe. We also have three rigs under construction. Our rig fleet includes 12 drillships, nine dynamically positioned semisubmersible rigs, four moored semisubmersible rigs and 36 jackup rigs, including rigs under construction. We operate the world's largest fleet amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

Our Industry

Oil prices increased significantly during the second half of 2017 and into the first half of 2018, with prices remaining above $70 per barrel for most of the second quarter. While commodity prices have improved, we expect near-term market conditions to remain challenging and the recovery in demand for contract drilling services to be gradual with different segments of the market recovering more quickly than others. In addition to a sustained increase in commodity prices, we believe further improvements in demand coupled with a reduction in rig supply are necessary to generate meaningful increases in day rates.

While industry conditions remain challenging, we have observed improvements in the shallow-water market as higher levels of customer demand and rig retirements have led to gradually increasing jackup utilization over the past year. Moreover, new floater contracts and open tenders have increased as compared to a year ago due to higher commodity prices and improved break-even economics for deepwater projects. Despite the increase in customer activity, recent contract awards have been subject to an extremely competitive bidding process. The intense pressure on operating day rates in recent periods has resulted in low margin contracts. Therefore, we expect our results from operations to continue to decline in 2018 as current contracts with above market rates expire and new contracts are executed at lower rates.

Liquidity Position

We have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We periodically rely on the issuance of debt and/or equity securities to supplement our liquidity needs. Based on our balance sheet, our contractual backlog and $2.0 billion available under our Credit Facility, we expect to fund our short-term and long-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents, short-term investments, operating cash flows and, if necessary, funds borrowed under our Credit Facility or other future financing arrangements. We remain focused on our liquidity and over the past several years have executed a number of transactions to significantly improve our financial position and manage our debt maturities.

Cash and Debt

As of June 30, 2018, we had $5.0 billion in total debt outstanding, representing approximately 37.2% of our total capitalization. We also had $740.5 million in cash and cash equivalents and short-term investments and $2.0 billion of undrawn capacity under our Credit Facility.

In January 2018, we issued $1.0 billion aggregate principal amount of unsecured 7.75% senior notes due 2026. Net proceeds of $983.5 million from the 2026 Notes were partially used to fund the repurchase and redemption of $237.6 million principal amount of our 8.50% senior notes due 2019, $328.0 million principal amount of our 6.875% senior notes due 2020 and $156.2 million principal amount of our 4.70% senior notes due 2021. During the first quarter, we recognized a pre-tax loss from debt extinguishment of $19.0 million, net of discounts, premiums, debt issuance costs and commissions.

Following the debt offering, repurchases and redemption, our only debt maturities until 2024 are $122.9 million during 2020 and $113.5 million during 2021.

Backlog

As of June 30, 2018, our backlog was $2.3 billion as compared to $2.8 billion as of December 31, 2017. Our backlog declined primarily due to revenues realized during the year, partially offset by new contract awards and contract extensions. As current contracts expire, we will likely experience further declines in backlog, which will result in a decline in revenues and operating cash flows over the near-term. Contract backlog was adjusted for drilling contracts signed or terminated after each respective balance sheet date but prior to filing our annual and quarterly reports on February 27, 2018 and July 26, 2018, respectively.

In July 2018, we executed a contract amendment for ENSCO DS-8, which primarily modified the scheduled cost escalations, bonus scheme and priced option, but did not change the day rate or primary term of the firm contracted period. Our operating results will not be significantly impacted as a result of the amendment.
BUSINESS ENVIRONMENT

Floaters

The floater contracting environment continues to be challenged due to reduced demand, as well as excess newbuild supply. Floater demand has declined significantly in recent years due to lower commodity prices which have caused our customers to reduce capital expenditures, resulting in the cancellation and delay of drilling programs. During the past several quarters, we have observed increased activity that is translating into marginal improvements in near-term utilization; however, further improvements in demand and/or reductions in supply will be necessary before meaningful increases in utilization and day rates are realized.

During the first quarter, we extended the contract for ENSCO 8503 by two wells and executed one-well and two-well contracts for ENSCO 8505.

In April 2018, our customer terminated the contract for ENSCO 8504 due to force majure.

During the second quarter, we executed a 100-day contract for ENSCO 8503 that contains two one-well priced options. The contract is expected to commence in November 2018 in the U.S. Gulf of Mexico. We also extended the contract for ENSCO DS-12 for approximately 45 days.

During the first quarter, we began marketing the ENSCO 5005 for sale and classified this rig as held-for-sale as of March 31, 2018. In April 2018, we sold ENSCO 7500 for scrap and recognized an insignificant pre-tax gain within loss from discontinued operations, net, in our condensed consolidated statement of operations. During the second quarter, we began marketing for sale ENSCO 6001 and classified this rig as held-for-sale as of June 30, 2018. The rig was sold for scrap in July 2018, resulting in an insignificant pre-tax loss that will be recognized during the third quarter.

There are approximately 42 newbuild drillships and semisubmersible rigs reported to be under construction, of which approximately eight are scheduled to be delivered by the end of 2018. Nearly all newbuild floaters are uncontracted. Several newbuild deliveries have already been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.
Drilling contractors have retired approximately 111 floaters since the beginning of the downturn. Approximately 24 floaters older than 30 years of age are currently idle, approximately 16 additional floaters older than 30 years have contracts that will expire by year-end 2018 without follow-on work and a further 12 floaters between 15 and 30 years old have been idle for more than two years. Operating costs associated with keeping these rigs idle as well as expenditures required to re-certify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs.
Jackups

Demand for jackups has improved with increased tendering activity observed in the past several quarters off historic lows; however, day rates remain depressed due to the oversupply of rigs.
During the first quarter, we executed a seven-well contract for ENSCO 72, a three-well extension and a one-well contract for ENSCO 101 and a one-well extension for ENSCO 121. We also executed two short-term contracts for ENSCO 68.
In April 2018, we executed three-year contracts with Saudi Aramco for ENSCO 140, ENSCO 141 and ENSCO 108 for drilling operations offshore Saudi Arabia. ENSCO 140 commenced drilling operations during July 2018, and we expect ENSCO 141 and ENSCO 108 to commence drilling operations during the third and fourth quarters of 2018, respectively.
Additionally, during the second quarter, we executed a ten-month contract for ENSCO 115 and short-term contracts and extensions for ENSCO 75, ENSCO 87, ENSCO 121 and ENSCO 122. The ENSCO 115 contact is expected to commence during the first quarter of 2019.
During the second quarter, we sold ENSCO 81 and ENSCO 82 and recognized an insignificant pre-tax gain in our condensed consolidated statement of operations for the quarter ended June 30, 2018. Additionally, we began marketing ENSCO 80 and classified this rig as held-for-sale as of June 30, 2018.
There are approximately 91 newbuild jackup rigs reported to be under construction, of which approximately 49 are scheduled to be delivered by the end of 2018. All newbuild jackups are uncontracted. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that additional rigs may be delayed or cancelled given limited contracting opportunities.

Drilling contractors have retired approximately 66 jackups since the beginning of the downturn. Approximately 108 jackups older than 30 years are idle and approximately 59 jackups that are 30 years or older have contracts expiring by the end of 2018 without follow-on work. Expenditures required to re-certify these aging rigs may prove cost prohibitive and drilling contractors may instead elect to scrap or cold-stack these rigs. We expect jackup scrapping and cold-stacking to continue during 2018 and into 2019.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and deemphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns.  Consistent with this strategy, we recently scrapped two floaters and two jackup rigs. Additionally, we are currently marketing for sale ENSCO 80 and ENSCO 5005, both of which are older, less capable assets, as part of our fleet high-grading strategy.

Following the Merger, we continue to focus on our fleet management strategy in light of the new composition of our rig fleet. As part of this strategy, we may act opportunistically from time to time to monetize assets to enhance shareholder value and improve our liquidity profile, in addition to selling or disposing of older, lower-specification or non-core rigs.
RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month and six-month periods ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$458.5	$457.5	$875.5	$928.6
Operating expenses
Contract drilling (exclusive of depreciation)	344.3	291.3	669.5	569.4
Depreciation	120.7	107.9	235.9	217.1
General and administrative	26.1	30.5	54.0	56.5
Operating income (loss)	(32.6)	27.8	(83.9)	85.6
Other expense, net	(84.8)	(53.2)	(155.5)	(110.9)
Provision for income taxes	24.7	19.3	43.1	43.4
Loss from continuing operations	(142.1)	(44.7)	(282.5)	(68.7)
Income (loss) from discontinued operations, net	(8.0)	.4	(8.1)	(.2)
Net loss	(150.1)	(44.3)	(290.6)	(68.9)
Net income attributable to noncontrolling interests	(.9)	(1.2)	(.5)	(2.3)
Net loss attributable to Ensco	$(151.0)	$(45.5)	$(291.1)	$(71.2)

Revenues increased $1.0 million for the three-month period ended June 30, 2018, as compared to the prior year quarter, primarily due to the addition of Atwood rigs to the fleet and the commencement of ENSCO DS-10 drilling operations during the first quarter of 2018, offset by lower average day rates across the fleet. For the six-month period ended June 30, 2018, revenues declined $53.1 million, or 6%, as compared to the prior year period, primarily due to lower average day rates across the fleet which more than offset the increase from the addition of Atwood rigs and the commencement of ENSCO DS-10 drilling operations during the first quarter of 2018.

Contract drilling expense increased $53.0 million, or 18%, and $100.1 million, or 18%, for the three-month and six-month periods ended June 30, 2018, as compared to the prior periods, primarily due to the addition of Atwood rigs to the fleet, the commencement of ENSCO DS-10 drilling operations during the first quarter of 2018 and integration-related costs.

Depreciation expense increased $12.8 million, or 12%, and $18.8 million, or 9%, respectively, for the three-month and six-month periods ended June 30, 2018, as compared to the prior periods, primarily due to the addition of Atwood rigs to the fleet and the commencement of ENSCO DS-10 drilling operations. This increase was partially offset by lower depreciation expense on two non-core floaters and one non-core jackup that were impaired to scrap during the fourth quarter of 2017.

General and administrative expenses declined by $4.4 million, or 14%, and $2.5 million, or 4%, for the three-month and six-month periods ended June 30, 2018, respectively, primarily due to lower Merger-related costs and accrued performance-based compensation.

Other expense, net, increased $31.6 million for the three-month period ended June 30, 2018, as compared to the prior year quarter, primarily due to higher debt balances and average interest rates resulting from the debt transactions we undertook during the first quarter of 2018, lower capitalized interest due to the decline in the amount of capital invested in newbuild construction and foreign currency losses. In addition, other expense, net, for the current period included measurement period adjustments related to the Merger resulting in a reduction to the bargain purchase gain.

Other expense, net, increased $44.6 million for the six-month period ended June 30, 2018, as compared to the prior year period, primarily due to higher interest expense resulting from the debt transactions we undertook during the first quarter of 2018, the pre-tax loss on debt extinguishment associated with those transactions, foreign currency losses and lower interest income. These declines were partially offset by measurement period adjustments related to the Merger resulting in additional bargain purchase gain.

Income (loss) from discontinued operations, net, included a $7.5 million discrete tax expense related to the sale of ENSCO 7500 in April 2018.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment, rigs under construction and rigs held-for-sale as of June 30, 2018 and 2017:

	2018	2017
Floaters(1)(2)(3)	22	19
Jackups(3)(4)	34	32
Under construction(1)(5)	3	2
Held-for-sale(3)(6)	3	2
Total	62	55

(1)	During the third quarter of 2017, we accepted delivery of ENSCO DS-10.

(2)	During the fourth quarter of 2017, we added ENSCO DS-11, ENSCO DS-12, ENSCO DPS-1 and ENSCO MS-1 from the Merger.

(3)	During the first quarter of 2018, we classified ENSCO 5005, ENSCO 81 and ENSCO 82 as held-for-sale. During the second quarter of 2018, we classified ENSCO 6001 and ENSCO 80 as held-for-sale.

(4)	During the fourth quarter of 2017, we added ENSCO 111, ENSCO 112, ENSCO 113, ENSCO 114 and ENSCO 115 from the Merger.

(5)	During the fourth quarter of 2017, we added ENSCO DS-13 and ENSCO DS-14 from the Merger, both of which are under construction.

(6)	During the third quarter of 2017, we sold ENSCO 52. During the second quarter of 2018, we sold ENSCO 7500, ENSCO 81 and ENSCO 82.

The following table summarizes our rig utilization and average day rates by reportable segment for the three-month and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rig Utilization(1)
Floaters	53%	43%	48%	45%
Jackups	66%	64%	63%	64%
Total	61%	56%	57%	57%
Average Day Rates(2)
Floaters	$237,513	$338,675	$248,576	$337,611
Jackups	78,408	88,583	76,011	87,468
Total	$135,343	$155,946	$133,988	$156,200

(1)
Rig utilization is derived by dividing the number of days under contract by the number of days in the period. Days under contract equals the total number of days that rigs have earned and recognized day rate revenue, including days associated with early contract terminations, compensated downtime and mobilizations. When revenue is earned but is deferred and amortized over a future period, for example, when a rig earns revenue while mobilizing to commence a new contract or while being upgraded in a shipyard, the related days are excluded from days under contract.

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

Three Months Ended June 30, 2018

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$284.9	$158.7	$14.9	$458.5	$—	$458.5
Operating expenses
Contract drilling (exclusive of depreciation)	203.7	126.8	13.8	344.3	—	344.3
Depreciation	80.8	36.5	—	117.3	3.4	120.7
General and administrative	—	—	—	—	26.1	26.1
Operating income (loss)	$0.4	$(4.6)	$1.1	$(3.1)	$(29.5)	$(32.6)

Three Months Ended June 30, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$264.0	$178.9	$14.6	$457.5	$—	$457.5
Operating expenses
Contract drilling (exclusive of depreciation)	145.6	132.3	13.4	291.3	—	291.3
Depreciation	72.0	31.6	—	103.6	4.3	107.9
General and administrative	—	—	—	—	30.5	30.5
Operating income	$46.4	$15.0	$1.2	$62.6	$(34.8)	$27.8

Six Months Ended June 30, 2018

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$543.9	$302.1	$29.5	$875.5	$—	$875.5
Operating expenses
Contract drilling (exclusive of depreciation)	388.8	253.7	27.0	669.5	—	669.5
Depreciation	156.1	73.0	—	229.1	6.8	235.9
General and administrative	—	—	—	—	54.0	54.0
Operating income (loss)	$(1.0)	$(24.6)	$2.5	$(23.1)	$(60.8)	$(83.9)

Six Months Ended June 30, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$548.8	$350.7	$29.1	$928.6	$—	$928.6
Operating expenses
Contract drilling (exclusive of depreciation)	292.0	250.9	26.5	569.4	—	569.4
Depreciation	144.8	63.7	—	208.5	8.6	217.1
General and administrative	—	—	—	—	56.5	56.5
Operating income	$112.0	$36.1	$2.6	$150.7	$(65.1)	$85.6

Floaters

Floater revenue increased $20.9 million, or 8%, for the three-month period ended June 30, 2018, as compared to the prior year quarter, primarily due to the addition of Atwood rigs to the fleet and the commencement of ENSCO DS-10 drilling operations during the first quarter of 2018. This increase was partially offset by lower average day rates across the fleet. For the six-month period ended June 30, 2018, floater revenues declined $4.9 million, or 1%, as compared to the prior year period, as lower average day rates across the fleet more than offset the addition of the Atwood rigs and the commencement of ENSCO DS-10 drilling operations.

Floater contract drilling expense increased $58.1 million, or 40%, and $96.8 million, or 33%, for the three-month and six-month periods ended June 30, 2018, respectively, as compared to the prior year periods, primarily due to the addition of Atwood rigs to the fleet and the commencement of ENSCO DS-10 drilling operations during the first quarter of 2018. The increase was partially offset by costs incurred in the prior year to settle a previously disclosed legal contingency and lower contract preparation costs in the current period.

Floater depreciation expense increased $8.8 million, or 12%, and 11.3 million, or 8%, for the three-month and six-month periods ended June 30, 2018, as compared to the prior year periods, primarily due to the addition of Atwood rigs and the commencement of depreciation on the ENSCO DS-10, partially offset by lower depreciation expense on two non-core floaters that were impaired to scrap during the fourth quarter of 2017.

Jackups

Jackup revenues declined $20.2 million, or 11%, and $48.6 million, or 14%, for the three-month and six-month periods ended June 30, 2018, respectively, primarily due to lower average day rates, the sale of the ENSCO 52 and ENSCO 104 termination payments recognized during the prior year period. These declines were partially offset by the addition of Atwood rigs to the fleet.

Jackup contract drilling expense declined $5.5 million, or 4%, for the three-month period ended June 30, 2018, as compared to the prior year quarter, primarily due to rigs that were undergoing shipyard projects during the prior period, the sale of ENSCO 52 and lower stacking costs on idle rigs, partially offset by the addition of Atwood rigs to the fleet.

Jackup contract drilling expense increased $2.8 million, or 1%, for the six-month period ended June 30, 2018, as compared to the prior year period, primarily due to the addition of Atwood rigs to the fleet and higher stacking costs, partially offset by the sale of ENSCO 52 and lower contract preparation costs in the current period.

Jackup depreciation expense for the three-month and six-month period ended June 30, 2018 increased $4.9 million, or 16%, and $9.3 million, or 15%, respectively, as compared to the prior year periods, primarily due to the addition of Atwood rigs to the fleet.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month and six-month periods ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$3.9	$7.6	$6.9	$14.8
Interest expense, net:
Interest expense	(86.9)	(73.9)	(170.9)	(149.3)
Capitalized interest	11.2	13.6	29.6	30.4
	(75.7)	(60.3)	(141.3)	(118.9)
Other, net	(13.0)	(.5)	(21.1)	(6.8)
	$(84.8)	$(53.2)	$(155.5)	$(110.9)

Interest income for the three-month and six-month periods ended June 30, 2018 declined as compared to the prior year periods as a result of lower average short-term investment balances.

Interest expense for the three-month and six-month periods ended June 30, 2018 increased as compared to the prior year periods due to the higher debt balance and average interest rates resulting from the debt transactions we undertook during January 2018. Interest expense capitalized during the three-month and six-month periods ended June 30, 2018 declined as compared to the prior year periods due to a decline in the amount of capital invested in newbuild construction, resulting from the commencement of drilling operations on ENSCO DS-10.

Other expense, net, for the three-month period ended June 30, 2018 included foreign currency losses as discussed below and measurement period adjustments related to the Merger resulting in an $8.3 million decline in bargain purchase gain.

Other expense, net, for the six-month period ended June 30, 2018 included a pre-tax loss of $19.0 million related to the repurchase and redemption of senior notes in the first quarter of 2018 and foreign currency losses as discussed below. These losses were partially offset by measurement period adjustments related to the Merger resulting in $8.3 million of additional bargain purchase gain.

Other expense, net, for the six-month period ended June 30, 2017 included a pre-tax loss of $6.2 million related to the January 2017 debt exchange.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange losses of $5.7 million and $12.0 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three-month and six-month periods ended June 30, 2018, respectively. These losses were primarily attributable to a strengthening U.S. dollar and the devaluation of the Angolan kwanza. Net foreign currency exchange losses of $2.4 million and $4.1 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three-month and six-month periods ended June 30, 2017, respectively.

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

Discrete income tax benefit for the three-month period ended June 30, 2018 was $2.3 million and was primarily attributable to U.S. tax reform, partially offset by discrete tax expense related to rig sales and unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax expense for the three-month period ended June 30, 2017 was $2.2 million and was primarily attributable to the debt exchange and repurchases we undertook during the first quarter of 2017 and a settlement of a previously disclosed legal contingency. Excluding the aforementioned discrete tax items, income tax expense for the three-month periods ended June 30, 2018 and 2017 was $27.0 million and $17.1 million, respectively. The $9.9 million increase in income tax expense as compared to the prior year period was primarily due to U.S. tax reform and an increase in the relative components of our earnings, excluding discrete items, generated in tax jurisdictions with higher tax rates, partially offset by overall lower income levels.

Discrete income tax benefit for the six-month period ended June 30, 2018 was $11.2 million and was primarily attributable to U.S. tax reform and a restructuring transaction, partially offset by discrete tax expense related to repurchase and redemption of senior notes, the effective settlement of liabilities for unrecognized tax benefits associated with tax positions taken in prior years and rig sales. Discrete income tax expense for the six-month period ended June 30, 2017 was $9.8 million and was primarily attributable to the debt exchange and repurchases we undertook during the first quarter of 2017, a restructuring transaction, the effective settlement of a liability for unrecognized tax benefits associated with a tax position taken in prior years and a settlement of a previously disclosed legal contingency. Excluding the aforementioned discrete tax items, income tax expense for the six-month periods ended June 30, 2018 and 2017 was $54.3 million and $33.6 million, respectively. The $20.7 million increase in income tax expense as compared to the prior year period was primarily due to U.S. tax reform and an increase in the relative components of our earnings, excluding discrete items, generated in tax jurisdictions with higher tax rates, partially offset by overall lower income levels.

LIQUIDITY AND CAPITAL RESOURCES

We have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We periodically rely on the issuance of debt and/or equity securities to supplement our liquidity needs. A substantial portion of our cash has been invested in the expansion and enhancement of our fleet of drilling rigs through newbuild construction, acquisitions and upgrade projects. We expect that cash flow generated from operations during 2018 will primarily be used to fund capital expenditures and repurchase debt.

Based on our balance sheet, our contractual backlog and $2.0 billion available under our Credit Facility, we expect to fund our short-term and long-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents, short-term investments, operating cash flows and, if necessary, funds borrowed under our Credit Facility or other future financing arrangements. We remain focused on our liquidity and over the past several years have executed a number of transactions to significantly improve our financial position and manage our debt maturities.

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

Our Board of Directors declared a $0.01 quarterly cash dividend during the second quarter. Our Credit Facility prohibits us from paying dividends in excess of $0.01 per share per fiscal quarter. Dividends in excess of this amount would require the amendment or waiver of such provisions. The declaration and amount of future dividends is at the discretion of our Board of Directors. In the future, our Board of Directors may, without advance notice, determine to suspend our dividend in order to maintain our financial flexibility and best position us for long-term success.

During the six-month period ended June 30, 2018, our primary source of cash was $1.0 billion in proceeds from the issuance of senior notes and $185.0 million in net maturities of short-term investments. Our primary uses of cash for the same period were $771.2 million for the repurchase and redemption of outstanding debt and $331.9 million for the construction, enhancement and other improvements of our drilling rigs.

During the six-month period ended June 30, 2017, our primary source of cash was $130.5 million generated from operating activities of continuing operations. Our primary uses of cash for the same period were $537.0 million for debt repurchases, $332.6 million for the construction, enhancement and other improvements of our drilling rigs and net purchases of short-term investments of $237.8 million.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the six-month periods ended June 30, 2018 and 2017 were as follows (in millions):

	2018	2017
Cash provided by (used in) operating activities of continuing operations	$(18.0)	$130.5
Capital expenditures
New rig construction	$277.7	$286.6
Rig enhancements	26.5	15.5
Minor upgrades and improvements	27.7	30.5
	$331.9	$332.6

Cash flows from operating activities of continuing operations declined $148.5 million as compared to the prior year period due primarily to declining margins. As challenging industry conditions persist and our remaining above-market, older contracts expire and utilization increases with the execution of new market-rate contracts, our operating cash flows are expected to continue to decline over the near-term.

We currently have one premium jackup rig under construction, ENSCO 123. In January 2018, we made a milestone payment of $207.4 million which was invoiced and included in accounts payable - trade as of December 31, 2017 on our condensed consolidated balance sheet. We have two ultra-deepwater drillships under construction, ENSCO DS-13 and ENSCO DS-14, which are scheduled for delivery in September 2019 and June 2020, respectively, or such earlier date that we elect to take delivery with 45 days' notice. In June 2018, we paid an interim milestone payment of $15.0 million on ENSCO DS-14.

The following table summarizes the cumulative amount of contractual payments made as of June 30, 2018 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2018	2019	2020	Total(2)
ENSCO 123	$275.8	$2.0	$7.6	$—	$285.4
ENSCO DS-13(3)	—	—	83.9	—	83.9
ENSCO DS-14(3)	15.0	—	—	165.0	180.0
	$290.8	$2.0	$91.5	$165.0	$549.3

(1)
Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through June 30, 2018. Contractual payments made by Atwood prior to the Merger for ENSCO DS-13 and ENSCO DS-14 are excluded.

(2)
Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management, holding costs and interest.

(3)
The remaining milestone payments for ENSCO DS-13 and ENSCO DS-14 bear interest at a rate of 4.5% per annum, which accrues during the holding period until delivery. Delivery is scheduled for September 2019 and June 2020 for ENSCO DS-13 and ENSCO DS-14, respectively. Upon delivery, the remaining milestone payments and accrued interest thereon may be financed through a promissory note with the shipyard for each rig. The promissory notes will bear interest at a rate of 5% per annum with a maturity date of December 30, 2022 and will be secured by a mortgage on each respective rig. The remaining milestone payments for ENSCO DS-13 and ENSCO DS-14 are included in the table above in the period in which we expect to take delivery of the rig. However, we may elect to execute the promissory notes and defer payment until December 2022.

The actual timing of these expenditures may vary based on the completion of various construction milestones, which are, to a large extent, beyond our control.

Based on our current projections, we expect capital expenditures during 2018 to include approximately $360.0 million for newbuild construction, approximately $55.0 million for rig enhancement projects and approximately $60.0 million for minor upgrades and improvements. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

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

The following table sets forth the total principal amounts repurchased as a result of the tender offers, redemption and repurchase (in millions):

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price(1)
8.50% Senior notes due 2019	$237.6	$256.8
6.875% Senior notes due 2020	328.0	354.7
4.70% Senior notes due 2021	156.2	159.7
Total	$721.8	$771.2

(1)	Excludes accrued interest paid to holders of the repurchased senior notes.

During the first quarter of 2018, we recognized a pre-tax loss from debt extinguishment of $19.0 million, net of discounts, premiums, debt issuance costs and commissions.

Maturities

Following the January 2018 debt offering, repurchases and redemption, our only debt maturities until 2024 are $122.9 million during 2020 and $113.5 million during 2021.

Debt to Capital

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	June 30, 2018	December 31, 2017
Total debt	$4,994.9	$4,750.7
Total capital (1)	$13,431.1	$13,482.8
Total debt to total capital	37.2%	35.2%
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

As of June 30, 2018, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of June 30, 2018 and December 31, 2017.

Our access to credit and capital markets depends on the credit ratings assigned to our debt, and we do not maintain an investment-grade status. Our current credit ratings, and any additional actual or anticipated downgrades in our credit ratings, could limit our available options when accessing credit and capital markets, or when restructuring or refinancing our debt. In addition, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants, which may further restrict our operations.

Other Financing

We filed an automatically effective shelf registration statement on Form S-3 with the SEC on November 21, 2017, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings. The registration statement expires in November 2020.

Our shareholders approved a new share repurchase program at our annual shareholder meeting held in May 2018. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may repurchase shares up to a maximum of $500.0 million in the aggregate from one or more financial intermediaries under the program, but in no case more than 65.0 million shares. The program terminates in May 2023. Our prior share repurchase program approved by our shareholders in 2013, under which we could repurchase up to a maximum of $2.0 billion in the aggregate, not to exceed 35.0 million shares, terminated in May 2018.

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

Other Commitments

As of June 30, 2018, we were contingently liable for an aggregate amount of $125.4 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of June 30, 2018, we had not been required to make any collateral deposits with respect to these agreements.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$485.5	$445.4
Short-term investments	$255.0	$440.0
Working capital	$913.0	$853.5
Current ratio	2.7	2.1

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of June 30, 2018, we had cash flow hedges outstanding to exchange an aggregate $212.1 million for various foreign currencies.

We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2018, we held derivatives not designated as hedging instruments to exchange an aggregate $153.2 million for various foreign currencies.

If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of June 30, 2018 would approximate $17.9 million. Approximately $13.0 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

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

During the fiscal quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, our Audit Committee has found no credible evidence that Pride or Ensco or any of their current or former employees were aware of or involved in any wrongdoing, and our Audit Committee has found no credible evidence linking Ensco or Pride to any illegal acts committed by our former marketing consultant who provided services to Pride and Ensco in connection with the DSA. We, through independent counsel, have continued to cooperate with the SEC and DOJ, including providing detailed briefings regarding our investigation and findings and responding to inquiries as they arise. We entered into a one-year tolling agreement with the DOJ that expired in December 2016. Our tolling agreement with the SEC expired in June 2018.

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

In August 2017, one of our Brazilian subsidiaries was contacted by the Office of the Attorney General for the Brazilian state of Paraná in connection with a criminal investigation procedure initiated against agents of both SHI and Pride in relation to the DSA.  The Brazilian authorities requested information regarding our compliance program and the findings of our internal investigations. We cooperated with the Office of the Attorney General and provided documents in response to its request.  We cannot predict the scope or ultimate outcome of this procedure or whether any other governmental authority will open an investigation into Pride’s involvement in this matter, or if a proceeding were opened, the scope or ultimate outcome of any such investigation. If the SEC or DOJ determines that violations of the FCPA have occurred, or if any governmental authority determines that we have violated applicable anti-bribery laws, they could seek civil and criminal sanctions, including monetary penalties, against us, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. Our customers, business partners and other stakeholders could seek to take actions adverse to our interests. Further, investigating and resolving such allegations is expensive and could consume significant management time and attention. Although our internal investigation is substantially complete, we cannot predict whether any additional allegations will be made or whether any additional facts relevant to the investigation will be uncovered during the course of the investigation and what impact those allegations and additional facts will have on the timing or conclusions of the investigation. Our Audit Committee will examine any such additional allegations and additional facts and the circumstances surrounding them.

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

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved in our condensed consolidated balance sheet as of June 30, 2018. In August 2016, we initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. The arbitral hearing on liability was held in March 2018, and we are awaiting the tribunal's decision. There can be no assurance as to how this arbitration proceeding will ultimately be resolved.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2017, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $180,000 liability related to these matters was included in accrued liabilities and other in our condensed consolidated balance sheet as of June 30, 2018.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the quarter ended June 30, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs (2)

April 1 - April 30	1,348	$4.54	—	$2,000,000,000
May 1 - May 31	9,459	$5.75	—	$2,000,000,000
June 1 - June 30	89,172	$6.58	—	$500,000,000
Total	99,979	$6.47	—

(1)
During the quarter ended June 30, 2018, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
Our shareholders approved a new repurchase program at our annual shareholder meeting held in May 2018. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may repurchase up to a maximum of $500.0 million in the aggregate from one ore more financial intermediaries under the program, but in no case more than 65.0 million shares. As of June 30, 2018, no shares have been repurchased under the program. The program terminates in May 2023. Our prior share repurchase program approved by our shareholders in 2013, under which we could purchase up to a maximum of $2.0 billion in the aggregate, but in no case more than 35.0 million shares, terminated in May 2018.

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

10.1	Ensco plc 2018 Long-Term Incentive Plan (incorporated to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 22, 2018, File No. 1-8097).
10.2
Form of Ensco plc 2018 Long-Term Incentive Plan Non-Employee Director Restricted Share Unit Award Agreement (incorporated to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 22, 2018, File No. 1-8097).

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

Ensco plc

Date:	July 26, 2018	/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ TOMMY E. DARBY
Tommy E. Darby Controller (principal accounting officer)