Form 10-Q
period 2018-09-30
Ensco plc
filed 2018-10-30
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☐

		Emerging-growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☒

As of October 23, 2018, there were 437,100,203 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; the proposed transaction with Rowan Companies plc ("Rowan"); dividends; expected utilization, day rates, revenues, operating expenses, contract terms, contract backlog, capital expenditures, insurance, financing and funding; expected work commitments, awards and contracts; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effects of declines in commodity prices; expected divestitures of assets; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory complexity; our program to high-grade the rig fleet by investing in new equipment and divesting selected assets and underutilized rigs; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.

Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•	our ability to complete the combination with Rowan;

•	failure, difficulties and delays in meeting conditions required for closing set forth in the Rowan transaction agreement;

•	our ability to obtain requisite regulatory, court and shareholder approval and satisfy the other conditions to the consummation of the transaction with Rowan;

•
the potential impact of the announcement or implementation of the transaction with Rowan on relationships, including with employees, suppliers, customers, competitors, lenders and credit rating agencies;

•	our ability to successfully integrate Rowan's operations and employees and to realize synergies and cost savings;

•	our ability to successfully integrate the business, operations and employees of Atwood Oceanics, Inc. ("Atwood") and to realize synergies and cost savings in connection with our acquisition of Atwood;

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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of September 30, 2018, the related condensed consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended September 30, 2018 and 2017, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
October 30, 2018

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
OPERATING REVENUES	$430.9	$460.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	327.1	285.8
Depreciation	120.6	108.2
General and administrative	25.1	30.4
	472.8	424.4
OPERATING INCOME (LOSS)	(41.9)	35.8
OTHER INCOME (EXPENSE)
Interest income	3.6	7.5
Interest expense, net	(72.2)	(48.1)
Other, net	(9.1)	.2
	(77.7)	(40.4)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(119.6)	(4.6)
PROVISION FOR INCOME TAXES
Current income tax expense (benefit)	(5.7)	14.9
Deferred income tax expense	29.0	8.5
	23.3	23.4
LOSS FROM CONTINUING OPERATIONS	(142.9)	(28.0)
LOSS FROM DISCONTINUED OPERATIONS, NET	—	(.2)
NET LOSS	(142.9)	(28.2)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.1)	2.8
NET LOSS ATTRIBUTABLE TO ENSCO	$(145.0)	$(25.4)
LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.33)	$(0.08)
Discontinued operations	—	—
	$(0.33)	$(0.08)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	434.4	301.2

CASH DIVIDENDS PER SHARE	$0.01	$0.01
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING REVENUES	$1,306.4	$1,388.8
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	996.6	855.2
Depreciation	356.5	325.3
General and administrative	79.1	86.9
	1,432.2	1,267.4
OPERATING INCOME (LOSS)	(125.8)	121.4
OTHER INCOME (EXPENSE)
Interest income	10.5	22.3
Interest expense, net	(213.5)	(167.0)
Other, net	(30.2)	(6.6)
	(233.2)	(151.3)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(359.0)	(29.9)
PROVISION FOR INCOME TAXES
Current income tax expense	21.5	32.3
Deferred income tax expense	44.9	34.5
	66.4	66.8
LOSS FROM CONTINUING OPERATIONS	(425.4)	(96.7)
LOSS FROM DISCONTINUED OPERATIONS, NET	(8.1)	(.4)
NET LOSS	(433.5)	(97.1)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.6)	.5
NET LOSS ATTRIBUTABLE TO ENSCO	$(436.1)	$(96.6)
LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.99)	$(0.32)
Discontinued operations	(0.02)	—
	$(1.01)	$(0.32)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	434.0	300.9

CASH DIVIDENDS PER SHARE	$0.03	$0.03
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
NET LOSS	$(142.9)	$(28.2)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	(1.9)	1.7
Reclassification of net (gains) losses on derivative instruments from other comprehensive income (loss) into net loss	.7	(.1)
Other	(.1)	.1
NET OTHER COMPREHENSIVE INCOME (LOSS)	(1.3)	1.7

COMPREHENSIVE LOSS	(144.2)	(26.5)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.1)	2.8
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(146.3)	$(23.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
NET LOSS	$(433.5)	$(97.1)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	(6.8)	7.7
Reclassification of net (gains) losses on derivative instruments from other comprehensive income (loss) into net loss	(2.2)	1.1
Other	(.4)	.8
NET OTHER COMPREHENSIVE INCOME (LOSS)	(9.4)	9.6

COMPREHENSIVE LOSS	(442.9)	(87.5)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.6)	.5
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(445.5)	$(87.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$196.0	$445.4
Short-term investments	434.0	440.0
Accounts receivable, net	348.5	345.4
Other current assets	404.0	381.2
Total current assets	1,382.5	1,612.0
PROPERTY AND EQUIPMENT, AT COST	15,544.4	15,332.1
Less accumulated depreciation	2,812.8	2,458.4
Property and equipment, net	12,731.6	12,873.7
OTHER ASSETS	104.5	140.2
	$14,218.6	$14,625.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$225.8	$432.6
Accrued liabilities and other	310.0	325.9
Total current liabilities	535.8	758.5
LONG-TERM DEBT	5,002.6	4,750.7
OTHER LIABILITIES	390.0	386.7
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 460.7 million and 447.1 million shares issued as of September 30, 2018 and December 31, 2017	46.1	44.7
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of September 30, 2018 and December 31, 2017	.1	.1
Additional paid-in capital	7,216.6	7,195.0
Retained earnings	1,082.5	1,532.7
Accumulated other comprehensive income	19.2	28.6
Treasury shares, at cost, 23.6 million and 11.1 million shares as of September 30, 2018 and December 31, 2017	(72.1)	(69.0)
Total Ensco shareholders' equity	8,292.4	8,732.1
NONCONTROLLING INTERESTS	(2.2)	(2.1)
Total equity	8,290.2	8,730.0
	$14,218.6	$14,625.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(433.5)	$(97.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Depreciation expense	356.5	325.3
Deferred income tax expense	44.9	34.5
Share-based compensation expense	31.7	31.3
Amortization, net	(30.7)	(56.2)
Loss on debt extinguishment	19.0	2.6
Loss from discontinued operations, net	8.1	.4
Gain on bargain purchase	(1.8)	—
Other	(5.3)	(18.6)
Changes in operating assets and liabilities	(71.1)	(2.6)
Net cash provided by (used in) operating activities of continuing operations	(82.2)	219.6
INVESTING ACTIVITIES
Maturities of short-term investments	675.0	1,412.7
Purchases of short-term investments	(669.0)	(1,040.0)
Additions to property and equipment	(378.7)	(474.1)
Other	10.0	2.6
Net cash used in investing activities of continuing operations	(362.7)	(98.8)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,000.0	—
Reduction of long-term borrowings	(771.2)	(537.0)
Debt issuance costs	(17.0)	(5.5)
Cash dividends paid	(13.4)	(9.4)
Other	(4.7)	(4.5)
Net cash provided by (used in) financing activities	193.7	(556.4)
Net cash provided by (used in) discontinued operations	2.5	(.4)
Effect of exchange rate changes on cash and cash equivalents	(.7)	.7
DECREASE IN CASH AND CASH EQUIVALENTS	(249.4)	(435.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	445.4	1,159.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$196.0	$724.4

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

The financial data for the three-month and nine-month periods ended September 30, 2018 and 2017 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three-month and nine-month periods ended September 30, 2018 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2018.  We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018, and our quarterly reports on Form 10-Q filed with the SEC on April 26, 2018 and July 26, 2018.

Proposed Rowan Transaction

On October 7, 2018, Ensco plc and Rowan Companies plc ("Rowan") entered into an agreement that provides for the combination of the two companies (the "Transaction Agreement"). Ensco has agreed to acquire the entire issued and to be issued share capital of Rowan in an all-stock transaction (the "Transaction") by way of a scheme of arrangement to be undertaken by Rowan under Part 26 of the UK Companies Act 2006.

Subject to the terms and conditions of the Transaction Agreement, each Class A ordinary share of Rowan will be converted into the right to receive 2.215 Class A ordinary shares of Ensco plc. We estimate the total consideration to be delivered in the Transaction to be approximately $2.3 billion, consisting of approximately 283 million of our shares based on the closing price of $8.11 on October 22, 2018. The value of the Transaction consideration will fluctuate until the closing date based on changes in the price of our shares and the number of shares of Rowan common stock outstanding.

The completion of the Transaction is subject to various closing conditions, including, among others, (i) the receipt of certain approvals from the Rowan and Ensco shareholders, including approval of the allotment and issuance of the Transaction consideration by Ensco's shareholders, (ii) the sanction of the Transaction by the High Court of Justice of England and Wales, (iii) the receipt of certain required regulatory approvals or elapse of certain review periods with respect thereto, including those in the United States, United Kingdom and Kingdom of Saudi Arabia, (iv) the absence of legal restraints prohibiting or restraining the Transaction and (v) the absence of any law or order reasonably expected to result in the dissolution of the Saudi Aramco Offshore Drilling Company, Rowan’s joint venture with Saudi Aramco (the “ARO JV”), or the sale, disposition, forfeiture or nationalization of Rowan’s interest in the

ARO JV. The Transaction is expected to close during the first half of 2019, subject to satisfaction of all conditions to closing.

New Accounting Pronouncements

In August 2018, the FASB issued Update 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract ("Update 2018-15"), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that included an internal-use software license). This update is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect that Update 2018-15 will have on our consolidated financial statements and related disclosures.

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

During 2016, the FASB issued Update 2016-02, Leases (Topic 842) ("Update 2016-02"), which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. During our evaluation of Update 2016-02, we concluded that our drilling contracts contain a lease component. In July 2018, the FASB issued Accounting Standard Update 2018-11, Leases (Topic 842), Target Improvements, which (1) provides for a new transition method whereby entities may elect to adopt the Update using a prospective with cumulative catch-up approach and (2) provides lessors with a practical expedient, by class of underlying asset, to not separate lease and non-lease components when the non-lease component is the predominant element of the combined component. The lessor practical expedient is limited to circumstances in which the non-lease component otherwise would be accounted for under Topic 606 (discussed below). We are currently evaluating the effect these Updates will have on our consolidated financial statements and related disclosures. With respect to leases whereby we are the lessee, we expect to recognize upon adoption on January 1, 2019 lease liabilities and offsetting "right of use" assets ranging from approximately $55 million to $75 million.

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

The amount estimated for variable consideration is only recognized as revenue to the extent that it is probable that a significant reversal will not occur during the contract term. We have applied the optional exemption afforded in Update 2014-09 and have not disclosed the variable consideration related to our estimated future day rate revenues. The remaining duration of our drilling contracts based on those in place as of September 30, 2018 was between approximately one month and four years.

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

We may receive termination fees if certain drilling contracts are terminated by the customer prior to the end of the contractual term. Such compensation is recognized as revenue when our performance obligation is satisfied, the termination fee can be reasonably measured and collection is probable.

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

The following table summarizes our trade receivables, contract assets and contract liabilities (in millions):

	September 30, 2018	December 31, 2017
Current contract assets	$3.0	$3.0
Noncurrent contract assets	$—	$2.8
Current contract liabilities (deferred revenue)	$69.0	$71.9
Noncurrent contract liabilities (deferred revenue)	$13.4	$51.2

Significant changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2017	$5.8	$123.1
Increase due to cash received	—	32.0
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(57.6)
Decrease due to amortization of deferred revenue that was added during the period	—	(15.1)
Decrease due to transfer to receivables during the period	(2.8)	—
Balance as of September 30, 2018	$3.0	$82.4

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. Such costs are deferred and amortized on a straight-line basis over the contract term. Demobilization costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred. Deferred contract costs were included in other current assets and other assets on our condensed consolidated balance sheets and totaled $29.0 million and $40.6 million as of September 30, 2018 and December 31, 2017, respectively. During the three-month and nine-month periods ended September 30, 2018, amortization of such costs totaled $10.1 million and $26.0 million, respectively. During the three-month and nine-month periods ended September 30, 2017, amortization of such costs totaled $7.1 million and $21.8 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in other current assets and other assets on our condensed consolidated balance sheets and totaled $13.0 million and $15.3 million as of September 30, 2018 and December 31, 2017, respectively. During the three-month and nine-month periods ended September 30, 2018, amortization of such costs totaled $3.3 million and $9.6 million, respectively. During the three-month and nine-month periods ended September 30, 2017, amortization of such costs totaled $3.3 million and $9.1 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

Our contract liabilities and deferred costs are amortized on a straight-line basis over the contract term or corresponding certification period to operating revenues and contract drilling expense, respectively. Expected future amortization of our contract liabilities and deferred costs recorded as of September 30, 2018 is set forth in the table below (in millions):

	Remaining 2018	2019	2020	2021 and Thereafter	Total
Amortization of contract liabilities	$23.3	$48.5	$6.4	$4.2	$82.4
Amortization of deferred costs	$11.4	$21.1	$6.8	$2.7	$42.0

Note 3 -Acquisition of Atwood

On October 6, 2017 (the "Merger Date"), we completed a merger transaction (the "Merger") with Atwood Oceanics, Inc. ("Atwood") and Echo Merger Sub, LLC, our wholly-owned subsidiary. Assets acquired and liabilities assumed in the Merger were recorded at their estimated fair values as of the Merger Date under the acquisition method of accounting. When the fair value of the net assets acquired exceeds the consideration transferred in an acquisition, the difference is recorded as a bargain purchase gain in the period in which the transaction occurs. As of September 30, 2018, we have completed our fair value assessments of assets acquired and liabilities assumed.

Assets Acquired and Liabilities Assumed

The provisional amounts recorded for assets acquired and liabilities assumed as of the Merger Date and respective measurement period adjustments were as follows (in millions):

	Amounts Recognized as of Merger Date	Measurement Period Adjustments (1)	Estimated Fair Value
Assets:
Cash and cash equivalents(2)	$445.4	$—	$445.4
Accounts receivable(3)	62.3	(1.6)	60.7
Other current assets	118.1	4.6	122.7
Property and equipment	1,762.0	9.2	1,771.2
Other assets	23.7	(5.1)	18.6
Liabilities:
Accounts payable and accrued liabilities	64.9	(1.1)	63.8
Other liabilities	118.7	6.4	125.1
Net assets acquired	2,227.9	1.8	2,229.7
Less:
Merger consideration	(781.8)		(781.8)
Repayment of Atwood debt	(1,305.9)		(1,305.9)
Bargain purchase gain	$140.2		$142.0

(1)
The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities, primarily related to inventory, capital equipment and other liabilities. The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the Merger Date and did not result from subsequent intervening events. The adjustments recorded resulted in a $6.5 million decrease and a $1.8 million increase to bargain purchase gain during the three-month and nine-month periods ended September 30, 2018, respectively, and are included in other, net, in our condensed consolidated statements of operations.

(2)	Upon closing of the Merger, we utilized acquired cash of $445.4 million and cash on hand from the liquidation of short-term investments to repay Atwood's debt and accrued interest of $1.3 billion.
(3) Gross contractual amounts receivable totaled $64.7 million as of the Merger Date.

Bargain Purchase Gain

The fair values assigned to assets acquired net of liabilities assumed exceeded the consideration transferred, resulting in a bargain purchase gain primarily due to depressed offshore drilling company valuations. Market capitalizations across the offshore drilling industry declined significantly since mid-2014 due to the decline in commodity prices and the related imbalance of supply and demand for drilling rigs. The resulting bargain purchase gain was further driven by the decline in our share price from $6.70 to $5.83 between the last trading day prior to the announcement of the Merger and the Merger Date.

Intangible Assets and Liabilities

We recorded intangible assets totaling $30.1 million representing the estimated fair value of Atwood's firm drilling contracts in place at the Merger Date with favorable contract terms compared to then-market day rates for comparable drilling rigs.

Operating revenues were net of $2.8 million and $8.6 million of asset amortization during the three-month and nine-month periods ended September 30, 2018, respectively. The remaining balance of $5.4 million was included in other assets on our condensed consolidated balance sheet as of September 30, 2018. This balance will be amortized to operating revenues over the remaining drilling contract term on a straight-line basis totaling $2.8 million and $2.6 million during the remainder of 2018 and 2019, respectively.

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
Note 4 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2018
Supplemental executive retirement plan assets	$30.5	$—	$—	$30.5
Total financial assets	$30.5	$—	$—	$30.5
Derivatives, net	$—	$(8.9)	$—	$(8.9)
Total financial liabilities	$—	$(8.9)	$—	$(8.9)

As of December 31, 2017
Supplemental executive retirement plan assets	$30.9	$—	$—	$30.9
Derivatives, net	—	6.8	—	6.8
Total financial assets	$30.9	$6.8	$—	$37.7

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

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
8.50% Senior notes due 2019(1)	$—	$—	$251.4	$252.9
6.875% Senior notes due 2020(1)	128.2	128.3	477.9	473.1
4.70% Senior notes due 2021(1)	112.6	110.9	267.1	265.3
3.00% Exchangeable senior notes due 2024(2)	658.9	851.6	635.7	757.1
4.50% Senior notes due 2024	619.7	537.3	619.3	527.1
8.00% Senior notes due 2024	337.2	336.7	337.9	333.8
5.20% Senior notes due 2025	664.2	585.6	663.6	571.4
7.75% Senior notes due 2026	984.4	995.0	—	—
7.20% Debentures due 2027	149.3	141.7	149.3	141.9
7.875% Senior notes due 2040	375.5	285.1	376.7	258.8
5.75% Senior notes due 2044	972.6	752.6	971.8	690.4
Total	$5,002.6	$4,724.8	$4,750.7	$4,271.8

(1)	The reduction in carrying value of our senior notes due 2019, 2020 and 2021 resulted from repurchases and redemptions during the first quarter 2018. See "Note 7 - Debt" for additional information.

(2)
Our exchangeable senior notes due 2024 (the "2024 Convertible Notes") were issued with a conversion feature. The 2024 Convertible Notes were separated into their liability and equity components on our condensed consolidated balance sheet. The equity component was initially recorded to additional paid-in capital and as a debt discount that will be amortized to interest expense over the life of the instrument. Excluding the unamortized discount, the carrying value of the 2024 Convertible Notes was $835.7 million and $834.0 million as of September 30, 2018 and December 31, 2017, respectively.

The estimated fair values of our senior notes and debentures were determined using quoted market prices, which are level 1 inputs.

The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of September 30, 2018 and December 31, 2017. Our short-

term investments consisted of time deposits with initial maturities in excess of three months but less than one year as of each respective balance sheet date.
Note 5 -Derivative Instruments

Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues are denominated in U.S. dollars; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. We use foreign currency forward contracts to reduce our exposure to foreign currency exchange rate risk.

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in derivative fair value depends on the use of the derivative and whether it qualifies for hedge accounting.  Net liabilities of $8.9 million and net assets of $6.8 million associated with our foreign currency forward contracts were included on our condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.  All of our derivative instruments mature during the next 18 months.  See "Note 4 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$.2	$5.9	$7.0	$.2
Foreign currency forward contracts - non-current(2)	—	.5	.5	.1
	.2	6.4	7.5	.3

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	.2	.9	1.8	.2
Total	$.4	$7.3	$9.3	$.5

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of September 30, 2018, we had cash flow hedges outstanding to exchange an aggregate $187.9 million for various foreign currencies, including $79.0 million for British pounds, $57.5 million for Australian dollars, $20.7 million for euros, $14.0 million for Singapore dollars, $13.9 million for Brazilian reals and $2.8 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive income (loss) were as follows (in millions):

Three Months Ended September 30, 2018 and 2017

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2018	2017	2018	2017	2018	2017
Interest rate lock contracts(3)	$—	$—	$(.1)	$(.1)	$—	$—
Foreign currency forward contracts(4)	(1.9)	1.7	(.6)	.2	(.3)	.3
Total	$(1.9)	$1.7	$(.7)	$.1	$(.3)	$.3

Nine Months Ended September 30, 2018 and 2017

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)(1)		Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2018	2017	2018	2017	2018	2017
Interest rate lock contracts(3)	$—	$—	$(.2)	$(.3)	$—	$—
Foreign currency forward contracts(5)	(6.8)	7.7	2.4	(.8)	(1.5)	(.1)
Total	$(6.8)	$7.7	$2.2	$(1.1)	$(1.5)	$(.1)

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

(4)
During the three-month period ended September 30, 2018, there were $800,000 of losses reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the three-month period ended September 30, 2017, there were no net amounts reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

(5)
During the nine-month period ended September 30, 2018, $1.8 million of gains were reclassified from AOCI into contract drilling expense and $600,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the nine-month period ended September 30, 2017, $1.4 million of losses were reclassified from AOCI into contract drilling expense and $600,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments.  In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2018, we held derivatives not designated as hedging instruments to exchange an aggregate $153.2 million for various foreign currencies, including $89.4 million for euros, $18.8 million for Australian dollars, $11.6 million for Indonesian rupiahs, $11.6 million for British pounds, $8.6 million for Thai bahts and $13.2 million for other currencies.

Net gains of $2.2 million and $2.7 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the three-month periods ended September 30, 2018 and 2017, respectively. Net gains of $9.7 million and $8.9 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the nine-month periods ended September 30, 2018 and 2017, respectively. These gains were partially offset by net foreign currency exchange losses during the respective periods.

As of September 30, 2018, the estimated amount of net losses associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $4.0 million.
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

During the three-month and nine-month periods ended September 30, 2018 and 2017, all income attributable to noncontrolling interests was from continuing operations. The following table is a reconciliation of loss from continuing operations attributable to Ensco shares used in our basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Loss from continuing operations attributable to Ensco	$(145.0)	$(25.2)	$(428.0)	$(96.2)
Income from continuing operations allocated to non-vested share awards(1)	(.2)	(.1)	(.4)	(.3)
Loss from continuing operations attributable to Ensco shares	$(145.2)	$(25.3)	$(428.4)	$(96.5)

(1)
Losses are not allocated to non-vested share awards. Therefore, only dividends attributable to our non-vested share awards are included for the three-month and nine-month periods ended September 30, 2018 and 2017.

Anti-dilutive share awards totaling 1.6 million and 1.7 million were excluded from the computation of diluted EPS for the three-month and nine-month periods ended September 30, 2018. Anti-dilutive share awards totaling 1.3 million were excluded from the computation of diluted EPS for the three-month and nine-month periods ended September 30, 2017.

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

During each reporting period that our average share price exceeds the exchange price, an assumed number of shares required to settle the conversion obligation in excess of the principal amount will be included in our denominator for the computation of diluted EPS using the treasury stock method. Our average share price did not exceed the exchange price during the three-month or nine-month periods ended September 30, 2018 and 2017.
Note 7 -Debt

Senior Notes

On January 26, 2018, we issued $1.0 billion aggregate principal amount of unsecured 7.75% senior notes due 2026 at par (the "2026 Notes"). Interest on the 2026 Notes is payable semiannually on February 1 and August 1 of each year.

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

As of September 30, 2018, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of September 30, 2018 and December 31, 2017.

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
Note 8 -Income Taxes

Historically, we have calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three-month and nine-month periods ended September 30, 2018 and 2017. We used a discrete effective tax rate method to calculate income taxes for the three-month and nine-month periods ended September 30,

2018 and 2017. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax benefit for the three-month period ended September 30, 2018 was $7.9 million and was primarily attributable to an election under recently issued U.S. Treasury Regulations not to apply U.S. 2017 operating losses to deemed repatriated income, which provided for utilization of foreign tax credits that were subject to valuation allowance, and U.S. tax reform, partially offset by discrete tax expense related to the settlement of previously disclosed arbitration proceedings, rig sales and unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax benefit for the nine-month period ended September 30, 2018 was $19.1 million and was primarily attributable to the aforementioned election not to apply U.S. 2017 operating losses to deemed repatriated income, U.S. tax reform and a restructuring transaction, partially offset by discrete tax expense related to the settlement of previously disclosed arbitration proceedings, repurchase and redemption of senior notes, unrecognized tax benefits associated with tax positions taken in prior years and rig sales.

Discrete income tax expense for the three-month period ended September 30, 2017 was $3.2 million primarily attributable to the sale of a rig and resolutions of prior year tax matters. Discrete income tax expense for the nine-month period ended September 30, 2017 was $13.0 million and was primarily attributable to the exchange offers and debt repurchase, rig sales, a restructuring transaction, settlement of a previously disclosed legal contingency, the effective settlement of a liability for unrecognized tax benefits associated with a tax position taken in prior years and other resolutions of prior year tax matters.

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

During the three-month and nine-month periods ended September 30, 2018, we recognized a tax benefit of $400,000 and $12.1 million, respectively, associated with the one-time transition tax on deemed repatriation of the deferred foreign income of our U.S. subsidiaries.

Note 9 -Contingencies
Brazil Internal Investigation

On August 29, 2018, we received a letter from the Division of Enforcement of the SEC informing us that the Division had concluded its investigation into previously disclosed alleged irregularities related to the drilling services agreement with Petrobras for ENSCO DS-5 (the “DSA”) and does not intend to recommend any enforcement action against us. On August 31, 2018, we received a letter from the DOJ stating that it had closed the inquiry into this matter and acknowledging our full cooperation with the investigation. Our investigation did not identify any evidence that Pride International LLC (“Pride”) or Ensco or any of their current or former employees were aware of or involved in any wrongdoing. For additional information about this investigation and the DSA dispute discussed below, see Note 10 to our condensed consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ended June 30, 2018.

In August 2017, one of our Brazilian subsidiaries was contacted by the Office of the Attorney General for the Brazilian state of Paraná in connection with a criminal investigation procedure initiated against agents of both Samsung Heavy Industries, a shipyard in South Korea (“SHI”), and Pride in relation to the DSA. The Brazilian authorities requested information regarding our compliance program and the findings of our internal investigations. We cooperated with the Office of the Attorney General and provided documents in response to its request. We cannot predict the scope or ultimate outcome of this procedure or whether any Brazilian governmental authority will open an investigation into Pride’s involvement in this matter, or if a proceeding were opened, the scope or ultimate outcome of any such investigation.

DSA Dispute

On January 4, 2016, Petrobras sent a notice to us declaring the DSA void effective immediately, reserving its rights and stating its intention to seek any restitution to which it may be entitled. The previously disclosed arbitral hearing on liability related to the matter was held in March 2018. Prior to the arbitration tribunal issuing its decision, we and Petrobras agreed in August 2018 to a settlement of all claims relating to the DSA. No payments were made by either party in connection with the settlement agreement. The parties agreed to normalize business relations and the settlement agreement provides for our participation in current and future Petrobras tenders on the same basis as all other companies invited to these tenders. No losses were recognized during the current period with respect to this settlement as all disputed receivables with Petrobras related to the DSA were fully reserved in 2015.

In November 2016, we initiated separate arbitration proceedings in the U.K. against SHI for any losses we incur in connection with the foregoing Petrobras arbitration. SHI subsequently filed a statement of defense disputing our claim. In January 2018, the arbitration tribunal for the SHI matter issued an award on liability fully in our favor. SHI is liable to us for $10.0 million or damages that we can prove. We have submitted to the tribunal our claim for damages. The arbitral hearing on damages owed to us by SHI is scheduled to take place in the first quarter of 2019. We are unable to estimate the ultimate outcome of recovery for damages at this time.

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

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of September 30, 2018 totaled $124.3 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of September 30, 2018, we had not been required to make collateral deposits with respect to these agreements.
Note 10 -Segment Information

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for the three-month and nine-month periods ended September 30, 2018 and 2017 is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and are included in "Reconciling Items." We measure segment assets as property and equipment.

Three Months Ended September 30, 2018

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$241.8	$173.3	$15.8	$430.9	$—	$430.9
Operating expenses
Contract drilling (exclusive of depreciation)	175.6	136.4	15.1	327.1	—	327.1
Depreciation	77.8	39.3	—	117.1	3.5	120.6
General and administrative	—	—	—	—	25.1	25.1
Operating income (loss)	$(11.6)	$(2.4)	$0.7	$(13.3)	$(28.6)	$(41.9)
Property and equipment, net	$9,501.7	$3,190.2	$—	$12,691.9	$39.7	$12,731.6

Three Months Ended September 30, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$291.9	$153.1	$15.2	$460.2	$—	$460.2
Operating expenses
Contract drilling (exclusive of depreciation)	139.1	132.9	13.8	285.8	—	285.8
Depreciation	72.7	31.6	—	104.3	3.9	108.2
General and administrative	—	—	—	—	30.4	30.4
Operating income (loss)	$80.1	$(11.4)	$1.4	$70.1	$(34.3)	$35.8
Property and equipment, net	$8,545.5	$2,502.4	$—	$11,047.9	$48.5	$11,096.4

Nine Months Ended September 30, 2018

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$785.7	$475.4	$45.3	$1,306.4	$—	$1,306.4
Operating expenses
Contract drilling (exclusive of depreciation)	564.4	390.1	42.1	996.6	—	996.6
Depreciation	233.9	112.3	—	346.2	10.3	356.5
General and administrative	—	—	—	—	79.1	79.1
Operating income (loss)	$(12.6)	$(27.0)	$3.2	$(36.4)	$(89.4)	$(125.8)
Property and equipment, net	$9,501.7	$3,190.2	$—	$12,691.9	$39.7	$12,731.6

Nine Months Ended September 30, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$840.7	$503.8	$44.3	$1,388.8	$—	$1,388.8
Operating expenses
Contract drilling (exclusive of depreciation)	431.1	383.8	40.3	855.2	—	855.2
Depreciation	217.5	95.3	—	312.8	12.5	325.3
General and administrative	—	—	—	—	86.9	86.9
Operating income	$192.1	$24.7	$4.0	$220.8	$(99.4)	$121.4
Property and equipment, net	$8,545.5	$2,502.4	$—	$11,047.9	$48.5	$11,096.4

Information about Geographic Areas

As of September 30, 2018, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters	Jackups	Total(1)
North & South America	8	4	12
Europe & Mediterranean	6	11	17
Middle East & Africa	3	12	15
Asia & Pacific Rim	5	7	12
Asia & Pacific Rim (under construction)	2	1	3
Total	24	35	59

(1)	We provide management services on two rigs owned by third-parties in the U.S. Gulf of Mexico, which are not included in the table above.

Note 11 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Trade	$334.7	$335.4
Other	17.7	33.6
	352.4	369.0
Allowance for doubtful accounts	(3.9)	(23.6)
	$348.5	$345.4

Other current assets consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Inventory	$270.7	$278.8
Prepaid taxes	70.2	43.5
Deferred costs	29.7	29.7
Prepaid expenses	19.5	14.2
Derivative asset	0.4	6.8
Other	13.5	8.2
	$404.0	$381.2

Other assets consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Deferred tax assets	$33.1	$38.8
Supplemental executive retirement plan assets	30.5	30.9
Deferred costs	21.1	37.4
Intangible assets	5.4	15.7
Other	14.4	17.4
	$104.5	$140.2

Accrued liabilities and other consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Personnel costs	$80.9	$112.0
Accrued interest	78.1	83.1
Deferred revenue	69.0	71.9
Taxes	46.8	46.4
Derivative liabilities	8.8	0.4
Other	26.4	12.1
	$310.0	$325.9

Other liabilities consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Unrecognized tax benefits (inclusive of interest and penalties)	$182.8	$178.0
Deferred tax liabilities	62.7	18.5
Intangible liabilities	54.3	59.6
Supplemental executive retirement plan liabilities	32.1	32.0
Personnel costs	24.8	18.1
Deferred revenue	13.4	51.2
Deferred rent	12.1	17.1
Other	7.8	12.2
	$390.0	$386.7

Accumulated other comprehensive income consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Derivative instruments	$13.5	$22.5
Currency translation adjustment	7.4	7.8
Other	(1.7)	(1.7)
	$19.2	$28.6

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

Consolidated revenues by customer for the three-month and nine-month periods ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total(1)	14%	24%	14%	23%
Saudi Aramco(2)	11%	10%	10%	9%
Petrobras(1)	5%	11%	9%	11%
BP(3)	5%	15%	7%	15%
Other	65%	40%	60%	42%
	100%	100%	100%	100%

(1)	During the three-month and nine-month periods ended September 30, 2018 and 2017, all revenues were attributable to our Floaters segment.

(2)	During the three-month and nine-month periods ended September 30, 2018 and 2017, all revenues were attributable to our Jackups segment.

(3)
During the three-month period ended September 30, 2018, 27% of the revenues provided by BP were attributable to our Jackups segment and the remainder was attributable to our Other segment. During the three-month period ended September 30, 2017, 78% of the revenues provided by BP were attributable to our Floaters segment and the remainder was attributable to our Other segment.

During the nine-month period ended September 30, 2018, 33% of the revenues provided by BP were attributable to our Floaters segment, 18% of the revenues were attributable to our Jackups segment and the remainder was attributable to our Other segment. During the nine-month period ended September 30, 2017, 78% of the revenues provided by BP were attributable to our Floaters segment and the remainder was attributable to our Other segment.

Consolidated revenues by region for the three-month and nine-month periods ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Angola(1)	$76.2	$118.9	$209.5	$356.5
Australia(2)	75.1	48.7	207.7	158.6
U.S. Gulf of Mexico(3)	59.3	34.9	172.4	112.2
United Kingdom(4)	55.4	49.1	155.7	117.0
Saudi Arabia(4)	49.0	44.2	131.8	127.4
Brazil(5)	22.1	51.1	118.5	147.6
Egypt(5)	—	53.8	31.2	160.4
Other	93.8	59.5	279.6	209.1
	$430.9	$460.2	$1,306.4	$1,388.8

(1)
During the three-month periods ended September 30, 2018 and 2017, 82% and 85% of the revenues earned in Angola, respectively, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment. During the nine-month periods ended September 30, 2018 and 2017, 87% and 86% of the revenues earned in Angola, respectively, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment.

(2)
During the three-month periods ended September 30, 2018 and 2017, 87% and 92% of the revenues earned in Australia, respectively, were attributable to our Floaters segment, and remaining revenues were attributable to our Jackups segment. During the nine-month periods ended September 30, 2018 and 2017, 94% and 83% of the revenues earned in Australia, respectively, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment.

(3)
During the three-month period ended September 30, 2018, 35% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 39% were attributable to our Jackups segment, and the remaining revenues were attributable to our Other segment. During the three-month period ended September 30, 2017, 21% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 35% were attributable to our Jackups segment and the remaining revenues were attributable to our Other segment. During the nine-month period ended September 30, 2018, 36% of revenues in the U.S. Gulf of Mexico were attributable to our Floaters segment, 38% were attributable to our Jackups segment, and the remaining revenues were attributable to our Other segment. During the nine-month period ended September 30, 2017, 24% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 37% were attributable to our Jackups segment, and the remaining revenues were attributable to our Other segment.

(4)	During the three-month and nine-month periods ended September 30, 2018 and 2017, all revenues earned in the United Kingdom and Saudi Arabia were attributable to our Jackups segment.

(5)	During the three-month and nine-month periods ended September 30, 2018 and 2017, all revenues earned in Brazil and Egypt were attributable to our Floaters segment.

Note 12 -Guarantee of Registered Securities

In connection with the Pride acquisition, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004, between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $422.9 million as of September 30, 2018. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated, a wholly-owned subsidiary of Ensco plc, during 1997, which had an aggregate outstanding principal balance of $150.0 million as of September 30, 2018.

Pride and Ensco International Incorporated are 100% owned subsidiaries of Ensco plc. All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of operations for the three-month and nine-month periods ended September 30, 2018 and 2017; the unaudited condensed consolidating statements of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2018 and 2017; the condensed consolidating balance sheets as of September 30, 2018 (unaudited) and December 31, 2017; and the unaudited condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended September 30, 2018 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$12.1	$40.7	$—	$459.2	$(81.1)	$430.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	15.2	36.4	—	356.6	(81.1)	327.1
Depreciation	—	3.6	—	117.0	—	120.6
General and administrative	10.5	1.9	—	12.7	—	25.1
OPERATING LOSS	(13.6)	(1.2)	—	(27.1)	—	(41.9)
OTHER EXPENSE, NET	(.6)	(32.6)	(19.5)	(29.0)	4.0	(77.7)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(14.2)	(33.8)	(19.5)	(56.1)	4.0	(119.6)
INCOME TAX PROVISION	—	9.5	—	13.8	—	23.3
DISCONTINUED OPERATIONS, NET	—	—	—	—	—	—
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(130.8)	28.2	23.1	—	79.5	—
NET INCOME (LOSS)	(145.0)	(15.1)	3.6	(69.9)	83.5	(142.9)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.1)	—	(2.1)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$(145.0)	$(15.1)	$3.6	$(72.0)	$83.5	$(145.0)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended September 30, 2017 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$13.0	$47.2	$—	$490.1	$(90.1)	$460.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	11.3	43.0	—	321.6	(90.1)	285.8
Depreciation	—	4.0	—	104.2	—	108.2
General and administrative	10.3	5.1	—	15.0	—	30.4
OPERATING INCOME (LOSS)	(8.6)	(4.9)	—	49.3	—	35.8
OTHER INCOME (EXPENSE), NET	3.4	(28.0)	(17.4)	(1.0)	2.6	(40.4)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5.2)	(32.9)	(17.4)	48.3	2.6	(4.6)
INCOME TAX PROVISION	—	11.6	—	11.8	—	23.4
DISCONTINUED OPERATIONS, NET	—	—	—	(.2)	—	(.2)
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(20.2)	29.9	23.2	—	(32.9)	—
NET INCOME (LOSS)	(25.4)	(14.6)	5.8	36.3	(30.3)	(28.2)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	2.8	—	2.8
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$(25.4)	$(14.6)	$5.8	$39.1	$(30.3)	$(25.4)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Nine Months Ended September 30, 2018 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$36.7	$120.8	$—	$1,387.0	$(238.1)	$1,306.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	41.6	109.2	—	1,083.9	(238.1)	996.6
Depreciation	—	10.6	—	345.9	—	356.5
General and administrative	31.0	2.2	—	45.9	—	79.1
OPERATING LOSS	(35.9)	(1.2)	—	(88.7)	—	(125.8)
OTHER EXPENSE, NET	(.1)	(101.1)	(69.5)	(85.9)	23.4	(233.2)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(36.0)	(102.3)	(69.5)	(174.6)	23.4	(359.0)
INCOME TAX PROVISION	—	32.4	—	34.0	—	66.4
DISCONTINUED OPERATIONS, NET	—	—	—	(8.1)	—	(8.1)
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(400.1)	77.7	69.1	—	253.3	—
NET LOSS	(436.1)	(57.0)	(.4)	(216.7)	276.7	(433.5)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.6)	—	(2.6)
NET LOSS ATTRIBUTABLE TO ENSCO	$(436.1)	$(57.0)	$(.4)	$(219.3)	$276.7	$(436.1)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Nine Months Ended September 30, 2017 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$38.5	$137.1	$—	$1,477.3	$(264.1)	$1,388.8
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	33.7	126.4	—	959.2	(264.1)	855.2
Depreciation	—	12.5	—	312.8	—	325.3
General and administrative	33.9	9.4	—	43.6	—	86.9
OPERATING INCOME (LOSS)	(29.1)	(11.2)	—	161.7	—	121.4
OTHER EXPENSE, NET	(10.2)	(86.2)	(53.0)	(13.6)	11.7	(151.3)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(39.3)	(97.4)	(53.0)	148.1	11.7	(29.9)
INCOME TAX PROVISION	—	30.5	—	36.3	—	66.8
DISCONTINUED OPERATIONS, NET	—	—	—	(.4)	—	(.4)
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(57.3)	113.5	69.4	—	(125.6)	—
NET INCOME (LOSS)	(96.6)	(14.4)	16.4	111.4	(113.9)	(97.1)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	.5	—	.5
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$(96.6)	$(14.4)	$16.4	$111.9	$(113.9)	$(96.6)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2018
(In millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
NET INCOME (LOSS)	$(145.0)	$(15.1)	$3.6	$(69.9)	$83.5	$(142.9)
OTHER COMPREHENSIVE LOSS, NET
Net change in derivative fair value	—	(1.9)	—	—	—	(1.9)
Reclassification of net losses on derivative instruments from other comprehensive loss into net income (loss)	—	.7	—	—	—	.7
Other	—	—	—	(.1)	—	(.1)
NET OTHER COMPREHENSIVE LOSS	—	(1.2)	—	(.1)	—	(1.3)
COMPREHENSIVE INCOME (LOSS)	(145.0)	(16.3)	3.6	(70.0)	83.5	(144.2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.1)	—	(2.1)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$(145.0)	$(16.3)	$3.6	$(72.1)	$83.5	$(146.3)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2017
(In millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
NET INCOME (LOSS)	$(25.4)	$(14.6)	$5.8	$36.3	$(30.3)	$(28.2)
OTHER COMPREHENSIVE INCOME, NET
Net change in derivative fair value	—	1.7	—	—	—	1.7
Reclassification of net gains on derivative instruments from other comprehensive income into net income (loss)	—	(.1)	—	—	—	(.1)
Other	—	—	—	.1	—	.1
NET OTHER COMPREHENSIVE INCOME	—	1.6	—	.1	—	1.7
COMPREHENSIVE INCOME (LOSS)	(25.4)	(13.0)	5.8	36.4	(30.3)	(26.5)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	2.8	—	2.8
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$(25.4)	$(13.0)	$5.8	$39.2	$(30.3)	$(23.7)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
Nine Months Ended September 30, 2018
(In millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
NET LOSS	$(436.1)	$(57.0)	$(.4)	$(216.7)	$276.7	$(433.5)
OTHER COMPREHENSIVE LOSS, NET
Net change in derivative fair value	—	(6.8)	—	—	—	(6.8)
Reclassification of net gains on derivative instruments from other comprehensive loss to net loss	—	(2.2)	—	—	—	(2.2)
Other	—	—	—	(.4)	—	(.4)
NET OTHER COMPREHENSIVE LOSS	—	(9.0)	—	(.4)	—	(9.4)
COMPREHENSIVE LOSS	(436.1)	(66.0)	(.4)	(217.1)	276.7	(442.9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.6)	—	(2.6)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(436.1)	$(66.0)	$(.4)	$(219.7)	$276.7	$(445.5)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2017
(In millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
NET INCOME (LOSS)	$(96.6)	$(14.4)	$16.4	$111.4	$(113.9)	$(97.1)
OTHER COMPREHENSIVE INCOME, NET
Net change in derivative fair value	—	7.7	—	—	—	7.7
Reclassification of net losses on derivative instruments from other comprehensive income into net income (loss)	—	1.1	—	—	—	1.1
Other	—	—	—	.8	—	.8
NET OTHER COMPREHENSIVE INCOME	—	8.8	—	.8	—	9.6
COMPREHENSIVE INCOME (LOSS)	(96.6)	(5.6)	16.4	112.2	(113.9)	(87.5)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	.5	—	.5
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$(96.6)	$(5.6)	$16.4	$112.7	$(113.9)	$(87.0)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS September 30, 2018 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$146.7	$—	$5.9	$43.4	$—	$196.0
Short-term investments	434.0	—	—	—	—	434.0
Accounts receivable, net	3.5	—	—	345.0	—	348.5
Accounts receivable from affiliates	1,066.9	455.3	2.1	412.9	(1,937.2)	—
Other	.3	30.1	—	373.6	—	404.0
Total current assets	1,651.4	485.4	8.0	1,174.9	(1,937.2)	1,382.5
PROPERTY AND EQUIPMENT, AT COST	1.8	125.4	—	15,417.2	—	15,544.4
Less accumulated depreciation	1.8	87.7	—	2,723.3	—	2,812.8
Property and equipment, net	—	37.7	—	12,693.9	—	12,731.6
DUE FROM AFFILIATES	3,150.1	430.8	150.0	2,173.6	(5,904.5)	—
INVESTMENTS IN AFFILIATES	8,710.2	3,669.6	1,175.7	—	(13,555.5)	—
OTHER ASSETS	8.8	139.0	—	—	(43.3)	104.5
	$13,520.5	$4,762.5	$1,333.7	$16,042.4	$(21,440.5)	$14,218.6
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$80.9	$20.4	$4.6	$429.9	$—	$535.8
Accounts payable to affiliates	50.0	443.2	19.1	1,424.9	(1,937.2)	—
Total current liabilities	130.9	463.6	23.7	1,854.8	(1,937.2)	535.8
DUE TO AFFILIATES	1,424.4	1,391.3	1,403.4	1,685.4	(5,904.5)	—
LONG-TERM DEBT	3,674.9	149.3	503.7	674.7	—	5,002.6
OTHER LIABILITIES	.1	51.9	—	381.3	(43.3)	390.0
ENSCO SHAREHOLDERS' EQUITY (DEFICIT)	8,290.2	2,706.4	(597.1)	11,448.4	(13,555.5)	8,292.4
NONCONTROLLING INTERESTS	—	—	—	(2.2)	—	(2.2)
Total equity (deficit)	8,290.2	2,706.4	(597.1)	11,446.2	(13,555.5)	8,290.2
	$13,520.5	$4,762.5	$1,333.7	$16,042.4	$(21,440.5)	$14,218.6

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2017 (In millions)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$185.2	$—	$25.6	$234.6	$—	$445.4
Short-term investments	440.0	—	—	—	—	$440.0
Accounts receivable, net	6.9	.4	—	338.1	—	345.4
Accounts receivable from affiliates	351.8	492.7	—	424.3	(1,268.8)	—
Other	—	8.8	—	372.4	—	381.2
Total current assets	983.9	501.9	25.6	1,369.4	(1,268.8)	1,612.0
PROPERTY AND EQUIPMENT, AT COST	1.8	120.8	—	15,209.5	—	15,332.1
Less accumulated depreciation	1.8	77.1	—	2,379.5	—	2,458.4
Property and equipment, net	—	43.7	—	12,830.0	—	12,873.7
DUE FROM AFFILIATES	3,002.1	2,618.0	165.1	3,736.1	(9,521.3)	—
INVESTMENTS IN AFFILIATES	9,098.5	3,591.9	1,106.6	—	(13,797.0)	—
OTHER ASSETS	12.9	5.0	—	226.5	(104.2)	140.2
	$13,097.4	$6,760.5	$1,297.3	$18,162.0	$(24,691.3)	$14,625.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$55.4	$39.0	$21.7	$642.4	$—	$758.5
Accounts payable to affiliates	67.3	458.3	12.4	730.8	(1,268.8)	—
Total current liabilities	122.7	497.3	34.1	1,373.2	(1,268.8)	758.5
DUE TO AFFILIATES	1,402.9	3,559.2	753.9	3,805.3	(9,521.3)	—
LONG-TERM DEBT	2,841.8	149.2	1,106.0	653.7	—	4,750.7
OTHER LIABILITIES	—	3.1	—	487.8	(104.2)	386.7
ENSCO SHAREHOLDERS' EQUITY (DEFICIT)	8,730.0	2,551.7	(596.7)	11,844.1	(13,797.0)	8,732.1
NONCONTROLLING INTERESTS	—	—	—	(2.1)	—	(2.1)
Total equity (deficit)	8,730.0	2,551.7	(596.7)	11,842.0	(13,797.0)	8,730.0
	$13,097.4	$6,760.5	$1,297.3	$18,162.0	$(24,691.3)	$14,625.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2018 (In millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities of continuing operations	$19.7	$(257.2)	$(85.1)	$240.4	$—	$(82.2)
INVESTING ACTIVITIES
Maturities of short-term investments	675.0	—	—	—	—	675.0
Purchases of short-term investments	(669.0)	—	—	—	—	(669.0)
Additions to property and equipment	—	—	—	(378.7)	—	(378.7)
Sale of affiliate debt	479.0	—	—	—	(479.0)	—
Purchase of affiliate debt	(552.5)	—	—	—	552.5	—
Other	—	—	—	10.0	—	10.0
Net cash used in investing activities of continuing operations	(67.5)	—	—	(368.7)	73.5	(362.7)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,000.0	—	—	—	—	1,000.0
Reduction of long-term borrowings	(159.9)	—	(537.8)	—	(73.5)	(771.2)
Debt issuance costs	(17.0)	—	—	—	—	(17.0)
Cash dividends paid	(13.4)	—	—	—	—	(13.4)
Advances from (to) affiliates	(798.5)	257.2	603.2	(61.9)	—	—
Other	(1.9)	—	—	(2.8)	—	(4.7)
Net cash provided by (used in) financing activities	9.3	257.2	65.4	(64.7)	(73.5)	193.7
Net cash provided by discontinued operations	—	—	—	2.5	—	2.5
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.7)	—	(.7)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(38.5)	—	(19.7)	(191.2)	—	(249.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	185.2	—	25.6	234.6	—	445.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$146.7	$—	$5.9	$43.4	$—	$196.0

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2017 (In millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities of continuing operations	$(17.3)	$(68.4)	$(84.9)	$390.2	$—	$219.6
INVESTING ACTIVITIES
Maturities of short-term investments	1,123.1	5.5	—	284.1	—	1,412.7
Purchases of short-term investments	(1,023.0)	—	—	(17.0)	—	(1,040.0)
Additions to property and equipment	—	—	—	(474.1)	—	(474.1)
Purchase of affiliate debt	(316.3)	—	—	—	316.3	—
Other	—	—	—	2.6	—	2.6
Net cash provided by (used in) investing activities of continuing operations	(216.2)	5.5	—	(204.4)	316.3	(98.8)
FINANCING ACTIVITIES
Reduction of long-term borrowings	(220.7)	—	—	—	(316.3)	(537.0)
Cash dividends paid	(9.4)	—	—	—	—	(9.4)
Debt issuance costs	(5.5)	—	—	—	—	(5.5)
Advances from affiliates	95.1	62.9	85.6	(243.6)	—	—
Other	(2.6)	—	—	(1.9)	—	(4.5)
Net cash provided by (used in) financing activities	(143.1)	62.9	85.6	(245.5)	(316.3)	(556.4)
Net cash used in discontinued operations	—	—	—	(.4)	—	(0.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.7	—	.7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(376.6)	—	.7	(59.4)	—	(435.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	892.6	—	19.8	247.3	—	1,159.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$516.0	$—	$20.5	$187.9	$—	$724.4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2018 and for the three-month and nine-month periods ended September 30, 2018 and 2017 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2017. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We currently own and operate an offshore drilling rig fleet of 56 rigs, with drilling operations in most of the strategic markets around the globe. We also have three rigs under construction. Inclusive of rigs under construction, our rig fleet includes 12 drillships, nine dynamically positioned semisubmersible rigs, three moored semisubmersible rigs and 35 jackup rigs. We operate the world's largest fleet amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

Our Industry

Oil prices have increased significantly over the last year, with average prices remaining above $70 per barrel in each of the past two quarters. While commodity prices have improved, we expect near-term market conditions to remain challenging and the recovery in demand for contract drilling services to be gradual with different segments of the market recovering more quickly than others. In addition to a sustained increase in commodity prices, we believe further improvements in demand coupled with a reduction in rig supply are necessary to generate meaningful increases in day rates.

While industry conditions remain challenging, we have observed improvements in the shallow-water market as higher levels of customer demand and rig retirements have led to gradually increasing jackup utilization over the past year. Moreover, new floater contracts and open tenders have increased as compared to a year ago due to higher commodity prices and improved break-even economics for deepwater projects. Despite the increase in customer activity, recent contract awards have been subject to an extremely competitive bidding process. The intense pressure on operating day rates in recent periods has resulted in low margin contracts. Therefore, we expect our results from operations to continue to decline over the near-term as current contracts with above market rates expire and new contracts are executed at lower rates.

Proposed Rowan Transaction

On October 7, 2018, Ensco plc and Rowan Companies plc ("Rowan") entered into an agreement that provides for the combination of the two companies (the "Transaction Agreement"). Ensco has agreed to acquire the entire issued and to be issued share capital of Rowan in an all-stock transaction (the "Transaction") by way of a scheme of arrangement to be undertaken by Rowan under Part 26 of the UK Companies Act 2006.

Subject to the terms and conditions of the Transaction Agreement, each Class A ordinary share of Rowan will be converted into the right to receive 2.215 Class A ordinary shares of Ensco plc. We estimate the total consideration to be delivered in the Transaction to be approximately $2.3 billion, consisting of approximately 283 million of our shares based on the closing price of $8.11 on October 22, 2018. The value of the Transaction consideration will fluctuate until the closing date based on changes in the price of our shares and the number of shares of Rowan common stock outstanding.

The completion of the Transaction is subject to various closing conditions, including, among others, (i) the receipt of certain approvals from the Rowan and Ensco shareholders, including approval of the allotment and issuance of the Transaction consideration by Ensco's shareholders, (ii) the sanction of the Transaction by the High Court of Justice of England and Wales, (iii) the receipt of certain required regulatory approvals or elapse of certain review periods with respect thereto, including those in the United States, United Kingdom and Kingdom of Saudi Arabia, (iv) the absence of legal restraints prohibiting or restraining the Transaction and (v) the absence of any law or order reasonably expected to result in the dissolution of the Saudi Aramco Offshore Drilling Company, Rowan’s joint venture with Saudi Aramco (the “ARO JV”), or the sale, disposition, forfeiture or nationalization of Rowan’s interest in the ARO JV. The Transaction is expected to close during the first half of 2019, subject to satisfaction of all conditions to closing.

Liquidity Position

We remain focused on our liquidity and over the past several years have executed a number of financing transactions to improve our financial position and manage our debt maturities. Based on our balance sheet, our contractual backlog and $2.0 billion available under our Credit Facility, we expect to fund our liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and short-term investments and, if necessary, funds borrowed under our Credit Facility or other future financing arrangements. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs.

Cash and Debt

As of September 30, 2018, we had $5.0 billion in total debt outstanding, representing approximately 37.6% of our total capitalization. We also had $630.0 million in cash and cash equivalents and short-term investments and $2.0 billion of undrawn capacity under our Credit Facility.

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

Backlog

As of September 30, 2018, our backlog was $2.1 billion as compared to $2.8 billion as of December 31, 2017. Our backlog declined primarily due to revenues realized during the year, partially offset by new contract awards and contract extensions. As current contracts expire, we will likely experience further declines in backlog, which will result in a decline in revenues and operating cash flows over the near-term. Contract backlog was adjusted for drilling contracts signed or terminated after each respective balance sheet date but prior to filing our annual and quarterly reports on February 27, 2018 and October 30, 2018, respectively.

BUSINESS ENVIRONMENT

Floaters

The floater contracting environment continues to be challenged due to limited demand, and excess newbuild supply. Floater demand has declined significantly in recent years due to lower commodity prices which have caused our customers to reduce capital expenditures, resulting in the cancellation and delay of drilling programs. During the past several quarters, we have observed increased activity that may translate into marginal improvements in near-term utilization; however, further improvements in demand and/or reductions in supply will be necessary before meaningful increases in utilization and day rates are realized.

During the first quarter, we extended the contract for ENSCO 8503 by two wells and executed one-well and two-well contracts for ENSCO 8505.

During the second quarter, we extended the contract for ENSCO DS-12 by approximately 45 days. Additionally, our customer terminated the contract for ENSCO 8504 due to force majeure.

During the third quarter, we executed a one-well contract for ENSCO DS-9 that is expected to commence in January 2019 offshore French Guiana, a two-well contract for ENSCO DS-12 that is expected to commence in April 2019 offshore Senegal, an eight-well contract for ENSCO 8505 that is expected to commence in January 2019 in the U.S. Gulf of Mexico and a one-well contract for ENSCO 8504 that is expected to commence in April 2019 offshore Japan. We also executed a 100-day contract for ENSCO 8503 that is expected to commence in November 2018 offshore Mexico, replacing a previously reported 100-day contract in the U.S. Gulf of Mexico

During the second and third quarters, we sold ENSCO 7500, and ENSCO 5005 and ENSCO 6001, respectively. All three rig sales were sold for scrap value resulting in insignificant pre-tax gains and losses included in our condensed consolidated statements of operations.

There are approximately 45 newbuild drillships and semisubmersible rigs reported to be under construction, of which approximately 25 are scheduled to be delivered by the end of 2019. Nearly all newbuild floaters are uncontracted. Several newbuild deliveries have already been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.
Drilling contractors have retired approximately 120 floaters since the beginning of the downturn. Approximately 25 floaters older than 30 years of age are currently idle, approximately ten additional floaters older than 30 years have contracts that will expire by year-end 2018 without follow-on work and a further approximately ten floaters between 15 and 30 years old have been idle for more than two years. Operating costs associated with keeping these rigs idle as well as expenditures required to re-certify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs.
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
During the second quarter, we executed three-year contracts with Saudi Aramco for ENSCO 140, ENSCO 141 and ENSCO 108 for drilling operations offshore Saudi Arabia. ENSCO 140 and ENSCO 141 commenced drilling operations during July 2018 and August 2018, respectively, and ENSCO 108 is excepted to commence drilling operations during the fourth quarter. We also executed a ten-month contract for ENSCO 115 and short-term contracts and extensions for ENSCO 75, ENSCO 87, ENSCO 121 and ENSCO 122. The ENSCO 115 contact is expected to commence during the first quarter of 2019.
During the third quarter, we executed a nine-month contract extension for ENSCO 75 and short-term contracts and extensions for ENSCO 68, ENSCO 72, ENSCO 87, ENSCO 102, ENSCO 121 and ENSCO 122.
During the second and third quarters, we sold ENSCO 81 and ENSCO 82, and ENSCO 80, respectively. All three rig sales were sold for scrap value resulting in insignificant pre-tax gains and losses included in our condensed consolidated statements of operations.
There are approximately 85 newbuild jackup rigs reported to be under construction, of which approximately 60 are scheduled to be delivered by the end of 2019. All newbuild jackups are uncontracted. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that additional rigs may be delayed or cancelled given limited contracting opportunities.

Drilling contractors have retired approximately 85 jackups since the beginning of the downturn. Approximately 100 jackups older than 30 years are idle and approximately 35 jackups that are 30 years or older have contracts expiring by the end of 2018 without follow-on work. Expenditures required to re-certify these aging rigs may prove cost prohibitive and drilling contractors may instead elect to scrap or cold-stack these rigs. We expect jackup scrapping and cold-stacking to continue into 2019.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and deemphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns.  Consistent with our fleet high-grading strategy, we recently scrapped three floaters and three jackup rigs, all of which were older, less capable assets.

We continue to focus on our fleet management strategy in light of the new composition of our rig fleet. As part of this strategy, we may act opportunistically from time to time to monetize assets to enhance shareholder value and improve our liquidity profile, in addition to selling or disposing of older, lower-specification or non-core rigs.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month and nine-month periods ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$430.9	$460.2	$1,306.4	$1,388.8
Operating expenses
Contract drilling (exclusive of depreciation)	327.1	285.8	996.6	855.2
Depreciation	120.6	108.2	356.5	325.3
General and administrative	25.1	30.4	79.1	86.9
Operating income (loss)	(41.9)	35.8	(125.8)	121.4
Other expense, net	(77.7)	(40.4)	(233.2)	(151.3)
Provision for income taxes	23.3	23.4	66.4	66.8
Loss from continuing operations	(142.9)	(28.0)	(425.4)	(96.7)
Loss from discontinued operations, net	—	(.2)	(8.1)	(.4)
Net loss	(142.9)	(28.2)	(433.5)	(97.1)
Net (income) loss attributable to noncontrolling interests	(2.1)	2.8	(2.6)	0.5
Net loss attributable to Ensco	$(145.0)	$(25.4)	$(436.1)	$(96.6)

Revenues declined $29.3 million, or 6%, for the three-month period ended September 30, 2018, as compared to the prior year quarter, primarily due to the sale of ENSCO 6001 and lower average day rates, partially offset by the addition of Atwood rigs to the fleet and the commencement of ENSCO DS-10, and ENSCO 140 and ENSCO 141 drilling operations during the first and third quarters of 2018, respectively.

For the nine-month period ended September 30, 2018, revenues declined $82.4 million, or 6%, as compared to the prior year period, primarily due to lower average day rates and the sale of ENSCO 6001, ENSCO 80 and ENSCO 52, all of which operated during the prior year period. This decline was partially offset by the addition of Atwood rigs to the fleet and the commencement of ENSCO DS-10, ENSCO 140 and ENSCO 141 drilling operations.

Contract drilling expense increased $41.3 million, or 14%, and $141.4 million, or 17%, for the three-month and nine-month periods ended September 30, 2018, as compared to the prior year periods, primarily due to the addition of Atwood rigs to the fleet and the commencement of ENSCO DS-10, ENSCO 140 and ENSCO 141 drilling operations. This increase was partially offset by costs incurred during the prior year to settle a previously disclosed legal contingency and the sale of ENSCO 6001, ENSCO 80 and ENSCO 52.

Depreciation expense increased $12.4 million, or 11%, and $31.2 million, or 10%, respectively, for the three-month and nine-month periods ended September 30, 2018, as compared to the prior periods, primarily due to the addition of Atwood rigs to the fleet and the commencement of ENSCO DS-10, ENSCO 140 and ENSCO 141 drilling operations. This increase was partially offset by lower depreciation expense on certain non-core assets which were impaired to scrap value during the fourth quarter of 2017.

General and administrative expenses declined by $5.3 million, or 17%, and $7.8 million, or 9%, respectively, for the three-month and nine-month periods ended September 30, 2018, primarily due to lower Merger-related costs.

Other expense, net, increased $37.3 million for the three-month period ended September 30, 2018, primarily due to higher net interest expense due to higher debt balances and average interest rates resulting from the debt transactions we undertook during the first quarter of 2018 and lower capitalized interest due to the commencement of

ENSCO DS-10 drilling operations. Additionally, we recognized measurement period adjustments related to the Merger resulting in a decline to the bargain purchase gain of $6.5 million during the quarter.

Other expense, net, increased $81.9 million for the nine-month period ended September 30, 2018, primarily due to higher net interest expense resulting from the debt transactions we undertook during the first quarter of 2018 and the related pre-tax loss on debt extinguishment, lower capitalized interest due to the commencement of ENSCO DS-10 drilling operations and foreign currency losses. These increases were partially offset by higher capitalized interest on ENSCO 123 resulting from a milestone payment in the first quarter of 2018, and measurement period adjustments related to the Merger resulting in additional bargain purchase gain of $1.8 million during the period.

Loss from discontinued operations, net, for the nine-month period ended September 30, 2018 included a $7.5 million discrete tax expense related to the sale of ENSCO 7500 in April 2018.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment, rigs under construction and rigs held-for-sale as of September 30, 2018 and 2017:

	2018	2017
Floaters(1)(2)	22	20
Jackups(2)(3)	34	32
Under construction(4)	3	1
Held-for-sale(2) (5)	—	1
Total	59	54

(1)	During the fourth quarter of 2017, we added ENSCO DS-11, ENSCO DS-12, ENSCO DPS-1 and ENSCO MS-1 from the Merger.

(2)	During the first quarter of 2018, we classified ENSCO 5005, ENSCO 81 and ENSCO 82 as held-for-sale. During the second quarter of 2018, we classified ENSCO 6001 and ENSCO 80 as held-for-sale.

(3)	During the fourth quarter of 2017, we added ENSCO 111, ENSCO 112, ENSCO 113, ENSCO 114 and ENSCO 115 from the Merger.

(4)	During the fourth quarter of 2017, we added ENSCO DS-13 and ENSCO DS-14 from the Merger, both of which are under construction.

(5)	During the second quarter of 2018, we sold ENSCO 7500, ENSCO 81 and ENSCO 82. During the third quarter of 2018, we sold ENSCO 5005, ENSCO 6001 and ENSCO 80.

The following table summarizes our rig utilization and average day rates by reportable segment for the three-month and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rig Utilization(1)
Floaters	46%	46%	47%	45%
Jackups	66%	60%	64%	63%
Total	58%	55%	58%	56%
Average Day Rates(2)
Floaters	$239,196	$334,218	$245,617	$336,445
Jackups	79,921	88,272	77,365	87,711
Total	$128,581	$165,623	$132,169	$159,158

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

Three Months Ended September 30, 2018

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$241.8	$173.3	$15.8	$430.9	$—	$430.9
Operating expenses
Contract drilling (exclusive of depreciation)	175.6	136.4	15.1	327.1	—	327.1
Depreciation	77.8	39.3	—	117.1	3.5	120.6
General and administrative	—	—	—	—	25.1	25.1
Operating income (loss)	$(11.6)	$(2.4)	$0.7	$(13.3)	$(28.6)	$(41.9)

Three Months Ended September 30, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$291.9	$153.1	$15.2	$460.2	$—	$460.2
Operating expenses
Contract drilling (exclusive of depreciation)	139.1	132.9	13.8	285.8	—	285.8
Depreciation	72.7	31.6	—	104.3	3.9	108.2
General and administrative	—	—	—	—	30.4	30.4
Operating income (loss)	$80.1	$(11.4)	$1.4	$70.1	$(34.3)	$35.8

Nine Months Ended September 30, 2018

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$785.7	$475.4	$45.3	$1,306.4	$—	$1,306.4
Operating expenses
Contract drilling (exclusive of depreciation)	564.4	390.1	42.1	996.6	—	996.6
Depreciation	233.9	112.3	—	346.2	10.3	356.5
General and administrative	—	—	—	—	79.1	79.1
Operating income (loss)	$(12.6)	$(27.0)	$3.2	$(36.4)	$(89.4)	$(125.8)

Nine Months Ended September 30, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$840.7	$503.8	$44.3	$1,388.8	$—	$1,388.8
Operating expenses
Contract drilling (exclusive of depreciation)	431.1	383.8	40.3	855.2	—	855.2
Depreciation	217.5	95.3	—	312.8	12.5	325.3
General and administrative	—	—	—	—	86.9	86.9
Operating income	$192.1	$24.7	$4.0	$220.8	$(99.4)	$121.4

Floaters

Floater revenue declined $50.1 million, or 17%, and $55.0 million, or 7%, for the three-month and nine-month periods ended September 30, 2018, respectively, as compared to the prior year periods, primarily due to lower average day rates and the sale of ENSCO 6001. The decline was partially offset by the addition of Atwood rigs to the fleet and the commencement of ENSCO DS-10 drilling operations during the first quarter of 2018.

Floater contract drilling expense increased $36.5 million, or 26%, and $133.3 million, or 31%, for the three-month and nine-month periods ended September 30, 2018, respectively, as compared to the prior year periods, primarily due to the addition of Atwood rigs to the fleet and the commencement of ENSCO DS-10 drilling operations. The increase was partially offset by the sale of ENSCO 6001, costs incurred in the prior year to settle a previously disclosed legal contingency and rig stackings in the current period.

Floater depreciation expense increased $5.1 million, or 7%, and 16.4 million, or 8%, for the three-month and nine-month periods ended September 30, 2018, as compared to the prior year periods, primarily due to the addition of Atwood rigs and the commencement ENSCO DS-10 drilling operations. The increase was partially offset by lower depreciation expense on non-core assets which were impaired to scrap during the fourth quarter of 2017.

Jackups

Jackup revenues increased $20.2 million, or 13%, for the three-month period ended September 30, 2018, primarily due to more days under contract across the fleet, commencement of ENSCO 140 and ENSCO 141 drilling operations and the addition of Atwood rigs to the fleet. The increase was partially offset by the sale of ENSCO 80 and ENSCO 52 and lower average day rates.

Jackup revenues declined $28.4 million, or 6%, for the nine-month period ended September 30, 2018, primarily due to lower average day rates and certain termination fees recognized during the prior year period. These declines were partially offset by the addition of Atwood rigs to the fleet and commencement of ENSCO 140 and ENSCO 141 drilling operations.

Jackup contract drilling expense increased $3.5 million, or 3%, and $6.3 million, or 2%, for the three-month and nine-month periods ended September 30, 2018, respectively, as compared to the prior year periods. The increases were primarily due to contract commencements for ENSCO 140 and ENSCO 141 and the addition of Atwood rigs to the fleet, partially offset by the sale of ENSCO 52 and ENSCO 80.

Jackup depreciation expense for the three-month and nine-month period ended September 30, 2018 increased $7.7 million, or 24%, and $17.0 million, or 18%, respectively, as compared to the prior year periods, primarily due to the addition of Atwood rigs to the fleet and the commencement of ENSCO 140 and ENSCO 141 drilling operations. These increases were partially offset by lower depreciation on non-core assets which were impaired to scrap during the fourth quarter of 2017.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month and nine-month periods ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$3.6	$7.5	$10.5	$22.3
Interest expense, net:
Interest expense	(87.3)	(72.6)	(258.2)	(221.9)
Capitalized interest	15.1	24.5	44.7	54.9
	(72.2)	(48.1)	(213.5)	(167.0)
Other, net	(9.1)	.2	(30.2)	(6.6)
	$(77.7)	$(40.4)	$(233.2)	$(151.3)

Interest income for the three-month and nine-month periods ended September 30, 2018 declined as compared to the prior year periods as a result of lower average short-term investment balances.

Interest expense for the three-month and nine-month periods ended September 30, 2018 increased as compared to the prior year periods due to higher average debt balances and interest rates resulting from the debt transactions we undertook during the first quarter of 2018. Interest expense capitalized during the three-month and nine-month periods ended September 30, 2018 declined as compared to the prior year periods due to a decline in the amount of capital invested in newbuild construction, primarily resulting from the commencement of ENSCO DS-10 drilling operations.

Other expense, net, for the three-month period ended September 30, 2018 included foreign currency losses as discussed below and measurement period adjustments related to the Merger resulting in a $6.5 million decline in bargain purchase gain.

Other expense, net, for the nine-month period ended September 30, 2018 included a pre-tax loss of $19.0 million related to the repurchase and redemption of senior notes during the first quarter of 2018 and foreign currency losses as discussed below. These losses were partially offset by measurement period adjustments related to the Merger resulting in $1.8 million of additional bargain purchase gain.

Other expense, net, for the nine-month period ended September 30, 2017 included a pre-tax loss of $6.2 million related to the January 2017 debt exchange transaction.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange losses of $3.2 million and $15.2 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three-month and nine-month periods ended September 30, 2018, respectively. These losses were primarily attributable to the Brazilian real and Angolan Kwanza. Net foreign currency exchange losses of $800,000 and $4.9 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three-month and nine-month periods ended September 30, 2017, respectively.

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

Discrete income tax benefit for the three-month period ended September 30, 2018 was $7.9 million and was primarily attributable to an election under recently issued U.S. Treasury Regulations not to apply U.S. 2017 operating losses to deemed repatriated income, which provided for utilization of foreign tax credits that were subject to valuation allowance, and U.S. tax reform, partially offset by discrete tax expense related to the settlement of previously disclosed arbitration proceedings, rig sales and unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax expense for the three-month period ended September 30, 2017 was $3.2 million primarily attributable to the sale of a rig and resolutions of prior year tax matters. Excluding the aforementioned discrete tax items, income tax expense for the three-month periods ended September 30, 2018 and 2017 was $31.2 million and $20.2 million, respectively. The $11.0 million increase in income tax expense as compared to the prior year period was primarily due to U.S. tax reform and an increase in the relative components of our earnings, excluding discrete items, generated in tax jurisdictions with higher tax rates, partially offset by overall lower income levels.

Discrete income tax benefit for the nine-month period ended September 30, 2018 was $19.1 million and was primarily attributable to an election under recently issued U.S. Treasury Regulations not to apply U.S. 2017 operating losses to deemed repatriated income, which provided for utilization of foreign tax credits that were subject to valuation allowance, U.S. tax reform and a restructuring transaction, partially offset by discrete tax expense related to the settlement of previously disclosed arbitration proceedings, repurchase and redemption of senior notes, unrecognized tax benefits associated with tax positions taken in prior years and rig sales. Discrete income tax expense for the nine-month period ended September 30, 2017 was $13.0 million and was primarily attributable to the exchange offers and debt repurchase, rig sales, a restructuring transaction, settlement of a previously disclosed legal contingency, the effective settlement of a liability for unrecognized tax benefits associated with a tax position taken in prior years and other resolutions of prior year tax matters. Excluding the aforementioned discrete tax items, income tax expense for the nine-month periods ended September 30, 2018 and 2017 was $85.5 million and $53.8 million, respectively. The $31.7 million increase in income tax expense as compared to the prior year period was primarily due to U.S. tax reform and an increase in the relative components of our earnings, excluding discrete items, generated in tax jurisdictions with higher tax rates, partially offset by overall lower income levels.

LIQUIDITY AND CAPITAL RESOURCES

We remain focused on our liquidity and over the past several years have executed a number of financing transactions to improve our financial position and manage our debt maturities. In recent periods, a substantial portion of our cash has been utilized to repurchase debt and invest in the expansion and enhancement of our fleet of drilling rigs through newbuild construction, acquisitions and upgrade projects. We expect that our cash and short-term investments will primarily be used to fund capital expenditures and service our debt during 2018 and into 2019.

Based on our balance sheet, our contractual backlog and $2.0 billion available under our Credit Facility, we expect to fund our liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and short-term investments and, if necessary, funds borrowed under our Credit Facility or other future financing arrangements. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs.

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

Our Board of Directors declared a $0.01 quarterly cash dividend during the third quarter. Our Credit Facility prohibits us from paying dividends in excess of $0.01 per share per fiscal quarter. Dividends in excess of this amount would require the amendment or waiver of such provisions. The declaration and amount of future dividends is at the discretion of our Board of Directors. In the future, our Board of Directors may, without advance notice, determine to suspend our dividend in order to maintain our financial flexibility and best position us for long-term success.

During the nine-month period ended September 30, 2018, our primary source of cash was $1.0 billion in proceeds from the issuance of senior notes. Our primary uses of cash for the same period were $771.2 million for the repurchase and redemption of outstanding debt, $378.7 million for the construction, enhancement and other improvements of our drilling rigs and $82.2 million for operating activities.

During the nine-month period ended September 30, 2017, our primary sources of cash were net maturities of short-term investments of $372.7 million and $219.6 million generated from operating activities of continuing operations. Our primary uses of cash for the same period were $537.0 million for the repurchase of debt and $474.1 million for the construction, enhancement and other improvements of our drilling rigs.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the nine-month periods ended September 30, 2018 and 2017 were as follows (in millions):

	2018	2017
Net cash provided by (used in) operating activities of continuing operations	$(82.2)	$219.6
Capital expenditures
New rig construction	$309.4	$397.8
Rig enhancements	33.6	25.6
Minor upgrades and improvements	35.7	50.7
	$378.7	$474.1

Cash flows from operating activities of continuing operations declined $301.8 million as compared to the prior year period due primarily to declining margins and higher cash interest expense due to the debt financing transactions we undertook during the first quarter of 2018. As challenging industry conditions persist, and our remaining above-market, older contracts expire and utilization increases with the execution of new market-rate contracts, our operating cash flows are expected to decline over the near-term.

We currently have one premium jackup rig under construction, ENSCO 123, which is scheduled for delivery during the first quarter of 2019. In January 2018, we made a milestone payment of $207.4 million which was invoiced and included in accounts payable - trade as of December 31, 2017 on our condensed consolidated balance sheet. We also have two ultra-deepwater drillships under construction, ENSCO DS-13 and ENSCO DS-14, which are scheduled for delivery in September 2019 and June 2020, respectively, or such earlier date that we elect to take delivery with 45 days' notice. In June 2018, we paid an interim milestone payment of $15.0 million on ENSCO DS-14.

The following table summarizes the cumulative amount of contractual payments made as of September 30, 2018 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2018	2019	2020	Total(2)
ENSCO 123	$276.0	$1.8	$7.6	$—	$285.4
ENSCO DS-13(3)	—	—	83.9	—	83.9
ENSCO DS-14(3)	15.0	—	—	165.0	180.0
	$291.0	$1.8	$91.5	$165.0	$549.3

(1)
Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through September 30, 2018. Contractual payments made by Atwood prior to the Merger for ENSCO DS-13 and ENSCO DS-14 are excluded.

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

Based on our current projections, we expect capital expenditures during 2018 to include approximately $370.0 million for newbuild construction, approximately $50.0 million for rig enhancement projects and approximately $55.0 million for minor upgrades and improvements. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Senior Notes

On January 26, 2018, we issued $1.0 billion aggregate principal amount of unsecured 7.75% senior notes due 2026 at par. Interest on the 2026 Notes is payable semiannually on February 1 and August 1 of each.

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

Debt to Capital

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	September 30, 2018	December 31, 2017
Total debt	$5,002.6	$4,750.7
Total capital (1)	$13,295.0	$13,482.8
Total debt to total capital	37.6%	35.2%

(1)	Total capital consists of total debt and Ensco shareholders' equity.

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

As of September 30, 2018, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of September 30, 2018 and December 31, 2017.

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

Other Commitments

As of September 30, 2018, we were contingently liable for an aggregate amount of $124.3 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of September 30, 2018, we had not been required to make any collateral deposits with respect to these agreements.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$196.0	$445.4
Short-term investments	$434.0	$440.0
Working capital	$846.7	$853.5
Current ratio	2.6	2.1

We expect to fund our liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from our cash and short-term investments, and, if necessary, funds borrowed under the Credit Facility or future financing arrangements. We may rely on the issuance of debt or equity securities in the future to supplement our liquidity needs.

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of September 30, 2018, we had cash flow hedges outstanding to exchange an aggregate $187.9 million for various foreign currencies.

We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2018, we held derivatives not designated as hedging instruments to exchange an aggregate $153.2 million for various foreign currencies.

If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of September 30, 2018 would approximate $17.0 million. Approximately $10.0 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

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

During the fiscal quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Brazil Internal Investigation

On August 29, 2018, we received a letter from the Division of Enforcement of the SEC informing us that the Division had concluded its investigation into previously disclosed alleged irregularities related to the drilling services agreement with Petrobras for ENSCO DS-5 (the “DSA”) and does not intend to recommend any enforcement action against us. On August 31, 2018, we received a letter from the DOJ stating that it had closed the inquiry into this matter and acknowledging our full cooperation with the investigation. Our investigation did not identify any evidence that Pride International LLC (“Pride”) or Ensco or any of their current or former employees were aware of or involved in any wrongdoing. For additional information about this investigation and the DSA dispute discussed below, see Item 1 “Legal Proceedings” in our quarterly report on Form 10-Q for the quarter ended June 30, 2018.

In August 2017, one of our Brazilian subsidiaries was contacted by the Office of the Attorney General for the Brazilian state of Paraná in connection with a criminal investigation procedure initiated against agents of both Samsung Heavy Industries, a shipyard in South Korea (“SHI”), and Pride in relation to the DSA. The Brazilian authorities requested information regarding our compliance program and the findings of our internal investigations. We cooperated with the Office of the Attorney General and provided documents in response to its request.  We cannot predict the scope or ultimate outcome of this procedure or whether any Brazilian governmental authority will open an investigation into Pride’s involvement in this matter, or if a proceeding were opened, the scope or ultimate outcome of any such investigation.
DSA Dispute

On January 4, 2016, Petrobras sent a notice to us declaring the DSA void effective immediately, reserving its rights and stating its intention to seek any restitution to which it may be entitled. The previously disclosed arbitral hearing on liability related to the matter was held in March 2018. Prior to the arbitration tribunal issuing its decision, we and Petrobras agreed in August 2018 to a settlement of all claims relating to the DSA. No payments were made by either party in connection with the settlement agreement. The parties agreed to normalize business relations and the settlement agreement provides for our participation in current and future Petrobras tenders on the same basis as all other companies invited to these tenders. No losses were recognized during the current period with respect to this settlement as all disputed receivables with Petrobras related to the DSA were fully reserved in 2015.

In November 2016, we initiated separate arbitration proceedings in the U.K. against SHI for any losses we incur in connection with the foregoing Petrobras arbitration. SHI subsequently filed a statement of defense disputing our claim. In January 2018, the arbitration tribunal for the SHI matter issued an award on liability fully in our favor.  SHI is liable to us for $10 million or damages that we can prove. We have submitted to the tribunal our claim for damages. The arbitral hearing on damages owed to us by SHI is scheduled to take place in the first quarter of 2019. We are unable to estimate the ultimate outcome of recovery for damages at this time.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2017, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $170,000 liability related to these matters was included in accrued liabilities and other in our condensed consolidated balance sheet as of September 30, 2018.

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
Item 1A.   Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2017, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017, except as set forth below.

The following risk factors relate to the Transaction. For more information on the Transaction, please read the joint proxy statement we filed with the SEC on October 29, 2018 and any subsequent amendments thereto, as well as any other related information on the Transaction that we have filed with the SEC.

We and Rowan will be subject to various uncertainties and contractual restrictions while the Transaction is pending that could adversely affect each party’s business and operations.

In connection with the Transaction, it is possible that some customers, suppliers and other persons with whom we or Rowan have business relationships may delay or defer certain business decisions, or might decide to seek to terminate, change or renegotiate their relationship with us or Rowan as a result of the Transaction, which could negatively affect our or Rowan’s respective financial positions, operating results or cash flows, as well as the market price of our shares and Rowan shares, regardless of whether the Transaction is completed.
Under the terms of the Transaction Agreement, we and Rowan are subject to certain restrictions on the conduct of our businesses prior to completing the Transaction, which may adversely affect our and Rowan's ability to execute certain business strategies. Such limitations could negatively affect each party’s businesses and operations prior to the completion of the Transaction. Furthermore, the process of planning to integrate two businesses and organizations for the post-transaction period may divert management’s attention and resources and could ultimately have an adverse effect on each party. These uncertainties could cause customers, suppliers and others that deal with us or Rowan to seek to change existing business relationships with such party, which in turn could have an adverse effect on the combined company’s ability to realize the anticipated benefits of the Transaction.
We or Rowan may have difficulty attracting, motivating and retaining executives and other employees in light of the Transaction.

Uncertainty about the effect of the Transaction on our employees or Rowan’s employees may impair the companies' ability to attract, retain and motivate personnel until the Transaction is completed. Employee retention may be particularly challenging during the pendency of the Transaction, as employees may feel uncertain about their future roles with the combined organization. In addition, we or Rowan may have to provide additional compensation in order to retain employees. If our employees or Rowan's employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined company, the combined company’s ability to realize the anticipated benefits of the Transaction could be adversely affected.

The Transaction is subject to conditions, including certain conditions that may not be satisfied, and may not be completed on a timely basis, if at all. Failure to complete the Transaction, or significant delays in completing the Transaction, could negatively affect the trading price of our shares and our future business and financial results.
The completion of the Transaction is subject to a number of conditions beyond our and Rowan’s control that may prevent, delay or otherwise materially adversely affect its completion, including the requisite approval of our shareholders and approval by Rowan’s shareholders of the Transaction and related proposals and the receipt of antitrust clearances in the U.S., Saudi Arabia and the UK. Neither we nor Rowan can predict whether and when these other conditions will be satisfied. Any delay in completing the Transaction could cause the combined company not to realize some or all of the synergies expected to be achieved if the Transaction is successfully completed within its expected time frame.
If the Transaction is not completed, we will be subject to several risks and consequences, including the following:

•	certain damages for which we may be liable to Rowan under the terms and conditions of the Transaction Agreement;

•	negative reactions from the financial markets, including declines in the price of our shares due to the fact that current prices may reflect a market assumption that the Transaction will be completed;

•
certain significant costs relating to the Transaction, including, in certain circumstances, the payment by us of $15 million for Rowan’s expenses and a termination fee payable by us of $24 million less any previous expense reimbursements; and

•	diverted attention of our management to the Transaction rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

In addition, completion of the Transaction is subject to antitrust clearances in a number of jurisdictions, including the U.S., Saudi Arabia and the UK. Under the terms of the Transaction Agreement, either we and/or Rowan could be required to effect or commit to effecting the divestiture or disposition of certain of our or their respective businesses, assets, equity interests, product lines or properties in order to obtain approvals and consents needed from the antitrust authorities in the relevant jurisdictions in order to complete the Transaction. If we or Rowan takes such actions, it could be detrimental to us or to the combined company following the consummation of the Transaction.

We and Rowan will incur substantial transaction fees and costs in connection with the Transaction.

We and Rowan expect to incur a number of non-recurring transaction-related costs associated with completing the Transaction, combining the operations of the two organizations and achieving desired synergies. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, severance and other integration-related costs, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of our business and Rowan's business. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.
Completion of the Transaction will trigger change of control or other provisions in certain agreements to which Rowan is a party.

The completion of the Transaction will trigger change of control or other provisions in certain agreements to which Rowan is a party. In particular, pursuant to the indenture governing Rowan’s 7.375% senior notes due 2025, Rowan will be required to make an offer to purchase all or any part of each holder’s notes at an amount equal to 101% of the aggregate principal amount of such holder’s notes, plus accrued and unpaid interest, if any, if there is a ratings downgrade by both Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings (“S&P”) between the public notice of the Transaction and 60 days after the consummation of the Transaction (or any extended period if either Moody’s or S&P publicly announces a possible downgrade). As a result, we could be required to repay up to an aggregate $500.0 million principal amount of senior notes plus $5.0 million in associated premiums.

In addition, the completion of the Transaction will constitute a change of control under Rowan’s 2018 and 2014 revolving credit facilities. As a result, the commitments will be terminated and the outstanding balance under the revolving credit facility will be accelerated and become due and payable by us in connection with the completion of the Transaction. As of June 30, 2018, Rowan had no outstanding borrowings under its revolving credit facilities.
If a governmental authority asserts objections to the Transaction, we and Rowan may be unable to complete the Transaction or, in order to do so, we and Rowan may be required to comply with material restrictions or satisfy material conditions.
The completion of the Transaction is subject to the condition that there is no order, injunction, decree or other legal restraint by a governmental authority in effect restraining, preventing or prohibiting the Transaction contemplated by the Transaction Agreement. If a governmental authority asserts objections to the Transaction, we or Rowan may be required to divest assets or accept other remedies in order to complete the Transaction. There can be no assurance as to the cost, scope or impact of the actions that may be required to address any governmental authority objections to the Transaction. If we or Rowan takes such actions, it could be detrimental to us or to the combined company following the consummation of the Transaction. Furthermore, these actions could have the effect of delaying or preventing completion of the Transaction or imposing additional costs on or limiting the operating results or cash flows of the combined company following the consummation of the Transaction.
In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the Transaction, before or after it is completed. We or Rowan may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
If completed, the Transaction may not achieve its intended results, and we and Rowan may be unable to successfully integrate our operations. Failure to successfully combine our business and Rowan's business in the expected time frame may adversely affect the future results of the combined organization, and, consequently, the value of our shares that Rowan shareholders receive as the Transaction consideration.

We and Rowan entered into the Transaction Agreement with the expectation that the Transaction will result in various benefits, including, among other things, expanding our geographic presence and customer base and creating synergies. Achieving the anticipated benefits of the Transaction is subject to a number of uncertainties, including whether the businesses of us and Rowan can be integrated in an efficient and effective manner.
It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the Transaction. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the completion of the Transaction. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and cash flows.
A downgrade in our or our subsidiaries’ credit ratings following the Transaction could impact the combined entity’s access to capital and cost of doing business.

Following the Transaction, rating agencies may re-evaluate our and our subsidiaries’ ratings, and any additional actual or anticipated downgrades in such credit ratings could limit our ability to access credit and capital markets, or to restructure or refinance our indebtedness. As a result of any such downgrades, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants, including obligations to post collateral with third parties, which may further restrict operations and negatively impact liquidity.
Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are not recommendations to buy, sell or hold investments in the rated entity. Ratings are subject to revision or withdrawal at any time by the rating agencies, and we cannot assure you that we will maintain our current credit ratings.
The Transaction may be completed even though material adverse changes subsequent to the announcement of the Transaction, such as industry-wide changes or other events, may occur.
In general, either party can refuse to complete the Transaction if there is a material adverse change affecting the other party. However, some types of changes do not permit either party to refuse to complete the Transaction, even if such changes would have a material adverse effect on either of the parties. For example, a worsening of our or Rowan's financial condition or results of operations due to a decrease in commodity prices or general economic conditions would not give the other party the right to refuse to complete the Transaction. If adverse changes occur that affect either party but the parties are still required to complete the Transaction, our share price, business and financial results after the Transaction may suffer.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the quarter ended September 30, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs (2)

July 1 - July 31	2,380	$7.26	—	$500,000,000
August 1 - August 31	1,523	$7.27	—	$500,000,000
September 1 - September 30	4,059	$6.84	—	$500,000,000
Total	7,962	$7.05	—

(1)
During the quarter ended September 30, 2018, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
Our shareholders approved a new repurchase program at our annual shareholder meeting held in May 2018. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may repurchase up to a maximum of $500.0 million in the aggregate from one or more financial intermediaries under the program, but in no case more than 65.0 million shares. As of September 30, 2018, no shares have been repurchased under the program. The program terminates in May 2023. Our prior share repurchase program approved by our shareholders in 2013, under which we could purchase up to a maximum of $2.0 billion in the aggregate, but in no case more than 35.0 million shares, terminated in May 2018.

Item 6.   Exhibits

Exhibit Number	Exhibit
2.1
Transaction Agreement, dated as of October 7, 2018, by and between Ensco plc and Rowan Companies plc (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2018, File No. 1-8097).

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

10.1
Amended and Restated Employment Agreement, dated as of October 7, 2018, by and between Carl Trowell and Ensco Services Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2018, File No. 1-8097).

10.2
Employment Agreement, dated as of October 7, 2018, by and between Dr. Thomas Burke, Rowan Companies Inc., ENSCO Global Resources Limited and, solely for the purposes of guaranteeing ENSCO Global Resources Limited’s obligations thereunder, Ensco plc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 9, 2018, File No. 1-8097).

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

Ensco plc

Date:	October 30, 2018	/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ TOMMY E. DARBY
Tommy E. Darby Controller (principal accounting officer)