Form 10-Q
period 2019-03-31
Ensco Rowan plc
filed 2019-05-02
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-08097
 Ensco Rowan plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Ordinary Shares, U.S. $0.40 par value	ESV	New York Stock Exchange

As of April 26, 2019, there were 197,536,254 Class A ordinary shares of the registrant issued and outstanding.

ENSCO ROWAN PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "likely," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; dividends; expected utilization, day rates, revenues, operating expenses, cash flow, contract terms, contract backlog, capital expenditures, insurance, financing and funding; expected work commitments, awards and contracts; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; future rig construction (including work-in-progress and completion thereof), enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effects of declines in commodity prices; performance of our joint venture with Saudi Aramco; expected divestitures of assets; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory complexity; our program to high-grade the rig fleet by investing in new equipment and divesting selected assets and underutilized rigs; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.

Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•
our ability to successfully integrate the business, operations and employees of Rowan Companies plc ("Rowan") and Ensco plc and to realize synergies and cost savings in connection with the Rowan Transaction (as defined herein);

•	changes in future levels of drilling activity and capital expenditures by our customers, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise;

•	changes in worldwide rig supply and demand, competition or technology, including as a result of delivery of newbuild drilling rigs;

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

•
governmental action, terrorism, piracy, military action and political and economic uncertainties, including uncertainty or instability resulting from civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East, North Africa, West Africa or other geographic areas, which may result in expropriation, nationalization, confiscation, deprivation or destruction of our assets, suspension and/or termination of contracts based on force majeure events or adverse environmental safety events;

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

•	the adequacy of sources of liquidity for us and our customers;

•	tax matters, including our effective tax rates, tax positions, results of audits, changes in tax laws, treaties and regulations, tax assessments and liabilities for taxes;

•	our ability to realize the expected benefits of our joint venture with Saudi Aramco, including our ability to fund any required capital contributions;

•	delays in contract commencement dates or the cancellation of drilling programs by operators;

•	economic volatility and political, legal and tax uncertainties following the June 23, 2016, vote in the U.K. to exit from the European Union ("Brexit");

•	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems, including our rig operating systems;

•	adverse changes in foreign currency exchange rates, including their effect on the fair value measurement of our derivative instruments; and

•	potential long-lived asset impairments.
In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report and "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2018, which is available on the U.S. Securities and Exchange Commission website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco Rowan plc:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Ensco Rowan plc and subsidiaries
(the Company, formerly known as Ensco plc) as of March 31, 2019, and the related condensed consolidated statements of operations, comprehensive loss and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight
Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2019

ENSCO ROWAN PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING REVENUES	$405.9	$417.0
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	332.6	325.2
Depreciation	125.0	115.2
General and administrative	29.6	27.9
	487.2	468.3
OPERATING LOSS	(81.3)	(51.3)
OTHER INCOME (EXPENSE)
Interest income	3.5	3.0
Interest expense, net	(81.0)	(65.6)
Other, net	2.3	(8.1)
	(75.2)	(70.7)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(156.5)	(122.0)
PROVISION FOR INCOME TAXES
Current income tax expense	25.6	7.1
Deferred income tax expense	5.9	11.3
	31.5	18.4
LOSS FROM CONTINUING OPERATIONS	(188.0)	(140.4)
LOSS FROM DISCONTINUED OPERATIONS, NET	—	(.1)
NET LOSS	(188.0)	(140.5)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.4)	.4
NET LOSS ATTRIBUTABLE TO ENSCOROWAN	$(190.4)	$(140.1)
LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(1.75)	$(1.29)
Discontinued operations	—	—
	$(1.75)	$(1.29)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	108.7	108.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO ROWAN PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

NET LOSS	$(188.0)	$(140.5)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	1.9
Reclassification of net (gains) losses on derivative instruments from other comprehensive income into net income	1.6	(2.2)
Other	(.1)	(.1)
NET OTHER COMPREHENSIVE INCOME (LOSS)	1.5	(.4)

COMPREHENSIVE LOSS	(186.5)	(140.9)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.4)	.4
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCOROWAN	$(188.9)	$(140.5)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO ROWAN PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$298.4	$275.1
Short-term investments	245.0	329.0
Accounts receivable, net	313.7	344.7
Other	354.8	360.9
Total current assets	1,211.9	1,309.7
PROPERTY AND EQUIPMENT, AT COST	15,368.6	15,517.0
Less accumulated depreciation	2,859.7	2,900.8
Property and equipment, net	12,508.9	12,616.2
OTHER ASSETS	142.2	97.8
	$13,863.0	$14,023.7
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$214.2	$210.5
Accrued liabilities and other	302.7	318.0
Total current liabilities	516.9	528.5
LONG-TERM DEBT	5,018.5	5,010.4
OTHER LIABILITIES	427.3	396.0
COMMITMENTS AND CONTINGENCIES
ENSCOROWAN SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.40 par value, 115.2 million shares issued as of March 31, 2019 and December 31, 2018	46.1	46.1
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of March 31, 2019 and December 31, 2018	.1	.1
Additional paid-in capital	7,230.2	7,225.0
Retained earnings	679.3	874.2
Accumulated other comprehensive income	19.7	18.2
Treasury shares, at cost, 5.9 million shares as of March 31, 2019 and December 31, 2018	(74.9)	(72.2)
Total EnscoRowan shareholders' equity	7,900.5	8,091.4
NONCONTROLLING INTERESTS	(0.2)	(2.6)
Total equity	7,900.3	8,088.8
	$13,863.0	$14,023.7
 The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO ROWAN PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(188.0)	$(140.5)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	125.0	115.2
Amortization, net	(14.5)	(16.8)
Share-based compensation expense	7.8	8.4
Deferred income tax expense	5.9	11.3
Loss on debt extinguishment	—	18.8
Gain on bargain purchase	—	(16.6)
Other	1.4	(2.1)
Changes in operating assets and liabilities	38.0	61.8
Net cash (used in) provided by operating activities	(24.4)	39.5
INVESTING ACTIVITIES
Maturities of short-term investments	204.0	390.0
Purchases of short-term investments	(120.0)	(349.0)
Additions to property and equipment	(29.0)	(269.3)
Other	.3	.1
Net cash provided by (used in) investing activities	55.3	(228.2)
FINANCING ACTIVITIES
Cash dividends paid	(4.5)	(4.5)
Proceeds from issuance of senior notes	—	1,000.0
Reduction of long-term borrowings	—	(771.0)
Debt financing costs	—	(16.8)
Other	(2.8)	(1.2)
Net cash (used in) provided by financing activities	(7.3)	206.5
Net cash provided by discontinued operations	—	2.5
Effect of exchange rate changes on cash and cash equivalents	(.3)	(.3)
INCREASE IN CASH AND CASH EQUIVALENTS	23.3	20.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	275.1	445.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$298.4	$465.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO ROWAN PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Ensco Rowan plc and subsidiaries (the "Company," "EnscoRowan," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2018 condensed consolidated balance sheet data was derived from our 2018 audited consolidated financial statements, but does not include all disclosures required by GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

The financial data for the quarters ended March 31, 2019 and 2018 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the quarter ended March 31, 2019 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2019. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019. On April 11, 2019, we completed our combination with Rowan Companies plc and effected a four-to-one share consolidation (being a reverse stock under English law). See "Note 3 - Rowan Transaction" and "Note 14 - Subsequent Events" for additional information.

New Accounting Pronouncements

Recently adopted accounting standards

In August 2017, the FASB issued Update 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("Update 2017-12"), which makes more hedging strategies eligible for hedge accounting, amends presentation and disclosure requirements and changes how companies assess effectiveness, including the elimination of separate measurement and recognition of ineffectiveness on designated hedging instruments. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We adopted Updated 2017-12 effective January 1, 2019. As a result, beginning on the effective date, we will no longer separately measure and recognize ineffectiveness on our designated cash flow hedges. Update 2017-02 requires a modified retrospective adoption approach whereby amounts previously recorded to earnings for hedge ineffectiveness on hedging relationships that exist as of the adoption date are recorded as a cumulative effect adjustment to opening retained earnings. As of our adoption date, we had no amounts previously recorded for ineffectiveness for hedging relationships that existed as of our adoption date and therefore no cumulative effect adjustment to retained earnings was recorded.

During 2016, the FASB issued Update 2016-02, Leases (Topic 842) ("Update 2016-02"), which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. During our evaluation of Update 2016-02, we concluded that our drilling contracts contain a lease component. In July 2018, the FASB issued Accounting Standard Update 2018-11,

Leases (Topic 842), Targeted Improvements, which (1) provides for a new transition method whereby entities may elect to adopt the Update using a prospective with cumulative catch-up approach (the "effective date method") and (2) provides lessors with a practical expedient, by class of underlying asset, to not separate lease and non-lease components and account for the combined component under Topic 606 when the non-lease component is the predominant element of the combined component. The lessor practical expedient is limited to circumstances in which the lease, if accounted for separately, would be classified as an operating lease under Topic 842. We adopted ASU 2016-02, effective January 1, 2019, using the effective date method.

With respect to our drilling contracts, which contain a lease component, we elected to apply the practical expedient to not separate the lease and non-lease components and account for the combined component under Topic 606. With respect to all of our drilling contracts that existed on the adoption date, we concluded that the criteria to elect the lessor practical expedient had been met. As a result, we will continue to recognize the revenue associated with our drilling contracts under Topic 606. Therefore, we do not expect any change in our revenue recognition patterns or disclosures as a result of our adoption of Topic 842.

With respect to leases whereby we are the lessee, we elected several practical expedients afforded under Topic 842. We elected the package of practical expedients permitted under the transition guidance of Topic 842, including the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. We also elected the practical expedient to not separate lease components from non-lease components for all asset classes, with the exception of office space. Furthermore, we also elected the practical expedient that permits entities not to apply the recognition requirements for leases with a term of 12 months or less. Upon adoption of ASU 2016-02 on January 1, 2019, we recognized lease liabilities and right-of-use assets of $64.6 million and $53.7 million, respectively. See "Note 10 - Leases" for additional information.

Note 2 -Revenue from Contracts with Customers

Our drilling contracts with customers provide a drilling rig and drilling services on a day rate contract basis. Under day rate contracts, we provide an integrated service that includes the provision of a drilling rig and rig crews for which we receive a daily rate that may vary between the full rate and zero rate throughout the duration of the contractual term, depending on the operations of the rig.

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

The amount estimated for variable consideration is only recognized as revenue to the extent that it is probable that a significant reversal will not occur during the contract term. We have applied the optional exemption afforded in Update 2014-09 and have not disclosed the variable consideration related to our estimated future day rate revenues. The remaining duration of our drilling contracts based on those in place as of March 31, 2019 was between approximately one month and four years.

Day Rate Drilling Revenue

Our drilling contracts provide for payment on a day rate basis and include a rate schedule with higher rates for periods when the drilling unit is operating and lower rates or zero rates for periods when drilling operations are interrupted or restricted. The day rate invoiced to the customer is determined based on the varying rates applicable to specific activities performed on an hourly or other time increment basis. Day rate consideration is allocated to the distinct hourly or other time increment to which it relates within the contract term and is generally recognized consistent with the contractual rate invoiced for the services provided during the respective period. Invoices are typically billed to our customers on a monthly basis and payment terms on customer invoices typically range 30 - 45 days.

Certain of our contracts contain performance incentives whereby we may earn a bonus based on pre-established performance criteria. Such incentives are generally based on our performance over individual monthly or other time periods or individual wells. Consideration related to performance bonus is generally recognized in the specific time period to which the performance criteria was attributed.

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

The following table summarizes our trade receivables, contract assets and contract liabilities (in millions):

	March 31, 2019	December 31, 2018
Current contract assets	$3.1	$4.0
Current contract liabilities (deferred revenue)	$55.9	$56.9
Noncurrent contract liabilities (deferred revenue)	$17.8	$20.5
Significant changes in contract assets and liabilities during the three-month period ended March 31, 2019 are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2018	$4.0	$77.4
Revenue recognized in advance of right to bill customer	.1	—
Increase due to cash received	—	22.3
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(24.6)
Decrease due to amortization of deferred revenue that was added during the period	—	(1.4)
Decrease due to transfer to receivables during the period	(1.0)	—
Balance as of March 31, 2019	$3.1	$73.7

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparation are attributable to our future performance obligation under each respective drilling contract. Such costs are deferred and amortized on a straight-line basis over the contract term. Demobilization costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred. Deferred contract costs were included in other current assets and other assets on our condensed consolidated balance sheets and totaled $26.6 million and $23.5 million as of March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019 and 2018, amortization of such costs totaled $6.4 million and $6.8 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in other current assets and other assets on our condensed consolidated balance sheets and totaled $13.4 million and $13.6 million as of March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019 and 2018, amortization of such costs totaled $2.8 million and $3.1 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

Our contract liabilities and deferred costs are amortized on a straight-line basis over the contract term or corresponding certification period to operating revenues and contract drilling expense, respectively. Expected future amortization of our contract liabilities and deferred costs recorded as of March 31, 2019 is set forth in the table below (in millions):

	Remaining 2019	2020	2021	2022 and Thereafter	Total
Amortization of contract liabilities	$52.4	$11.8	$7.7	$1.8	$73.7
Amortization of deferred costs	$25.4	$10.4	$2.7	$1.5	$40.0

Note 3 -Rowan Transaction

On October 7, 2018, we entered into a transaction agreement ("the Transaction Agreement") with Rowan Companies plc ("Rowan"). On April 11, 2019 (the "Transaction Date"), we completed our combination with Rowan pursuant to the Transaction Agreement (the "Rowan Transaction"). On the Transaction Date, we changed our name to Ensco Rowan plc. Rowan's financial results will be included in our consolidated results beginning on the Transaction Date.

Prior to the Rowan Transaction, Rowan and Saudi Aramco formed a 50/50 joint venture to own, manage and operate drilling rigs offshore Saudi Arabia ("Saudi Aramco Rowan Offshore Drilling Company" or "ARO"). ARO currently owns a fleet of seven jackup rigs, leases another nine jackup rigs from us and has plans to order up to 20 newbuild jackup rigs over the next 10 years.

The Rowan Transaction is expected to enhance the market leadership of the combined company with a fleet of high-specification floaters and jackups and position us well to meet increasing and evolving customer demand. The increased scale, diversification and financial strength of the combined company will provide us advantages to better serve our customers. Exclusive of two older jackup rigs marked for retirement, Rowan’s offshore rig fleet consists of four ultra-deepwater drillships and 19 jackup rigs.

Consideration

As a result of the Rowan Transaction, Rowan shareholders received 2.750 Ensco Class A Ordinary shares for each Rowan Class A ordinary share, representing a value of $43.67 per Rowan share based on a closing price of $15.88 per Ensco share on April 10, 2019, the last trading day before the Transaction Date. Total consideration delivered in the Rowan Transaction consisted of 88.3 million Ensco shares with an aggregate value of $1.4 billion, inclusive of $2.6 million for the estimated fair value of replacement employee equity awards. All share and per share data included in this report have been retroactively adjusted to reflect the reverse stock split discussed in "Note 14 - Subsequent Events".

Assets Acquired and Liabilities Assumed

Under U.S. GAAP, Ensco plc is considered to be the acquirer for accounting purposes. As a result, Rowan's assets acquired and liabilities assumed in the Rowan Transaction will be recorded at their estimated fair values as of the Transaction Date under the acquisition method of accounting. When the fair value of the net assets acquired exceeds the consideration transferred in an acquisition, the difference is recorded as a bargain purchase gain in the period in which the transaction occurs. We have not finalized the fair values of assets acquired and liabilities assumed; therefore, the fair value estimates set forth below are subject to adjustment during a one year measurement period subsequent to the Transaction Date. The estimated fair values of certain assets and liabilities including materials and supplies, long-lived assets and contingencies require judgments and assumptions that increase the likelihood that adjustments may be made to these estimates during the measurement period, and those adjustments could be material.

The provisional amounts for assets acquired and liabilities assumed are based on preliminary estimates of their fair values as of the Transaction Date and are as follows (in millions):

Estimated Fair Value
Assets:
Cash and cash equivalents	$928.9
Accounts receivable(1)	199.1
Other current assets	200.0
Long-term notes receivable from ARO	454.5
Investment in ARO	152.3
Property and equipment	2,755.3
Other assets	184.4
Liabilities:
Accounts payable and accrued liabilities	252.1
Current portion of long-term debt	181.2
Long-term debt	1,910.9
Other liabilities	372.0
Net assets acquired	2,158.3
Less: Transaction consideration	(1,404.6)
Bargain purchase gain	$753.7

(1)	Gross contractual amounts receivable totaled $201.1 million as of the Transaction Date.

Bargain Purchase Gain

The estimated fair values assigned to assets acquired net of liabilities assumed exceeded the consideration transferred, resulting in a bargain purchase gain primarily driven by the decline in our share price from $33.92 to $15.88 between the last trading day prior to the announcement of the Rowan Transaction and the Transaction Date. The estimated gain will be reflected in other, net, in our condensed consolidated statement of operations during the second quarter.

Transaction-Related Costs

Transaction-related costs were expensed as incurred and consisted of various advisory, legal, accounting, valuation and other professional or consulting fees totaling $5.9 million during the three-month period ended March 31, 2019. These costs were included in general and administrative expense in our condensed consolidated statements of operations. Upon closing of the Rowan Transaction, we incurred additional transaction-related costs of $14.2 million.

Pro Forma Impact of the Rowan Transaction

The following unaudited supplemental pro forma results present consolidated information as if the Rowan Transaction was completed on January 1, 2018. The pro forma results include, among others, (i) the amortization associated with acquired intangible assets and liabilities (ii) a reduction in depreciation expense for adjustments to property and equipment (iii) the amortization of premiums and discounts recorded on Rowan's debt (iv) removal of the historical amortization of unrealized gains and losses related to Rowan's pension plans and (v) the amortization of basis differences in assets and liabilities of ARO. The pro forma results do not include any potential synergies or non-recurring charges that may result directly from the Rowan Transaction.

(in millions, except per share amounts)	Three Months Ended March 31,
	2019(1)	2018
Revenues	$580.4	$628.2
Net loss	$(271.6)	$(191.4)
Earnings per share - basic and diluted	$(1.38)	$(0.97)

(1)	Pro forma net income and earnings per share were adjusted to exclude an aggregate $9.4 million of transaction-related and integration costs incurred during the three-month period ended March 31, 2019.
Note 4 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our net financial assets measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2019
Supplemental executive retirement plan assets	$29.3	$—	$—	$29.3
Total financial assets	$29.3	$—	$—	$29.3
Derivatives, net	$—	$(6.9)	$—	$(6.9)
Total financial liabilities	$—	$(6.9)	$—	$(6.9)

As of December 31, 2018
Supplemental executive retirement plan assets	$27.2	$—	$—	$27.2
Total financial assets	$27.2	$—	$—	$27.2
Derivatives, net	$—	$(10.7)	$—	$(10.7)
Total financial liabilities	$—	$(10.7)	$—	$(10.7)

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

Other Financial Instruments

The carrying values and estimated fair values of our debt instruments were as follows (in millions):

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.875% senior notes due 2020	$126.9	$122.8	$127.5	$121.6
4.70% senior notes due 2021	112.9	108.5	112.7	101.8
3.00% exchangeable senior notes due 2024(1)	674.7	655.5	666.8	575.5
4.50% senior notes due 2024	620.0	476.0	619.8	405.2
8.00% senior notes due 2024	336.7	305.1	337.0	273.7
5.20% senior notes due 2025	664.6	517.7	664.4	443.9
7.75% senior notes due 2026	985.6	849.8	985.0	725.5
7.20% debentures due 2027	149.4	121.1	149.3	109.1
7.875% senior notes due 2040	374.6	238.2	375.0	223.2
5.75% senior notes due 2044	973.1	648.2	972.9	566.3
Total	$5,018.5	$4,042.9	$5,010.4	$3,545.8

(1)
Our exchangeable senior notes due 2024 (the "2024 Convertible Notes") were issued with a conversion feature. The 2024 Convertible Notes were separated into their liability and equity components on our condensed consolidated balance sheet. The equity component was initially recorded to additional paid-in capital and as a debt discount that will be amortized to interest expense over the life of the instrument. Excluding the unamortized discount, the carrying value of the 2024 Convertible Notes was $836.9 million as of March 31, 2019.

The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of March 31, 2019 and December 31, 2018. Our short-term investments consisted of time deposits with initial maturities in excess of three months but less than one year as of each respective balance sheet date. The estimated fair values of our senior notes and debentures were determined using quoted market prices.

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

All of our derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Net liabilities of $6.9 million and $10.7 million associated with our derivatives were included on our condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.  All of our derivatives mature during the next 18 months.  See "Note 4 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$.2	$.2	$5.1	$8.3
Foreign currency forward contracts - non-current(2)	.1	—	.2	.4
	.3	.2	5.3	8.7
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	.2	.4	2.1	2.6
Total	$.5	$.6	$7.4	$11.3

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of March 31, 2019, we had cash flow hedges outstanding to exchange an aggregate $169.6 million for various foreign currencies, including $88.3 million for British pounds, $39.8 million for Australian dollars, $21.5 million for euros, $12.9 million for Brazilian reals and $7.1 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive loss for the quarters ended March 31, 2019 and 2018 were as follows (in millions):

	Gain Recognized in Other Comprehensive Income ("OCI") (Effective Portion)		(Gain) Loss Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2019	2018	2019	2018	2019	2018
Interest rate lock contracts(3)	$—	$—	$.1	$.1	$—	$—
Foreign currency forward contracts(4)	—	1.9	1.5	(2.3)	—	(.2)
Total	$—	$1.9	$1.6	$(2.2)	$—	$(.2)

(1)
Changes in the fair value of cash flow hedges are recorded in AOCI.  Amounts recorded in AOCI associated with cash flow hedges are subsequently reclassified into contract drilling, depreciation or interest expense as earnings are affected by the underlying hedged forecasted transaction.

(2)
Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other, net, in our condensed consolidated statements of operations. As a result of our adoption of Update 2017-12, which we adopted effective January 1, 2019, ineffectiveness is no longer separately measured and recognized. See additional information in "Note 1 - Unaudited Condensed Consolidated Financial Statements".

(3)	Losses on interest rate lock derivatives reclassified from AOCI into income (effective portion) were included in interest expense, net, in our condensed consolidated statements of operations.

(4)
During the first quarter of 2019, $1.7 million of losses were reclassified from AOCI into contract drilling expense and $0.2 million of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the prior year quarter, $2.1 million of gains were reclassified from AOCI into contract drilling expense and $0.2 million of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2019, we held derivatives not designated as hedging instruments to exchange an aggregate $191.8 million for various foreign currencies, including $84.3 million for euros, $31.7 million for Australian dollars, $18.5 million for Qatari riyals, $13.2 million for British pounds, $10.1 million for Indonesian rupiahs and $34.0 million for other currencies.

Net losses of $3.1 million and net gains of $1.8 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the quarters ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the estimated amount of net losses associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $3.0 million.
Note 6 -Earnings Per Share

We compute basic and diluted earnings per share ("EPS") in accordance with the two-class method. Net income attributable to EnscoRowan used in our computations of basic and diluted EPS is adjusted to exclude net income allocated to non-vested shares granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and excludes non-vested shares.

During the three-month period ended March 31, 2019, all income attributable to noncontrolling interest was from continuing operations. The following table is a reconciliation of income from continuing operations attributable to EnscoRowan shares used in our basic and diluted EPS computations for the quarters ended March 31, 2019 and 2018 (in millions):

	2019	2018
Loss from continuing operations attributable to EnscoRowan	$(190.4)	$(140.0)
Income from continuing operations allocated to non-vested share awards	(.1)	(.1)
Loss from continuing operations attributable to EnscoRowan shares	$(190.5)	$(140.1)

Anti-dilutive share awards totaling 200,000 and 400,000 were excluded from the computation of diluted EPS for the quarters ended March 31, 2019 and 2018, respectively.

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

During each reporting period that our average share price exceeds the exchange price, an assumed number of shares required to settle the conversion obligation in excess of the principal amount will be included in our denominator for the computation of diluted EPS using the treasury stock method. Our average share price did not exceed the exchange price during the quarters ended March 31, 2019 or 2018.
Note 7 - Shareholders' Equity

Activity in our various shareholders' equity accounts for the three-month periods ended March 31, 2019 and 2018 were as follows (in millions):

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2018	115.2	$46.2	$7,225.0	$874.2	$18.2	$(72.2)	$(2.6)
Net loss	—	—	—	(190.4)	—	—	2.4
Dividends paid ($0.04 per share)	—	—	—	(4.5)	—	—	—
Shares issued under share-based compensation plans, net	—	—	(.1)	—	—	.1	—
Repurchase of shares	—	—	—	—	—	(2.8)	—
Share-based compensation cost	—	—	5.3	—	—	—	—
Net other comprehensive income	—	—	—	—	1.5	—	—
BALANCE, March 31, 2019	115.2	$46.2	$7,230.2	$679.3	$19.7	$(74.9)	$(0.2)

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2017	111.8	$44.8	$7,195.0	$1,532.7	$28.6	$(69.0)	$(2.1)
Net loss	—	—	—	(140.1)	—	—	(.4)
Dividends paid ($0.04 per share)	—	—	—	(4.4)	—	—	—
Cumulative-effect due to ASU 2018-02	—	—	—	(.8)	.8	—	—
Shares issued under share-based compensation plans, net	—	—	(.1)	—	—	.1	—
Repurchase of shares	—	—	—	—	—	(1.1)	—
Share-based compensation cost	—	—	7.5	—	—	—	—
Net other comprehensive loss	—	—	—	—	(.4)	—	—
BALANCE, March 31, 2018	111.8	$44.8	$7,202.4	$1,387.4	$29.0	$(70.0)	$(2.5)

In connection with the Rowan Transaction, on April 11, 2019, we issued 88.3 million Class A Ordinary shares with an aggregate value of $1.4 billion. See "Note 3 - Rowan Transaction" for additional information.

Additionally, on April 11, 2019, we effected a four-for-one reverse stock split. See "Note 14 - Subsequent Events" for additional information.

Note 8 -Income Taxes

Ensco Rowan plc, our parent company, is domiciled and resident in the U.K. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-U.K. subsidiaries is generally not subject to U.K. taxation. Income tax rates imposed in the tax jurisdictions in which our subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenues, statutory or negotiated deemed profits or other bases utilized under local tax laws, rather than to net income. Therefore, we generally incur income tax expense in periods in which we operate at a loss.

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

Income tax rates and taxation systems in the jurisdictions in which our subsidiaries conduct operations vary and our subsidiaries are frequently subjected to minimum taxation regimes. In some jurisdictions, tax liabilities are based on gross revenues, statutory or negotiated deemed profits or other factors, rather than on net income and our subsidiaries are frequently unable to realize tax benefits when they operate at a loss. Accordingly, during periods of declining profitability, our consolidated income tax expense generally does not decline proportionally with consolidated income, which results in higher effective income tax rates. Furthermore, we generally continue to incur income tax expense in periods in which we operate at a loss on a consolidated basis.

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the quarter ended March 31, 2019. We used a discrete effective tax rate method to calculate income taxes for the quarters ended March 31, 2019 and 2018. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax expense for the quarter ended March 31, 2019 was $0.6 million and was attributable to unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax benefit for the quarter ended March 31, 2018 was $8.9 million and was primarily attributable to U.S. tax reform and a restructuring transaction, partially offset by discrete tax expense related to the repurchase and redemption of senior notes and unrecognized tax benefits associated with tax positions taken in prior years.

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

In November 2016, we initiated separate arbitration proceedings in the U.K. against SHI for the losses incurred in connection with the foregoing Petrobras arbitration and certain other losses relating to the DSA. SHI subsequently filed a statement of defense disputing our claim. In January 2018, the arbitration tribunal for the SHI matter issued an award on liability fully in our favor. In August 2018, the tribunal awarded us approximately $2.8 million in costs and legal fees incurred to date, plus interest, which was collected during the fourth quarter of 2018.

The January 2018 arbitration award provides that SHI is liable to us for $10.0 million or damages that we can prove. We submitted our claim for damages to the tribunal, and the arbitral hearing on damages owed to us by SHI took place in the first quarter of 2019. We are awaiting the result of the tribunal’s decision, and we are unable to estimate the ultimate outcome of recovery for damages at this time.

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

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of March 31, 2019 totaled $128.0 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of March 31, 2019, we had not been required to make collateral deposits with respect to these agreements.
Note 10 -Leases

We have operating leases for office space, facilities, equipment, employee housing and certain rig berthing facilities. For all asset classes, except office space, we account for the lease component and the non-lease component as a single lease component. Our leases have remaining lease terms of less than one year to 11 years, some of which include options to extend. Additionally, we sublease certain office space to third parties.

The components of lease expense are as follows (in millions):

Three Months Ended March 31, 2019
Long-term operating lease cost	$6.2
Short-term operating lease cost	3.1
Sublease income	(.4)
Total operating lease cost	$8.9

Supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

March 31, 2019
Operating lease right-of-use assets	$47.9

Current lease liability	$17.9
Long-term lease liability	41.1
Total operating lease liabilities	$59.0

Weighted-average remaining lease term (in years)	5.2

Weighted-average discount rate (1)	8.71%

(1)	Represents our estimated incremental borrowing cost on a secured basis for similar terms as the underlying lease.

For the quarter ended March 31, 2019, cash paid for amounts included in the measurement of our operating lease liabilities was $7.0 million. Right-of-use assets and lease liabilities recorded for leases commencing during the quarter ended March 31, 2019 were insignificant.

Maturities of lease liabilities as of March 31, 2019 were as follows (in millions):

Year Ending December 31,	Total
2019 (excluding the three months ended March 31, 2019)	$18.2
2020	15.0
2021	9.3
2022	8.5
2023	8.8
Thereafter	15.3
Total lease payments	$75.1
Less imputed interest	(16.1)
Total	$59.0

Note 11 -Segment Information

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for the quarters ended March 31, 2019 and 2018 is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items." We measure segment assets as property and equipment.

Three Months Ended March 31, 2019

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$232.7	$157.0	$16.2	$405.9	$—	$405.9
Operating expenses
Contract drilling (exclusive of depreciation)	181.8	135.4	15.4	332.6	—	332.6
Depreciation	84.8	36.9	—	121.7	3.3	125.0
General and administrative	—	—	—	—	29.6	29.6
Operating income (loss)	$(33.9)	$(15.3)	$.8	$(48.4)	$(32.9)	$(81.3)
Property and equipment, net	$9,383.6	$3,091.7	$—	$12,475.3	$33.6	$12,508.9

Three Months Ended March 31, 2018

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$259.0	$143.4	$14.6	$417.0	$—	$417.0
Operating expenses
Contract drilling (exclusive of depreciation)	185.1	126.9	13.2	325.2	—	325.2
Depreciation	75.3	36.5	—	111.8	3.4	115.2
General and administrative	—	—	—	—	27.9	27.9
Operating income (loss)	$(1.4)	$(20.0)	$1.4	$(20.0)	$(31.3)	$(51.3)
Property and equipment, net	$9,636.9	$3,154.3	$—	$12,791.2	$43.6	$12,834.8

Information about Geographic Areas

As of March 31, 2019, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters	Jackups	Total(1)
North & South America	8	4	12
Europe & Mediterranean	6	11	17
Middle East & Africa	4	11	15
Asia & Pacific Rim	4	7	11
Asia & Pacific Rim (under construction)(2)	2	1	3
Held-for-Sale(3)	—	1	1
Total	24	35	59

(1)	We provide management services on two rigs owned by third-parties in the U.S. Gulf of Mexico which are not included in the table above.

(2)	In April 2019, we accepted delivery of ENSCO 123 which will be presented within jackups beginning in the second quarter.

(3)	One jackup classified as held-for-sale as of March 31, 2019 was sold in April 2019.

Note 12 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Trade	$274.8	$301.7
Other	42.2	46.4
	317.0	348.1
Allowance for doubtful accounts	(3.3)	(3.4)
	$313.7	$344.7

Other current assets consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Materials and supplies	$263.8	$268.1
Prepaid taxes	35.0	35.0
Deferred costs	28.2	23.5
Prepaid expenses	9.7	15.2
Other	18.1	19.1
	$354.8	$360.9

Other assets consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Right-of-use assets	$47.9	$—
Supplemental executive retirement plan assets	29.3	27.2
Deferred tax assets	27.8	29.4
Deferred costs	19.1	21.5
Other	18.1	19.7
	$142.2	$97.8

Accrued liabilities and other consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Accrued interest	$78.0	$100.6
Personnel costs	61.9	82.5
Deferred revenue	55.9	56.9
Income and other taxes payable	50.3	36.9
Lease liabilities	17.9	—
Accrued rig holding costs	15.9	14.3
Derivative liabilities	7.2	10.9
Other	15.6	15.9
	$302.7	$318.0

Other liabilities consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Unrecognized tax benefits (inclusive of interest and penalties)	$173.1	$177.0
Deferred tax liabilities	75.5	70.7
Intangible liabilities	52.7	53.5
Lease liabilities	41.1	—
Supplemental executive retirement plan liabilities	30.3	28.1
Personnel costs	27.8	25.1
Deferred revenue	17.8	20.5
Deferred rent	—	11.7
Other	9.0	9.4
	$427.3	$396.0

Accumulated other comprehensive income consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Derivative instruments	$14.2	$12.6
Currency translation adjustment	7.3	7.3
Other	(1.8)	(1.7)
	$19.7	$18.2

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

Consolidated revenues by customer for the quarters ended March 31, 2019 and 2018 were as follows:

	March 31, 2019	March 31, 2018
Total(1)	18%	14%
Saudi Aramco(2)	13%	10%
BP (3)	5%	12%
Petrobras(4)	5%	12%
Other	59%	52%
	100%	100%

(1)	During the quarters ended March 31, 2019 and 2018, all revenues were attributable to our floaters segment.

(2)	During the quarters ended March 31, 2019 and 2018, all revenues were attributable to our jackups segment.

(3)
During the quarter ended March 31, 2019, 27% of the revenues were attributable to our jackups segment while 73% of the revenues were attributable to our managed rigs. During the quarter ended March 31, 2018, 61% of the revenues provided by BP were attributable to our floaters segment, 10% of the revenues were attributable to our jackups segment and the remainder was attributable to our managed rigs.

(4)	During the quarters ended March 31, 2019 and 2018, all revenues were attributable to our floaters segment.

Consolidated revenues by region for the quarters ended March 31, 2019 and 2018 were as follows:

	March 31, 2019	March 31, 2018
Angola(1)	$70.6	$61.1
Australia(2)	67.3	52.2
U.S. Gulf of Mexico(3)	54.7	53.6
Saudi Arabia(4)	53.4	43.2
United Kingdom(4)	43.4	46.6
Brazil(5)	22.0	50.3
Other	94.5	110.0
	$405.9	$417.0

(1)
During the quarters ended March 31, 2019 and 2018, 86% and 98% of the revenues earned, respectively, were attributable to our floaters segment. The remaining revenues were attributable to our jackups segment.

(2)
During the quarters ended March 31, 2019 and 2018, 94% and 100% of the revenues earned, respectively, were attributable to our floaters segment. The remaining revenues were attributable our jackups segment.

(3)
During the quarters ended March 31, 2019 and 2018, 25% and 38% of the revenues earned, respectively, were attributable to our floaters segment, 45% and 34% of revenues earned, respectively, were attributable to our jackups segment and the remainder was attributable to our managed rigs.

(4)     During the quarters ended March 31, 2019 and 2018, all revenues were attributable to our jackups segment.

(5)     During the quarters ended March 31, 2019 and 2018, all revenues were attributable to our floaters segment.

Note 13 -Guarantee of Registered Securities

In connection with the Pride acquisition in 2011, Ensco Rowan plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004, between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco Rowan plc of Pride’s 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $422.9 million as of March 31, 2019. The Ensco Rowan plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco Rowan plc is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated during 1997, which had an aggregate outstanding principal balance of $150.0 million as of March 31, 2019.

Pride and Ensco International Incorporated are 100% owned subsidiaries of Ensco Rowan plc. All guarantees are unsecured obligations of Ensco Rowan plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of operations for the three month periods ended March 31, 2019 and 2018; the unaudited condensed consolidating statements of comprehensive loss for the three month periods ended March 31, 2019 and 2018; the condensed consolidating balance sheets as of March 31, 2019 (unaudited) and December 31, 2018; and the unaudited condensed consolidating statements of cash flows for the three month periods ended March 31, 2019 and 2018, in accordance with Rule 3-10 of Regulation S-X.

ENSCO ROWAN PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended March 31, 2019 (in millions) (Unaudited)

	Ensco Rowan plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
OPERATING REVENUES	$11.4	$39.5	$—	$430.4	$(75.4)	$405.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	11.7	35.7	—	360.6	(75.4)	332.6
Depreciation	—	3.7	—	121.3	—	125.0
General and administrative	14.9	.1	—	14.6	—	29.6
OPERATING LOSS	(15.2)	—	—	(66.1)	—	(81.3)
OTHER EXPENSE, NET	(16.1)	(15.4)	(20.5)	(27.3)	4.1	(75.2)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(31.3)	(15.4)	(20.5)	(93.4)	4.1	(156.5)
INCOME TAX PROVISION	—	16.6	—	14.9	—	31.5
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES, NET OF TAX	(159.1)	32.1	26.1	—	100.9	—
NET INCOME (LOSS)	(190.4)	.1	5.6	(108.3)	105.0	(188.0)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.4)	—	(2.4)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCOROWAN	$(190.4)	$.1	$5.6	$(110.7)	$105.0	$(190.4)

ENSCO ROWAN PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended March 31, 2018 (in millions) (Unaudited)

	Ensco Rowan plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
OPERATING REVENUES	$12.3	$40.3	$—	$443.5	$(79.1)	$417.0
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	13.4	36.6	—	354.3	(79.1)	325.2
Depreciation	—	3.5	—	111.7	—	115.2
General and administrative	10.2	.2	—	17.5	—	27.9
OPERATING LOSS	(11.3)	—	—	(40.0)	—	(51.3)
OTHER INCOME (EXPENSE), NET	5.6	(28.0)	(30.3)	(33.4)	15.4	(70.7)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5.7)	(28.0)	(30.3)	(73.4)	15.4	(122.0)
INCOME TAX PROVISION	—	4.3	—	14.1	—	18.4
DISCONTINUED OPERATIONS, NET	—	—	—	(.1)	—	(.1)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES, NET OF TAX	(134.4)	20.8	23.4	—	90.2	—
NET LOSS	(140.1)	(11.5)	(6.9)	(87.6)	105.6	(140.5)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	.4	—	.4
NET LOSS ATTRIBUTABLE TO ENSCOROWAN	$(140.1)	$(11.5)	$(6.9)	$(87.2)	$105.6	$(140.1)

ENSCO ROWAN PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended March 31, 2019
(in millions)
(Unaudited)

	Ensco Rowan plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

NET INCOME (LOSS)	$(190.4)	$.1	$5.6	$(108.3)	$105.0	$(188.0)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	1.6	—	—	—	1.6
Other	—	—	—	(.1)	—	(.1)
NET OTHER COMPREHENSIVE INCOME (LOSS)	—	1.6	—	(.1)	—	1.5
COMPREHENSIVE INCOME (LOSS)	(190.4)	1.7	5.6	(108.4)	105.0	(186.5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.4)	—	(2.4)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCOROWAN	$(190.4)	$1.7	$5.6	$(110.8)	$105.0	$(188.9)

ENSCO ROWAN PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended March 31, 2018
(in millions)
(Unaudited)

	Ensco Rowan plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

NET LOSS	$(140.1)	$(11.5)	$(6.9)	$(87.6)	$105.6	$(140.5)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	1.9	—	—	—	1.9
Reclassification of net gains on derivative instruments from other comprehensive income into net loss	—	(2.2)	—	—	—	(2.2)
Other	—	—	—	(.1)	—	(.1)
NET OTHER COMPREHENSIVE INCOME (LOSS)	—	(.3)	—	(.1)	—	(.4)
COMPREHENSIVE LOSS	(140.1)	(11.8)	(6.9)	(87.7)	105.6	(140.9)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	.4	—	.4
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCOROWAN	$(140.1)	$(11.8)	$(6.9)	$(87.3)	$105.6	$(140.5)

ENSCO ROWAN PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS March 31, 2019 (in millions) (Unaudited)

	Ensco Rowan plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$245.9	$—	$2.3	$50.2	$—	$298.4
Short-term investments	245.0	—	—	—	—	245.0
Accounts receivable, net	4.1	25.4	—	284.2	—	313.7
Accounts receivable from affiliates	1,822.9	78.2	.7	54.2	(1,956.0)	—
Other	.4	3.5	—	350.9	—	354.8
Total current assets	2,318.3	107.1	3.0	739.5	(1,956.0)	1,211.9
PROPERTY AND EQUIPMENT, AT COST	1.8	101.4	—	15,265.4	—	15,368.6
Less accumulated depreciation	1.8	71.1	—	2,786.8	—	2,859.7
Property and equipment, net	—	30.3	—	12,478.6	—	12,508.9
DUE FROM AFFILIATES	2,412.6	—	61.1	2,485.7	(4,959.4)	—
INVESTMENTS IN AFFILIATES	8,372.7	3,745.8	1,226.0	—	(13,344.5)	—
OTHER ASSETS	8.8	—	—	133.4	—	142.2
	$13,112.4	$3,883.2	$1,290.1	$15,837.2	$(20,259.9)	$13,863.0
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$64.8	$34.0	$4.6	$413.5	$—	$516.9
Accounts payable to affiliates	29.2	55.4	8.6	1,862.8	(1,956.0)	—
Total current liabilities	94.0	89.4	13.2	2,276.3	(1,956.0)	516.9
DUE TO AFFILIATES	1,439.3	994.5	1,362.2	1,163.4	(4,959.4)	—
LONG-TERM DEBT	3,678.4	149.4	501.5	689.2	—	5,018.5
OTHER LIABILITIES	0.4	67.2	—	359.7	—	427.3
ENSCOROWAN SHAREHOLDERS' EQUITY (DEFICIT)	7,900.3	2,582.7	(586.8)	11,348.8	(13,344.5)	7,900.5
NONCONTROLLING INTERESTS	—	—	—	(.2)	—	(.2)
Total equity	7,900.3	2,582.7	(586.8)	11,348.6	(13,344.5)	7,900.3
	$13,112.4	$3,883.2	$1,290.1	$15,837.2	$(20,259.9)	$13,863.0

ENSCO ROWAN PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2018 (in millions)

	Ensco Rowan plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$199.8	$—	$2.7	$72.6	$—	$275.1
Short-term investments	329.0	—	—	—	—	329.0
Accounts receivable, net	7.3	25.4	—	312.0	—	344.7
Accounts receivable from affiliates	1,861.2	171.4	—	131.7	(2,164.3)	—
Other	.6	6.0	—	354.3	—	360.9
Total current assets	2,397.9	202.8	2.7	870.6	(2,164.3)	1,309.7
PROPERTY AND EQUIPMENT, AT COST	1.8	125.2	—	15,390.0	—	15,517.0
Less accumulated depreciation	1.8	91.3	—	2,807.7	—	2,900.8
Property and equipment, net	—	33.9	—	12,582.3	—	12,616.2
DUE FROM AFFILIATES	2,413.8	234.5	125.0	2,715.1	(5,488.4)	—
INVESTMENTS IN AFFILIATES	8,522.6	3,713.7	1,199.9	—	(13,436.2)	—
OTHER ASSETS	8.1	—	—	89.7	—	97.8
	$13,342.4	$4,184.9	$1,327.6	$16,257.7	$(21,088.9)	$14,023.7
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$85.3	$32.0	$12.7	$398.5	$—	$528.5
Accounts payable to affiliates	59.7	139.5	38.2	1,926.9	(2,164.3)	—
Total current liabilities	145.0	171.5	50.9	2,325.4	(2,164.3)	528.5
DUE TO AFFILIATES	1,432.0	1,226.9	1,366.5	1,463.0	(5,488.4)	—
LONG-TERM DEBT	3,676.5	149.3	502.6	682.0	—	5,010.4
OTHER LIABILITIES	.1	64.3	—	331.6	—	396.0
ENSCOROWAN SHAREHOLDERS' EQUITY (DEFICIT)	8,088.8	2,572.9	(592.4)	11,458.3	(13,436.2)	8,091.4
NONCONTROLLING INTERESTS	—	—	—	(2.6)	—	(2.6)
Total equity	8,088.8	2,572.9	(592.4)	11,455.7	(13,436.2)	8,088.8
	$13,342.4	$4,184.9	$1,327.6	$16,257.7	$(21,088.9)	$14,023.7

ENSCO ROWAN PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2019 (in millions) (Unaudited)
	Ensco Rowan plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(45.9)	$(43.0)	$(55.2)	$119.7	$—	$(24.4)
INVESTING ACTIVITIES
Maturities of short-term investments	204.0	—	—	—	—	204.0
Purchases of short-term investments	(120.0)	—	—	—	—	(120.0)
Additions to property and equipment	—	—	—	(29.0)	—	(29.0)
Other	—	—	—	.3	—	.3
Net cash provided by (used in) in investing activities	84.0	—	—	(28.7)	—	55.3
FINANCING ACTIVITIES
Cash dividends paid	(4.5)	—	—	—	—	(4.5)
Advances from (to) affiliates	15.3	43.0	54.8	(113.1)	—	—
Other	(2.8)	—	—	—	—	(2.8)
Net cash provided by (used in) financing activities	8.0	43.0	54.8	(113.1)	—	(7.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.3)	—	(.3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46.1	—	(.4)	(22.4)	—	23.3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199.8	—	2.7	72.6	—	275.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$245.9	$—	$2.3	$50.2	$—	$298.4

ENSCO ROWAN PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2018 (in millions) (Unaudited)
	Ensco Rowan plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities of continuing operations	$18.0	$(36.9)	$(45.0)	$103.4	$—	$39.5
INVESTING ACTIVITIES
Purchases of short-term investments	(349.0)	—	—	—	—	(349.0)
Maturities of short-term investments	390.0	—	—		—	390.0
Additions to property and equipment	—	—	—	(269.3)	—	(269.3)
Purchase of affiliate debt	(552.5)	—	—	—	552.5	—
Sale of affiliate debt	479.0	—	—	—	(479.0)	—
Other	—	—	—	.1	—	.1
Net cash provided by (used in) investing activities of continuing operations	(32.5)	—	—	(269.2)	73.5	(228.2)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,000.0	—	—	—	—	1,000.0
Reduction of long-term borrowings	(159.7)	—	(537.8)	—	(73.5)	(771.0)
Debt financing costs	(16.8)	—	—	—	—	(16.8)
Cash dividends paid	(4.5)	—	—	—	—	(4.5)
Advances from (to) affiliates	(666.7)	36.9	571.7	58.1	—	—
Other	(1.2)	—	—	—	—	(1.2)
Net cash provided by financing activities	151.1	36.9	33.9	58.1	(73.5)	206.5
Net cash provided by discontinued operations	—	—	—	2.5	—	2.5
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.3)	—	(.3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	136.6	—	(11.1)	(105.5)	—	20.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	185.2	—	25.6	234.6	—	445.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$321.8	$—	$14.5	$129.1	$—	$465.4

Note 14 -Subsequent Events

Upon closing of the Rowan Transaction, we effected a consolidation (being a reverse stock split under English law) where every four existing Class A ordinary shares, each with a nominal value of $0.10, were consolidated into one Class A ordinary share, each with a nominal value of $0.40 (the “Reverse Stock Split”). Our shares began trading on a reverse stock split-adjusted basis on April 11, 2019. All share and per share data included in this report have been retroactively adjusted to reflect the Reverse Stock Split.

Effective upon closing of the Rowan Transaction, we amended our credit facility to, among other changes, increase the borrowing capacity. Previously, our borrowing capacity was $2.0 billion through September 2019, $1.3 billion through September 2020 and $1.2 billion through September 2022. Subsequent to the amendment, our borrowing capacity is $2.3 billion through September 30, 2019 and $1.7 billion through September 30, 2022. The credit agreement governing the credit facility includes an accordion feature allowing us to increase future commitments up to an aggregate amount not to exceed $250.0 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and for the quarters ended March 31, 2019 and 2018, included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2018. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We operate the world's largest fleet amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

As of March 31, 2019, our rig fleet included 12 drillships, nine dynamically-positioned semisubmersible rigs, three moored semisubmersible rigs and 35 jackup rigs, including three rigs under construction. On April 11, 2019, we completed our combination with Rowan and changed our name to Ensco Rowan plc. Following the Rowan Transaction (as defined herein), excluding two Rowan rigs marked for retirement and ENSCO 97 which we scrapped in April 2019, we own an offshore drilling rig fleet of 81 rigs with drilling operations in almost every strategic market around the globe. Our combined rig fleet includes 16 drillships, nine dynamically-positioned semisubmersible rigs, three moored semisubmersible rigs and 53 jackup rigs, nine of which are leased to our 50/50 joint venture with Saudi Aramco as discussed further below.

Rowan Transaction

On October 7, 2018, we entered into a transaction agreement (the "Transaction Agreement") with Rowan and on April 11, 2019 (the "Transaction Date"), we completed our combination with Rowan pursuant to the Transaction Agreement (the "Rowan Transaction") and changed our name to Ensco Rowan plc. Rowan's financial results will be included in our consolidated results beginning on the Transaction Date.

As a result of the Rowan Transaction, Rowan shareholders received 2.750 Ensco Class A Ordinary shares for each share of Rowan Class A ordinary shares, representing a value of $43.67 per Rowan share based on a closing price of $15.88 per Ensco share on April 10, 2019, the last trading day before the Transaction Date. Total consideration delivered in the Rowan Transaction consisted of 88.3 million Ensco shares with an aggregate value of $1.4 billion. All share and per share data included in this report have been retroactively adjusted to reflect the Reverse Stock Split (as defined herein).

Prior to the Rowan Transaction, Rowan and Saudi Aramco formed a 50/50 joint venture to own, manage and operate drilling rigs offshore Saudi Arabia ("Saudi Aramco Rowan Offshore Drilling Company" or "ARO"). ARO currently owns a fleet of seven jackup rigs, leases another nine jackup rigs from us and has plans to order up to 20 newbuild jackup rigs over the next 10 years. The rigs we lease to ARO are done so through bareboat charter agreements whereby substantially all operating costs are borne by ARO. Seven of the leased rigs are operating under three-year contracts with Saudi Aramco. Two of the leased rigs are undergoing shipyard projects prior to commencing their three-year contracts between ARO and Saudi Aramco which are expected to commence in July 2019. All seven ARO-owned jackup rigs are under long-term contracts with Saudi Aramco.

Additionally, as a result of the Rowan Transaction, we assumed the following debt from Rowan: (1) $201.4 million in aggregate principal amount of 7.875% unsecured senior notes due 2019, (2) $620.8 million in aggregate principal amount of 4.875% unsecured senior notes due 2022, (3) $398.1 million in aggregate principal amount of 4.75% unsecured senior notes due 2024, (4) $400.0 million in aggregate principal amount of 5.4% unsecured senior notes due 2042, (5) $400.0 million in aggregate principal amount of 5.85% unsecured senior notes due 2044 and (6) $500.0 million in aggregate principal amount of 7.375% unsecured senior notes due 2025. Upon closing of the Rowan Transaction, we terminated Rowan's outstanding credit facilities.

The Rowan Transaction is expected to enhance the market leadership of the combined company with a fleet of high-specification floaters and jackups and position us well to meet increasing and evolving customer demand. The increased scale, diversification and financial strength of the combined company will provide us advantages to better serve our customers. Exclusive of two older jackup rigs marked for retirement, Rowan’s offshore rig fleet consists of four ultra-deepwater drillships and 19 jackup rigs.

Reverse Stock Split

Upon closing of the Rowan Transaction, we effected a consolidation (being a reverse stock split under English law) where every four existing Class A ordinary shares, each with a nominal value of $0.10, were consolidated into one Class A ordinary share, each with a nominal value of $0.40 (the “Reverse Stock Split”). Our shares began trading on a reverse stock split-adjusted basis on April 11, 2019. All share and per share data included in this report have been retroactively adjusted to reflect the Reverse Stock Split.

Our Industry

Oil prices have increased meaningfully from the decade lows reached during 2016, with Brent crude averaging nearly $55 per barrel in 2017 and more than $70 per barrel through most of 2018, leading to signs of a gradual recovery in demand for offshore drilling services. However, macroeconomic and geopolitical headwinds triggered a decline in Brent crude prices in the fourth quarter of 2018, resulting in a decline in prices from more than $85 per barrel at the beginning of the fourth quarter of 2018 to approximately $50 per barrel at year-end 2018. Oil prices have experienced a gradual recovery from this decline during the first quarter of 2019 with Brent crude prices recently exceeding $70 per barrel.

While market volatility may continue over the near-term, we expect long-term oil prices to remain at levels sufficient to result in more offshore projects that are economic for our customers. Therefore, we expect that the near-term market conditions will remain challenging while demand for contract drilling services continues its gradual recovery with different segments of the market recovering more quickly than others.

We continue to observe improvements in the shallow-water market, particularly with respect to higher-specification rigs, as higher levels of customer demand and rig retirements have led to gradually increasing jackup utilization over the past year. Moreover, global floater utilization has increased as compared to a year ago due to a higher number of contracted rigs and lower global supply resulting from rig retirements.

Despite the increase in customer activity, contract awards remain subject to an extremely competitive bidding process, and the corresponding pressure on operating day rates in recent periods has resulted in low margin contracts, particularly for floaters. Therefore, our results from operations may continue to decline over the near-term as current contracts with above market rates expire and new contracts are executed at lower rates. We believe further improvements in demand coupled with a reduction in rig supply are necessary to improve the commercial landscape for day rates.

Liquidity Position

We remain focused on our liquidity and over the past several years have executed a number of financing transactions to improve our financial position and manage our debt maturities. Based on our balance sheet, our contractual backlog and availability under our credit facility, we expect to fund our liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and short-term investments and, if necessary, funds borrowed under our credit facility or other future financing arrangements, including available shipyard financing options for our two drillships under construction. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs.

Cash and Debt

As of March 31, 2019, we had $5.2 billion in total debt principal outstanding, representing approximately 39.5% of our total capitalization. As of March 31, 2019, we had $543.4 million in cash and cash equivalents and short-term investments and $2.0 billion of undrawn capacity under our credit facility.

Upon closing of the Rowan Transaction, we had $7.7 billion total debt principal outstanding on a pro forma basis as of March 31, 2019. After adjusting total capital to reflect the $1.4 billion equity consideration transferred and the estimated $753.7 million bargain purchase gain resulting from the Rowan Transaction, our total debt principal outstanding represented approximately 43.3% of our adjusted total capitalization on a pro forma basis as of March 31, 2019. We also had $1.5 billion in cash and cash equivalents and short-term investments on a pro forma basis as of March 31, 2019.

Effective upon closing of the Rowan Transaction, we amended our credit facility to, among other changes, increase the borrowing capacity. Previously, our borrowing capacity was $2.0 billion through September 2019, $1.3 billion through September 2020 and $1.2 billion through September 2022. Subsequent to the amendment, our borrowing capacity is $2.3 billion through September 30, 2019 and $1.7 billion through September 30, 2022. The credit agreement governing the credit facility includes an accordion feature allowing us to increase future commitments up to an aggregate amount not to exceed $250.0 million.

Backlog

As of March 31, 2019, our backlog was $2.0 billion as compared to $2.2 billion as of December 31, 2018. Our backlog declined primarily due to revenues realized during the quarter, partially offset by new contract awards and contract extensions. Adjusted for the Rowan Transaction on a pro forma basis, our backlog as of March 31, 2019 was $2.6 billion.

As above-market rate contracts expire and revenues are realized, we may experience declines in backlog, which could result in a decline in revenues and operating cash flows over the near-term. Contract backlog was adjusted for drilling contracts signed or terminated after each respective balance sheet date but prior to filing each annual and quarterly report on February 28, 2019 and May 2, 2019, respectively.

BUSINESS ENVIRONMENT

Floaters

The floater contracting environment remains challenging due to limited demand and excess newbuild supply. Floater demand has declined significantly in recent years due primarily to lower commodity prices which have caused our customers to reduce capital expenditures, particularly for capital-intensive, long-lead deepwater projects, resulting in the cancellation and delay of drilling programs. During the past several quarters, we have observed increased activity that may translate into marginal improvements in near-term utilization; however, further improvements in demand and/or reductions in supply will be necessary before meaningful increases in utilization and day rates are realized.

During the first quarter, we executed a four-well contract for ENSCO DS-9 that is expected to commence offshore Brazil in June 2019 and a six-month contract for ENSCO DS-7, which commenced offshore Egypt in April 2019. Additionally, we executed a two-well contract for ENSCO DPS-1 that is expected to commence in February 2020 and a four-well contract for ENSCO 8503 that is expected to commence in June 2019.

With respect to legacy Rowan floaters, a one-well option was executed for Rowan Relentless during the first quarter. Additionally, a one-well priced option was executed for Rowan Renaissance that is expected to commence during the second quarter of 2019.

There are approximately 30 newbuild drillships and semisubmersible rigs reported to be under construction, of which approximately 15 are scheduled to be delivered by the end of 2019. Nearly all newbuild floaters are uncontracted. Several newbuild deliveries have been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.

Drilling contractors have retired approximately 125 floaters since the beginning of the downturn. Approximately 20 floaters older than 30 years of age are currently idle, approximately 15 additional floaters older than 30 years have contracts that will expire by year-end 2019 without follow-on work and a further approximately five floaters between 15 and 30 years old have been idle for more than two years. Operating costs associated with keeping these rigs idle as well as expenditures required to re-certify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs.

Jackups

Demand for jackups has improved with increased tendering activity observed in the past several quarters off historic lows; however, day rates remain depressed due to the oversupply of rigs.

During the first quarter, we executed a nine-well contract for ENSCO 100 that is expected to commence in November 2019. As a result, a previously disclosed contract for ENSCO 100 is expected to be fulfilled by an ENSCO 120 series rig. Additionally, we executed a three-well contract for ENSCO 121 that commenced in April 2019 and a three-well contract and a one-well contract for ENSCO 72 and ENSCO 68, respectively, which are both expected to commence in May 2019. We also executed short-term contract extensions for ENSCO 101 and ENSCO 96.

With respect to the legacy Rowan jackups, a six-month contract extension with a two-month option was executed for Gorilla VI during the first quarter. Additionally, short-term contracts were executed for Rowan Norway, Rowan Viking and EXL II, which are expected to commence at various points this year. The Rowan Viking and Rowan Norway contracts include four additional one-well priced options and two short-term option periods, respectively.

During the first quarter, we began marketing for sale ENSCO 97 and classified the rig as held-for-sale as of March 31, 2019. The rig was sold for scrap in April 2019, resulting in an insignificant gain that will be recognized during the second quarter.

There are approximately 70 newbuild jackup rigs reported to be under construction, of which approximately 35 are scheduled to be delivered by the end of 2019. All newbuild jackups are uncontracted. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that additional rigs may be delayed or cancelled given limited contracting opportunities.

Drilling contractors have retired approximately 90 jackups since the beginning of the downturn. Approximately 95 jackups older than 30 years are idle and approximately 60 jackups that are 30 years or older have contracts expiring by the end of 2019 without follow-on work. Expenditures required to re-certify these aging rigs may prove cost prohibitive and drilling contractors may instead elect to scrap or cold-stack these rigs. We expect jackup scrapping and cold-stacking to continue during 2019.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns.  Consistent with this strategy, we scrapped ENSCO 97 in April 2019, which was an older, less capable jackup rig.

We continue to focus on our fleet management strategy in light of the new composition of our rig fleet following the Atwood acquisition and the Rowan Transaction. As part of this strategy, we may act opportunistically from time to time to monetize assets to enhance shareholder value and improve our liquidity profile, in addition to selling or disposing of older, lower-specification or non-core rigs.
RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the quarters ended March 31, 2019 and 2018 (in millions). The table and subsequent discussion of our results of operations do not include the results of Rowan:

	2019	2018
Revenues	$405.9	$417.0
Operating expenses
Contract drilling (exclusive of depreciation)	332.6	325.2
Depreciation	125.0	115.2
General and administrative	29.6	27.9
Operating loss	(81.3)	(51.3)
Other expense, net	(75.2)	(70.7)
Provision for income taxes	31.5	18.4
Loss from continuing operations	(188.0)	(140.4)
Loss from discontinued operations, net	—	(.1)
Net loss	(188.0)	(140.5)
Net (income) loss attributable to noncontrolling interests	(2.4)	.4
Net loss attributable to EnscoRowan	$(190.4)	$(140.1)

Overview

Revenues declined $11.1 million, or 3%, for the quarter ended March 31, 2019 as compared to the prior year quarter due primarily to the sale of two rigs that operated in the prior period and lower average day rates for our floaters segment, partially offset by increased utilization for our jackups segment.

Contract drilling expense increased by $7.4 million, or 2%, as compared to the prior year quarter due primarily to the commencement of ENSCO DS-10, ENSCO DS-9, ENSCO 140 and ENSCO 141 drilling operations and increased utilization for our jackups segment. These increases were partially offset by the sale of two rigs.

Depreciation expense increased by $9.8 million, or 9%, as compared to the prior year quarter primarily due to the commencement of ENSCO DS-10, ENSCO DS-9, ENSCO 140 and ENSCO 141 drilling operations.

General and administrative expenses increased by $1.7 million, or 6%, as compared to the prior year quarter primarily due to higher Rowan Transaction-related costs, partially offset by lower professional fees.

Other expense, net, increased by $4.5 million, or 6%, as compared to the prior year quarter primarily due to lower capitalized interest resulting from the commencement of ENSCO DS-10 drilling operations during 2018. Additionally, during the first quarter of 2018, we recognized a $18.8 million pre-tax loss on debt extinguishment associated with the repurchase and redemption of senior notes and $6.3 million of foreign currency losses, which were partially offset by measurement period adjustments recorded from the Atwood acquisition resulting in an additional bargain purchase gain of $16.6 million.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of March 31, 2019 and 2018:

	2019	2018
Floaters(1)	22	23
Jackups(2)	33	35
Under construction(3)	3	3
Held-for-sale(1)(2)(4)	1	4
Total	59	65

(1)	During the second quarter of 2018, we classified ENSCO 6001 as held-for-sale.

(2)	During the second quarter of 2018, we classified ENSCO 80 as held-for sale. During the first quarter of 2019, we classified ENSCO 97 as held-for sale.

(3)	In April 2019, we accepted delivery of ENSCO 123 which will be presented within jackups beginning in the second quarter.

(4)	During the second quarter of 2018, we sold ENSCO 7500, ENSCO 81 and ENSCO 82. During the third quarter of 2018, we sold ENSCO 5005, ENSCO 6001 and ENSCO 80.

The following table summarizes our rig utilization and average day rates by reportable segment for the quarters ended March 31, 2019 and 2018:

	2019	2018
Rig Utilization(1)
Floaters	43%	44%
Jackups	68%	61%
Total	58%	54%
Average Day Rates(2)
Floaters	$240,440	$262,661
Jackups	72,146	73,529
Total	$120,935	$132,486

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

Three Months Ended March 31, 2019

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$232.7	$157.0	$16.2	$405.9	$—	$405.9
Operating expenses
Contract drilling (exclusive of depreciation)	181.8	135.4	15.4	332.6	—	332.6
Depreciation	84.8	36.9	—	121.7	3.3	125.0
General and administrative	—	—	—	—	29.6	29.6
Operating income (loss)	$(33.9)	$(15.3)	$.8	$(48.4)	$(32.9)	$(81.3)

Three Months Ended March 31, 2018

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$259.0	$143.4	$14.6	$417.0	$—	$417.0
Operating expenses
Contract drilling (exclusive of depreciation)	185.1	126.9	13.2	325.2	—	325.2
Depreciation	75.3	36.5	—	111.8	3.4	115.2
General and administrative	—	—	—	—	27.9	27.9
Operating income (loss)	$(1.4)	$(20.0)	$1.4	$(20.0)	$(31.3)	$(51.3)

Floaters

Floater revenues for the quarter ended March 31, 2019 declined by $26.3 million, or 10%, as compared to the prior year quarter primarily due to lower average day rates and the sale of ENSCO 6001 which operated in the prior period. The decline was partially offset by the commencement of ENSCO DS-10 and ENSCO DS-9 drilling operations.

Floater contract drilling expense declined by $3.3 million, or 2%, as compared to the prior year quarter primarily due to the sale of ENSCO 6001 and lower contract preparation costs. This decline was partially offset by the commencement of ENSCO DS-10 and ENSCO DS-9 drilling operations.

Floater depreciation expense increased by $9.5 million, or 13%, as compared to the prior year quarter primarily due the commencement of ENSCO DS-10 and ENSCO DS-9 drilling operations.

Jackups

Jackup revenues for the quarter ended March 31, 2019 increased by $13.6 million, or 9%, as compared to the prior year quarter primarily due the commencement of ENSCO 140 and ENSCO 141 drilling operations and increased utilization. The increase in revenues was partially offset by the sale of ENSCO 80 which operated in the prior period.
Jackup contract drilling expense increased $8.5 million, or 7%, as compared to the prior year quarter primarily due to the commencement of ENSCO 140 and ENSCO 141 drilling operations and increased utilization. The increase was partially offset by the sale of ENSCO 80 which operated in the prior period.

Other Income (Expense)

The following table summarizes other income (expense) for the quarters ended March 31, 2019 and 2018 (in millions):

	2019	2018
Interest income	$3.5	$3.0
Interest expense, net:
Interest expense	(87.2)	(84.0)
Capitalized interest	6.2	18.4
	(81.0)	(65.6)
Other, net	2.3	(8.1)
	$(75.2)	$(70.7)

Interest expense for the quarter ended March 31, 2019 increased $3.2 million, or 4%, as compared to the prior year period due to the debt transactions we undertook during the first quarter of 2018.

Capitalized interest for the quarter ended March 31, 2019 declined $12.2 million, or 66%, as compared to the prior year period primarily due the commencement of ENSCO DS-10 operations.

Other, net, for the quarter ended March 31, 2019 increased as compared to the prior year quarter primarily due to a pre-tax loss of $18.8 million recognized during the first quarter of 2018 related to the repurchase and redemption of senior notes, in addition to foreign currency losses incurred in the same period primarily due to the devaluation of Angolan Kwanza and Venezuelan Bolivar as discussed below. These losses were partially offset by measurement period adjustments from the Atwood acquisition that resulted in the recognition of additional bargain purchase gain of $16.6 million during the first quarter of 2018.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Inclusive of offsetting fair value derivatives, net foreign currency exchange losses of $300,000 and $6.3 million were included in other, net, in our condensed consolidated statements of operations for the quarters ended March 31, 2019 and 2018. The 2018 losses were primarily due to the devaluation of the Angolan Kwanza and Venezuelan Bolivar.

Provision for Income Taxes

Ensco Rowan plc, our parent company, is domiciled and resident in the U.K. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-U.K. subsidiaries is generally not subject to U.K. taxation. Income tax rates imposed in the tax jurisdictions in which our subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenues, statutory or negotiated deemed profits or other bases utilized under local tax laws, rather than to net income. Therefore, we generally incur income tax expense in periods in which we operate at a loss.

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

Income tax rates and taxation systems in the jurisdictions in which our subsidiaries conduct operations vary and our subsidiaries are frequently subjected to minimum taxation regimes. In some jurisdictions, tax liabilities are based on gross revenues, statutory or negotiated deemed profits or other factors, rather than on net income and our subsidiaries are frequently unable to realize tax benefits when they operate at a loss. Accordingly, during periods of declining profitability, our consolidated income tax expense generally does not decline proportionally with consolidated income, which results in higher effective income tax rates. Furthermore, we generally continue to incur income tax expense in periods in which we operate at a loss on a consolidated basis.

Discrete income tax expense for the quarter ended March 31, 2019 was $0.6 million and was attributable to unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax benefit for the quarter ended March 31, 2018 was $8.9 million and was primarily attributable to U.S. tax reform and a restructuring transaction, partially offset by discrete tax expense related to the repurchase and redemption of senior notes and unrecognized tax benefits associated with tax positions taken in prior years.

Income tax expense, excluding the aforementioned discrete tax items, for the quarters ended March 31, 2019 and 2018 was $30.9 million and $27.3 million, respectively. The $3.6 million increase in income tax expense as compared to the prior year quarter was primarily due to an increase in the U.S. base erosion anti-abuse tax rate and an increase in the relative components of our earnings generated in tax jurisdictions with higher tax rates, partially offset by lower overall income levels.

LIQUIDITY AND CAPITAL RESOURCES

We remain focused on our liquidity and over the past several years have executed a number of financing transactions to improve our financial position and manage our debt maturities. In recent periods, a substantial portion of our cash has been utilized to repurchase debt and invest in the expansion and enhancement of our fleet of drilling rigs through newbuild construction, mergers and acquisitions and upgrade projects. We expect that our cash and short-term investments will primarily be used to fund capital expenditures and service our debt during 2019.

Based on our balance sheet, our contractual backlog and availability under our credit facility, we expect to fund our liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and short-term investments and, if necessary, funds borrowed under our credit facility or other future financing arrangements, including available shipyard financing options for our two drillships under construction. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs.

Effective upon closing of the Rowan Transaction, we amended our credit facility to, among other changes, increase the borrowing capacity. Previously, our borrowing capacity was $2.0 billion through September 2019, $1.3 billion through September 2020 and $1.2 billion through September 2022. Subsequent to the amendment, our borrowing capacity is $2.3 billion through September 30, 2019 and $1.7 billion through September 30, 2022. The credit agreement governing the credit facility includes an accordion feature allowing us to increase future commitments up to an aggregate amount not to exceed $250.0 million.

Additionally, as a result of the Rowan Transaction, we assumed the following debt from Rowan: (1) $201.4 million in aggregate principal amount of 7.875% unsecured senior notes due 2019, (2) $620.8 million in aggregate principal amount of 4.875% unsecured senior notes due 2022, (3) $398.1 million in aggregate principal amount of 4.75% unsecured senior notes due 2024, (4) $400.0 million in aggregate principal amount of 5.4% unsecured senior notes due 2042, (5) $400.0 million in aggregate principal amount of 5.85% unsecured senior notes due 2044 and (6) $500.0 million in aggregate principal amount of 7.375% unsecured senior notes due 2025. Upon closing of the Rowan Transaction, we terminated Rowan's outstanding credit facilities.

Our Board of Directors declared a $0.01 quarterly cash dividend, on a pre-Reverse Stock Split basis, during the first quarter. See "Note 14 - Subsequent Events" for additional information on the Reverse Stock Split. Our revolving credit facility prohibits us from paying dividends in excess of $0.01 per share per fiscal quarter. Dividends in excess of this amount would require the amendment or waiver of such provisions. The declaration and amount of future dividends is at the discretion of our Board of Directors. In the future, our Board of Directors may, without advance notice, determine to suspend our dividend in order to maintain our financial flexibility and best position us for long-term success.

During the quarter ended March 31, 2019, our primary source of cash was $84.0 million from net maturities of short-term investments. Our primary uses of cash for the same period were $29.0 million for the construction, enhancement and other improvements of our drilling rigs and $24.4 million used in operating activities of continuing operations.

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

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the quarters ended March 31, 2019 and 2018 were as follows (in millions):

	2019	2018
Net cash (used in) provided by operating activities of continuing operations	$(24.4)	$39.5
Capital expenditures
New rig construction	$16.2	$234.9
Rig enhancements	3.0	18.3
Minor upgrades and improvements	9.8	16.1
	$29.0	$269.3

Cash flows from operating activities of continuing operations declined $63.9 million as compared to the prior year period due primarily to declining margins. As challenging industry conditions persist, and our remaining above-market contracts expire and utilization increases with the execution of new market-rate contracts, coupled with the potential impact of rig reactivation costs, our operating cash flows may decline further and remain negative over the near-term.

As of March 31, 2019 we had one premium jackup rig under construction, ENSCO 123 which was delivered in April 2019. In January 2018, we made a $207.4 million milestone payment. The remaining balance of $7.6 million was paid upon delivery. We have two ultra-deepwater drillships under construction, ENSCO DS-13 and ENSCO DS-14, which are scheduled for delivery in September 2019 and June 2020, respectively, or such earlier date that we elect to take delivery with 45 days' notice.

The following table summarizes the cumulative amount of contractual payments made as of March 31, 2019 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2019	2020	Thereafter	Total(2)
ENSCO 123	$278.0	$7.6	$—	$—	$285.6
ENSCO DS-13(3)	—	83.9	—	—	83.9
ENSCO DS-14(3)	15.0	—	165.0	—	180.0
	$293.0	$91.5	$165.0	$—	$549.5

(1)
Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through March 31, 2019. Contractual payments made by Atwood prior to the Atwood acquisition for ENSCO DS-13 and ENSCO DS-14 are excluded.

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

Based on our current projections, inclusive of capital expenditures relating to Rowan subsequent to the Rowan Transaction Date and subject to Board approval, we expect total capital expenditures during 2019 to include approximately $160.0 million for newbuild construction, approximately $70.0 million for minor upgrades and improvements and approximately $90.0 million for rig enhancement projects. Depending on market conditions and future opportunities, we may reduce our planned expenditures or make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Debt to Capital

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	Pro Forma(1)	March 31, 2019	December 31, 2018
	March 31, 2019
Total debt (2)	$7,681.3	$5,161.0	$5,161.0
Total capital(3)	$17,725.7	$13,061.5	$13,252.4
Total debt to total capital	43.3%	39.5%	38.9%

(1)
Pro forma amounts reflect the impact of the Rowan Transaction as if it occurred on March 31, 2019. Total debt was adjusted to include Rowan's $2.5 billion principal amount of outstanding debt. In additional to the inclusion of Rowan's $2.5 billion principal amount of debt outstanding, total capital was adjusted to reflect the $1.4 billion of consideration transferred and the estimated $753.7 million bargain purchase gain. See "Note 3 - Rowan Transaction" for additional information on the Rowan Transaction.

(2)	Total debt consists of the principal amount outstanding.

(3)	Total capital consists of total debt and EnscoRowan shareholders' equity.

Revolving Credit

Effective upon closing of the Rowan Transaction, we amended our credit facility to, among other changes, increase the borrowing capacity. Previously, our borrowing capacity was $2.0 billion through September 2019, $1.3 billion through September 2020 and $1.2 billion through September 2022. Subsequent to the amendment, our borrowing capacity is $2.3 billion through September 30, 2019 and $1.7 billion through September 30, 2022. The credit agreement governing the credit facility includes an accordion feature allowing us to increase future commitments up to an aggregate amount not to exceed $250.0 million.

Advances under the credit facility bear interest at Base Rate or LIBOR plus an applicable margin rate, depending on our credit ratings. We are required to pay a quarterly commitment fee on the undrawn portion of the commitment, which is also based on our credit rating.

The credit facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60% and to provide guarantees from certain of our rig-owning subsidiaries sufficient to meet certain guarantee coverage ratios. The credit facility also contains customary restrictive covenants, including, among others, prohibitions on creating, incurring or assuming certain debt and liens (subject to customary exceptions, including a permitted lien basket that permits us to raise secured debt up to the lesser of $1 billion or 10% of consolidated tangible net worth (as defined in the credit facility)); entering into certain merger arrangements; selling, leasing, transferring or otherwise disposing of all or substantially all of our assets; making a material change in the nature of the business; paying or distributing dividends on our ordinary shares (subject to certain exceptions, including the ability to continue paying a quarterly dividend of $0.01 per share); borrowings, if after giving effect to such borrowings and the application of the proceeds thereof, the aggregate amount of available cash (as defined in the credit facility) would exceed $200 million; and entering into certain transactions with affiliates.

The credit facility also includes a covenant restricting our ability to repay indebtedness maturing after September 2022, which is the final maturity date of the credit facility. This covenant is subject to certain exceptions that permit us to manage our balance sheet, including the ability to make repayments of indebtedness (i) of acquired companies within 90 days of the completion of the acquisition or (ii) if, after giving effect to such repayments, available cash is greater than $250.0 million and there are no amounts outstanding under the credit facility.

As of March 31, 2019, we were in compliance in all material respects with our covenants under the credit facility. We had no amounts outstanding under the credit facility as of March 31, 2019 and December 31, 2018.

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

Our shareholders approved a new share repurchase program at our annual shareholder meeting held in May 2018. Subject to certain provisions under English law, including the requirement of the Company to have sufficient distributable reserves, we may repurchase shares up to a maximum of $500.0 million in the aggregate from one or more financial intermediaries under the program, but in no case more than 16.3 million shares. The program terminates in May 2023. As of March 31, 2019, there had been no share repurchases under this program. Our credit facility prohibits us from repurchasing our shares, except in certain limited circumstances. Any share repurchases, outside of such limited circumstances, would require the amendment or waiver of such provision.

From time to time, we and our affiliates may repurchase or refinance our outstanding senior notes in the open market, in privately negotiated transactions, through tender offers, exchange offers or otherwise, or we may redeem senior notes, pursuant to their terms. In connection with any exchange or refinancing transaction, we may issue equity, issue new debt and/or pay cash consideration. Any future repurchases, exchanges, redemptions or refinancings will depend on various factors existing at that time. There can be no assurance as to which, if any, of these alternatives (or combinations thereof) we may choose to pursue in the future.

Other Commitments

As of March 31, 2019, we were contingently liable for an aggregate amount of $128.0 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of March 31, 2019, we had not been required to make any collateral deposits with respect to these agreements.

In connection with our 50/50 joint venture with ARO, in the event ARO has insufficient cash from operations or is unable to obtain third party financing, we may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion. See "Note 3 - Rowan Transaction" for additional information on the Rowan Transaction.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	Pro Forma	March 31, 2019	December 31, 2018
	March 31, 2019
Cash and cash equivalents	$338.5	$298.4	$275.1
Short-term investments	$1,141.7	$245.0	$329.0
Working capital	$1,575.2	$695.0	$781.2
Current ratio	2.6	2.3	2.5

The pro forma amounts reflect the impact of the Rowan Transaction as if it occurred on March 31, 2019. The pro forma working capital and current ratio reflect current assets acquired and current liabilities assumed of $1.3 billion and $433.3 million, respectively.

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from our cash and cash equivalents and short-term investments, and, if necessary, funds borrowed under the credit facility or future financing arrangements, including available shipyard financing options for our two drillships under construction. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs.
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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of March 31, 2019, we had cash flow hedges outstanding to exchange an aggregate $169.6 million for various foreign currencies.

We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2019, we held derivatives not designated as hedging instruments to exchange an aggregate $191.8 million for various foreign currencies.

If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of March 31, 2019 would approximate $20.1 million. Approximately $13.4 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

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

We do not enter into derivatives for trading or other speculative purposes. We believe that our use of derivatives and related hedging activities reduces our exposure to foreign currency exchange rate risk and does not expose us to material credit risk or any other material market risk. All of our derivatives mature during the next 18 months. See "Note 5 - Derivative Instruments" for additional information on our derivative instruments.
CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2018, included in our annual report on Form 10-K filed with the SEC on February 28, 2019. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our condensed consolidated financial statements.

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments by us regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2018. During the quarter ended March 31, 2019, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

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

During the fiscal quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2016, we initiated separate arbitration proceedings in the U.K. against SHI for the losses incurred in connection with the foregoing Petrobras arbitration and certain other losses relating to the DSA. SHI subsequently filed a statement of defense disputing our claim. In January 2018, the arbitration tribunal for the SHI matter issued an award on liability fully in our favor. In August 2018, the tribunal awarded us approximately $2.8 million in costs and legal fees incurred to date, plus interest, which was collected during the fourth quarter of 2018.

The January 2018 arbitration award provides that SHI is liable to us for $10.0 million or damages that we can prove. We submitted our claim for damages to the tribunal, and the arbitral hearing on damages owed to us by SHI took place in the first quarter of 2019. We are awaiting the result of the tribunal’s decision, and we are unable to estimate the ultimate outcome of recovery for damages at this time.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2017, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $180,000 liability related to these matters was included in accrued liabilities and other in our condensed consolidated balance sheet as of March 31, 2019.

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
Item 1A.   Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2018, which contains descriptions of significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018, except as set forth below.

We may not realize the expected benefits of the ARO joint venture and it may introduce additional risks to our business.
In November 2016, Rowan and Saudi Aramco announced plans to form a 50/50 joint venture with Rowan and Saudi Aramco each selling existing drilling units and contributing capital as the foundation of the new company. The new entity, ARO, commenced operations on October 17, 2017, and is expected to add up to 20 newbuild jackup rigs to its fleet over 10 years commencing as early as 2021. There can be no assurance that the new jackup rigs will begin operations as anticipated or we will realize the expected return on our investment. We may also experience difficulty jointly managing the venture, and integrating our existing employees, business systems, technologies and services with those of Saudi Aramco in order to operate the joint venture efficiently. Further, in the event ARO has insufficient cash from operations or is unable to obtain third party financing, we may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion, which could affect our liquidity position. As a result of these risks, it may take longer than expected for us to realize the expected returns from ARO or such returns may ultimately be less than anticipated. Additionally, if we are unable to make any required contributions, our ownership in ARO could be diluted which could hinder our ability to effectively manage ARO and harm our operating results or financial condition.
Operating through ARO, in which we have a shared interest, may also result in us having less control over many decisions made with respect to projects and internal controls relating to projects. ARO may not apply the same internal controls and internal control over financial reporting that we follow. As a result, internal control issues may arise, which could have a material adverse effect on our financial condition and results of operations. Additionally, in order to establish or preserve our relationship with our joint venture partner, we may agree to risks and contributions of resources that are proportionately greater than the returns we could receive, which could reduce our income and return on our investment in ARO compared to what we may traditionally require in other areas of our business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the quarter ended March 31, 2019:
Issuer Repurchases of Equity Securities

Period	Total Number of Securities Repurchased(1)	Average Price Paid per Security	Total Number of Securities Repurchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Repurchased Under Plans or Programs

January 1 - January 31	515	$14.64	—	$500,000,000
February 1 - February 28	517	$17.64	—	$500,000,000
March 1 - March 31	167,235	$16.91	—	$500,000,000
Total	168,267	$16.91	—

(1)
Equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
During 2018, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco Rowan plc to have sufficient distributable reserves, we may purchase up to a maximum of $500 million in the aggregate under the program, but in no case more than 16.3 million shares. The program terminates in May 2023.

Item 6.   Exhibits

Exhibit Number	Exhibit
*2.1	Deed of Amendment No. 2 to the Transaction Agreement, dated as of April 4, 2019, by and between Ensco plc and Rowan Companies plc.
3.1	Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2010, File No. 1-8097).
3.2
Articles of Association of Ensco plc (incorporated by reference to Annex 2 to the Registrant's Proxy Statement on Form DEF 14A filed on April 5, 2013, as adopted by Special Resolution passed on May 20, 2013, File No. 1-8097).

+10.1
Form of Ensco plc 2018 Long-Term Incentive Plan Restricted Share Unit Award Agreement (Executives) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 11, 2019, File No. 1-8097).

+10.2
Form of Ensco plc 2018 Long-Term Incentive Plan Restricted Share Unit Award Agreement (CEO) (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 11, 2019, File No. 1-8097).

+10.3
Form of Ensco plc 2018 Long-Term Incentive Plan Performance Unit Award Agreement (Executives) (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on March 11, 2019, File No. 1-8097).

+10.4
Form of Ensco plc 2018 Long-Term Incentive Plan Performance Unit Award Agreement (CEO) (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on March 11, 2019, File No. 1-8097).

10.5
Commitment Increase Agreement and Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 9, 2019, among Ensco plc, Pride International LLC, certain other subsidiaries of Ensco plc party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 11, 2019, File No. 1-8097).

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

Ensco Rowan plc

Date:	May 2, 2019	/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ TOMMY E. DARBY
Tommy E. Darby Controller (principal accounting officer)