Form 10-Q
period 2019-06-30
Ensco Rowan plc
filed 2019-08-01
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________

Commission File Number 1-8097
 Valaris plc
(Exact name of registrant as specified in its charter)

England and Wales		98-0635229
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

6 Chesterfield Gardens
London,	England	W1J 5BQ
(Address of principal executive offices)		(Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol(s)	Name of each exchange on which on which registered
Class A ordinary shares, U.S. $0.40 par value	VAL	New York Stock Exchange
4.70% Senior Notes due 2021	VAL21	New York Stock Exchange
4.50% Senior Notes due 2024	VAL24	New York Stock Exchange
8.00% Senior Notes due 2024	VAL24A	New York Stock Exchange
5.20% Senior Notes due 2025	VAL25A	New York Stock Exchange
7.75% Senior Notes due 2026	VAL26	New York Stock Exchange
5.75% Senior Notes due 2044	VAL44	New York Stock Exchange

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

As of July 26, 2019, there were 197,872,156 Class A ordinary shares of the registrant issued and outstanding.

VALARIS PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "likely," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; dividends; expected utilization, day rates, revenues, operating expenses, cash flow, contract terms, contract backlog, capital expenditures, insurance, financing and funding; expected work commitments, awards and contracts; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; future rig construction (including work in progress and completion thereof), enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effects of declines in commodity prices; performance of our joint venture with Saudi Aramco; expected divestitures of assets; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory complexity; our program to high-grade the rig fleet by investing in new equipment and divesting selected assets and underutilized rigs; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.

Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•
our ability to successfully integrate the business, operations and employees of Rowan Companies Limited (formerly named Rowan Companies plc) ("Rowan") and the Company to realize synergies and cost savings in connection with the Rowan Transaction (as defined herein);

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Valaris plc:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Valaris plc and subsidiaries (the Company, formerly known as Ensco Rowan plc and Ensco plc) as of June 30, 2019, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2019 and 2018, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
August 1, 2019

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
OPERATING REVENUES	$583.9	$458.5
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	500.3	344.3
Loss on impairment	2.5	—
Depreciation	157.9	120.7
General and administrative	81.2	26.1
Total operating expenses	741.9	491.1
EQUITY IN EARNINGS OF ARO	.6	—
OPERATING LOSS	(157.4)	(32.6)
OTHER INCOME (EXPENSE)
Interest income	11.9	3.9
Interest expense, net	(118.3)	(75.7)
Other, net	703.7	(13.0)
	597.3	(84.8)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	439.9	(117.4)
PROVISION FOR INCOME TAXES
Current income tax expense	21.2	20.1
Deferred income tax expense	11.4	4.6
	32.6	24.7
INCOME (LOSS) FROM CONTINUING OPERATIONS	407.3	(142.1)
LOSS FROM DISCONTINUED OPERATIONS, NET	—	(8.0)
NET INCOME (LOSS)	407.3	(150.1)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.8)	(.9)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$405.5	$(151.0)
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$2.09	$(1.31)
Discontinued operations	—	(0.08)
	$2.09	$(1.39)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	188.6	108.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING REVENUES	$989.8	$875.5
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	832.9	669.5
Loss on impairment	2.5	—
Depreciation	282.9	235.9
General and administrative	110.8	54.0
Total operating expenses	1,229.1	959.4
EQUITY IN EARNINGS OF ARO	.6	—
OPERATING LOSS	(238.7)	(83.9)
OTHER INCOME (EXPENSE)
Interest income	15.4	6.9
Interest expense, net	(199.3)	(141.3)
Other, net	706.0	(21.1)
	522.1	(155.5)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	283.4	(239.4)
PROVISION FOR INCOME TAXES
Current income tax expense	46.8	27.2
Deferred income tax expense	17.3	15.9
	64.1	43.1
INCOME (LOSS) FROM CONTINUING OPERATIONS	219.3	(282.5)
LOSS FROM DISCONTINUED OPERATIONS, NET	—	(8.1)
NET INCOME (LOSS)	219.3	(290.6)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4.2)	(.5)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$215.1	$(291.1)
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$1.40	$(2.61)
Discontinued operations	—	(0.08)
	$1.40	$(2.69)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	148.9	108.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
NET INCOME (LOSS)	$407.3	$(150.1)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	(1.6)	(7.6)
Reclassification of net (gains) losses on derivative instruments from other comprehensive income (loss) into net income (loss)	1.8	(.7)
Other	—	(.2)
NET OTHER COMPREHENSIVE INCOME (LOSS)	.2	(8.5)
COMPREHENSIVE INCOME (LOSS)	407.5	(158.6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.8)	(.9)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$405.7	$(159.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
NET INCOME (LOSS)	$219.3	$(290.6)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	(1.6)	(5.7)
Reclassification of net (gains) losses on derivative instruments from other comprehensive income (loss) into net income (loss)	3.4	(2.9)
Other	(.1)	(.3)
NET OTHER COMPREHENSIVE INCOME (LOSS)	1.7	(8.9)
COMPREHENSIVE INCOME (LOSS)	221.0	(299.5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4.2)	(.5)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$216.8	$(300.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$959.1	$275.1
Short-term investments	135.0	329.0
Accounts receivable, net	628.7	344.7
Other current assets	499.7	360.9
Total current assets	2,222.5	1,309.7
PROPERTY AND EQUIPMENT, AT COST	18,472.8	15,517.0
Less accumulated depreciation	3,017.1	2,900.8
Property and equipment, net	15,455.7	12,616.2
LONG-TERM NOTES RECEIVABLE FROM ARO	453.1	—
INVESTMENT IN ARO	139.4	—
OTHER ASSETS	169.4	97.8
	$18,440.1	$14,023.7
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$335.2	$210.5
Accrued liabilities and other	438.3	318.0
Current maturities of long-term debt	1,125.3	—
Total current liabilities	1,898.8	528.5
LONG-TERM DEBT	6,020.1	5,010.4
OTHER LIABILITIES	799.0	396.0
COMMITMENTS AND CONTINGENCIES
VALARIS SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.40 par value, 205.8 million and 115.2 million shares issued as of June 30, 2019 and December 31, 2018	82.4	46.1
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of June 30, 2019 and December 31, 2018	.1	.1
Additional paid-in capital	8,608.4	7,225.0
Retained earnings	1,084.8	874.2
Accumulated other comprehensive income	19.9	18.2
Treasury shares, at cost, 8.1 million and 5.9 million shares as of June 30, 2019 and December 31, 2018	(75.0)	(72.2)
Total Valaris shareholders' equity	9,720.6	8,091.4
NONCONTROLLING INTERESTS	1.6	(2.6)
Total equity	9,722.2	8,088.8
	$18,440.1	$14,023.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$219.3	$(290.6)
Adjustments to reconcile net income (loss) to net cash used in operating activities of continuing operations:
Gain on bargain purchase	(712.8)	(8.3)
Depreciation expense	282.9	235.9
Share-based compensation expense	19.2	14.8
Amortization, net	(17.3)	(24.4)
Deferred income tax expense	17.3	15.9
Contributions to pension plans	(4.0)	—
Loss on impairment	2.5	—
Equity in earnings of ARO	(0.6)	—
Loss on debt extinguishment	—	19.0
Loss from discontinued operations, net	—	8.1
Other	4.9	(2.1)
Changes in operating assets and liabilities	(104.8)	13.7
Net cash used in operating activities of continuing operations	(293.4)	(18.0)
INVESTING ACTIVITIES
Rowan cash acquired	931.9	—
Maturities of short-term investments	339.0	599.0
Purchases of short-term investments	(145.0)	(414.0)
Additions to property and equipment	(134.8)	(331.9)
Other	4.5	2.9
Net cash provided by (used in) investing activities of continuing operations	995.6	(144.0)
FINANCING ACTIVITIES
Debt solicitation fees	(8.7)	—
Cash dividends paid	(4.5)	(9.0)
Proceeds from issuance of senior notes	—	1,000.0
Reduction of long-term borrowings	—	(771.2)
Debt issuance costs	—	(17.0)
Repurchase of common stock	(4.2)	(2.0)
Other	(0.5)	(0.5)
Net cash provided by (used in) financing activities	(17.9)	200.3
Net cash provided by discontinued operations	—	2.5
Effect of exchange rate changes on cash and cash equivalents	(.3)	(.7)
INCREASE IN CASH AND CASH EQUIVALENTS	684.0	40.1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	275.1	445.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$959.1	$485.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

On April 11, 2019, we completed our combination with Rowan Companies Limited (formerly named Rowan Companies plc) ("Rowan") and effected a four-to-one share consolidation (being a reverse stock split under English law or the "Reverse Stock Split") and changed our name to Ensco Rowan plc. On July 30, 2019, we changed our name to Valaris plc. All share and per-share amounts in these financial statements have been retrospectively adjusted to reflect the Reverse Stock Split.

We prepared the accompanying condensed consolidated financial statements of Valaris plc and subsidiaries (the "Company," "Valaris," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2018 condensed consolidated balance sheet data was derived from our 2018 audited consolidated financial statements, but does not include all disclosures required by GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

The financial data for the quarters ended June 30, 2019 and 2018 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the quarter ended June 30, 2019 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2019. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

New Accounting Pronouncements

Recently adopted accounting standards

Derivatives and Hedging - In August 2017, the FASB issued Update 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("Update 2017-12"), which makes more hedging strategies eligible for hedge accounting, amends presentation and disclosure requirements and changes how companies assess effectiveness, including the elimination of separate measurement and recognition of ineffectiveness on designated hedging instruments. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We adopted Updated 2017-12 effective January 1, 2019. As a result, beginning on the effective date, we will no longer separately measure and recognize ineffectiveness on our designated cash flow hedges. Update 2017-02 requires a modified retrospective adoption approach whereby amounts previously recorded to earnings for hedge ineffectiveness on hedging relationships that exist as of the adoption date are recorded as a cumulative effect adjustment to opening retained earnings. As of our adoption date, we had no amounts previously recorded for ineffectiveness for hedging relationships that existed as of our adoption date and therefore no cumulative effect adjustment to retained earnings was recorded.

Leases - During 2016, the FASB issued Update 2016-02, Leases (Topic 842) ("Update 2016-02"), which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. During our evaluation of Update 2016-02, we concluded that our drilling contracts contain a lease component. In July 2018, the FASB issued Accounting Standard Update 2018-11, Leases (Topic 842), Targeted Improvements, which (1) provided for a new transition method whereby entities could elect to adopt the Update using a prospective with cumulative catch-up approach (the "effective date method") and (2) provided lessors with a practical expedient, by class of underlying asset, to not separate lease and non-lease components and account for the combined component under Topic 606 when the non-lease component is the predominant element of the combined component. The lessor practical expedient is limited to circumstances in which the lease, if accounted for separately, would be classified as an operating lease under Topic 842. We adopted ASU 2016-02, effective January 1, 2019, using the effective date method.

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

With respect to leases whereby we are the lessee, we elected several practical expedients afforded under Topic 842. We elected the package of practical expedients permitted under the transition guidance of Topic 842, including the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. We also elected the practical expedient to not separate lease components from non-lease components for all asset classes, with the exception of office space. Furthermore, we also elected the practical expedient that permits entities not to apply the recognition requirements for leases with a term of 12 months or less. Upon adoption of ASU 2016-02 on January 1, 2019, we recognized lease liabilities and right-of-use assets of $64.6 million and $53.7 million, respectively. See Note 14 for additional information.

Defined Benefit Plans - In August 2018, the FASB issued ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. We will be required to adopt the amended guidance in annual and interim reports beginning January 1, 2021, with early adoption permitted. Adoption is required to be applied on a retrospective basis to all periods presented. We are in the process of evaluating the impact this amendment will have on our condensed consolidated financial statements.

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

The amount estimated for variable consideration is only recognized as revenue to the extent that it is probable that a significant reversal will not occur during the contract term. We have applied the optional exemption afforded in Update 2014-09 and have not disclosed the variable consideration related to our estimated future day rate revenues. The remaining duration of our drilling contracts based on those in place as of June 30, 2019 was between approximately one month and four years.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	June 30, 2019	December 31, 2018
Current contract assets	$12.8	$4.0
Current contract liabilities (deferred revenue)	$46.2	$56.9
Noncurrent contract liabilities (deferred revenue)	$14.8	$20.5
Significant changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2018	$4.0	$77.4
Contract assets acquired and liabilities assumed in the Rowan Transaction	8.4	5.3
Revenue recognized in advance of right to bill customer	2.3	—
Increase due to cash received	—	34.3
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(40.2)
Decrease due to amortization of deferred revenue that was added during the period	—	(15.8)
Decrease due to transfer to receivables during the period	(1.9)	—
Balance as of June 30, 2019	$12.8	$61.0

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparation are attributable to our future performance obligation under each respective drilling contract. Such costs are deferred and amortized on a straight-line basis over the contract term. Demobilization costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred. Deferred contract costs were included in other current assets and other assets on our condensed consolidated balance sheets and totaled $45.1 million and $23.5 million as of June 30, 2019 and December 31, 2018, respectively. During the three-month and six-month periods ended June 30, 2019, amortization of such costs totaled $14.7 million and $21.1 million, respectively. During the three-month and six-month periods ended June 30, 2018, amortization of such costs totaled $9.1 million and $15.9 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in other current assets and other assets on our condensed consolidated balance sheets and totaled $12.1 million and $13.6 million as of June 30, 2019 and December 31, 2018, respectively. During the three-month and six-month periods ended June 30, 2019, amortization of such costs totaled $2.8 million and $5.7 million, respectively. During the three-month and six-month periods ended June 30, 2018, amortization of such costs totaled $3.2 million and $6.3 million, respectively.

Expected Future Amortization of Contract Liabilities and Deferred Costs

Our contract liabilities and deferred costs are amortized on a straight-line basis over the contract term or corresponding certification period to operating revenues and contract drilling expense, respectively. Expected future amortization of our contract liabilities and deferred costs recorded as of June 30, 2019 is set forth in the table below (in millions):

	Remaining 2019	2020	2021	2022 and Thereafter	Total
Amortization of contract liabilities	$39.0	$11.7	$7.6	$2.7	$61.0
Amortization of deferred costs	$39.7	$13.3	$2.8	$1.4	$57.2

Note 3 -Rowan Transaction

On October 7, 2018, we entered into a transaction agreement (the "Transaction Agreement") with Rowan. On April 11, 2019 (the "Transaction Date"), we completed our combination with Rowan pursuant to the Transaction Agreement (the "Rowan Transaction"). Rowan's financial results are included in our consolidated results beginning on the Transaction Date.

Prior to the Rowan Transaction, Rowan and Saudi Aramco formed a 50/50 joint venture to own, manage and operate drilling rigs offshore Saudi Arabia ("Saudi Aramco Rowan Offshore Drilling Company" or "ARO"). ARO currently owns a fleet of seven jackup rigs, leases another nine jackup rigs from us (two of which are expected to commence drilling operations during the third quarter of 2019) and has plans to order up to 20 newbuild jackup rigs over the next 10 years. See Note 4 for additional information on ARO.

The Rowan Transaction is expected to enhance the market leadership of the combined company with a fleet of high-specification floaters and jackups and position us well to meet increasing and evolving customer demand. The increased scale, diversification and financial strength of the combined company will provide us advantages to better serve our customers. Exclusive of two older jackup rigs marked for retirement, Rowan’s offshore rig fleet as of the Transaction Date consisted of four ultra-deepwater drillships and 19 jackup rigs.

Consideration

As a result of the Rowan Transaction, Rowan shareholders received 2.750 Valaris Class A ordinary shares for each Rowan Class A ordinary share, representing a value of $43.67 per Rowan share based on a closing price of $15.88 per Valaris share on April 10, 2019, the last trading day before the Transaction Date. Total consideration delivered in the Rowan Transaction consisted of 88.3 million Valaris shares with an aggregate value of $1.4 billion, inclusive of $2.6 million for the estimated fair value of replacement employee equity awards. Upon closing of the Rowan Transaction, we effected a consolidation (being a reverse stock split under English law) where every four existing Class A ordinary shares, each with a nominal value of $0.10, were consolidated into one Class A ordinary share, each with a nominal value of $0.40. All share and per share data included in this report have been retroactively adjusted to reflect the Reverse Stock Split.

Assets Acquired and Liabilities Assumed

Under U.S. GAAP, Valaris is considered to be the acquirer for accounting purposes. As a result, Rowan's assets acquired and liabilities assumed in the Rowan Transaction were recorded at their estimated fair values as of the Transaction Date under the acquisition method of accounting. When the fair value of the net assets acquired exceeds the consideration transferred in an acquisition, the difference is recorded as a bargain purchase gain in the period in which the transaction occurs. We have not finalized the fair values of assets acquired and liabilities assumed; therefore, the fair value estimates set forth below are subject to adjustment during a one-year measurement period subsequent to the Transaction Date. The estimated fair values of certain assets and liabilities including materials and supplies, long-lived assets, contingencies and unrecognized tax benefits require judgments and assumptions that increase the likelihood that adjustments may be made to these estimates during the measurement period, and those adjustments could be material.

The provisional amounts for assets acquired and liabilities assumed are based on preliminary estimates of their fair values as of the Transaction Date and are as follows (in millions):

Estimated Fair Value
Assets:
Cash and cash equivalents	$931.9
Accounts receivable(1)	207.1
Other current assets	101.6
Long-term notes receivable from ARO	454.5
Investment in ARO	138.8
Property and equipment	2,989.8
Other assets	41.7
Liabilities:
Accounts payable and accrued liabilities	259.4
Current portion of long-term debt	203.2
Long-term debt	1,910.9
Other liabilities	376.3
Net assets acquired	2,115.6
Less: Transaction consideration	(1,402.8)
Estimated bargain purchase gain	$712.8

(1)	Gross contractual amounts receivable totaled $208.3 million as of the Transaction Date.

Bargain Purchase Gain

The estimated fair values assigned to assets acquired net of liabilities assumed exceeded the consideration transferred, resulting in a bargain purchase gain primarily driven by the decline in our share price from $33.92 to $15.88 between the last trading day prior to the announcement of the Rowan Transaction and the Transaction Date. The estimated bargain purchase gain of $712.8 million was reflected in other, net, in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2019.

Transaction-Related Costs

Transaction-related costs were expensed as incurred and consisted of various advisory, legal, accounting, valuation and other professional or consulting fees totaling $15.0 million and $17.8 million for the three-month and six-month periods ended June 30, 2019. These costs were included in general and administrative expense in our condensed consolidated statements of operations.

Materials and Supplies

We recorded materials and supplies at an estimated fair value of $83.0 million. Materials and supplies consist of consumable parts and supplies maintained on drilling rigs and in shore-based warehouse locations for use in operations and is generally comprised of items of low per unit cost and high reorder frequency. We estimated the fair value of Rowan's materials and supplies primarily using a market approach.

Equity Method Investment in ARO

The equity method investment in ARO was recorded at its estimated fair value as of the Transaction Date. See Note 4 for addition information on ARO. We estimated the fair value of the equity investment primarily by applying an income approach, using projected discounted cash flows of the underlying assets, a risk-adjusted discount rate and an estimated effective income tax rate.

Property and Equipment

Property and equipment acquired in connection with the Rowan Transaction consisted primarily of drilling rigs and related equipment, including four drillships and 19 jackup rigs (exclusive of two jackups marked for retirement).  We recorded property and equipment at its estimated fair value of $3.0 billion. We estimated the fair value of the rigs and equipment by applying an income approach, using projected discounted cash flows, a risk-adjusted discount rate and an estimated effective income tax rate. The estimated remaining useful lives for Rowan's drilling rigs ranged from 16 to 35 years based on original estimated useful lives of 30 to 35 years.

Intangible Assets and Liabilities

We recorded intangible assets and liabilities of $16.2 million and $2.1 million, respectively, representing the estimated fair value of Rowan's firm contracts in place at the Transaction Date with favorable or unfavorable contract terms compared to then-market day rates for comparable drilling rigs. The various factors considered in the determination of these fair values were (1) the contracted day rate for each contract, (2) the remaining term of each contract, (3) the rig class and (4) the market conditions for each respective rig class at the Transaction Date. The intangible assets and liabilities were calculated based on the present value of the difference in cash flows over the remaining contract term as compared to a hypothetical contract with the same remaining term at an estimated then-current market day rate using a risk-adjusted discount rate and an estimated effective income tax rate.

Operating revenues were reduced by $1.1 million for net asset amortization during the period from the Transaction Date through June 30, 2019. The remaining balance of intangible assets and liabilities of $14.9 million and $1.9 million, respectively, was included in other assets and other liabilities, respectively, on our condensed consolidated balance sheet as of June 30, 2019. These balances will be amortized to operating revenues over the respective remaining contract terms on a straight-line basis. As of June 30, 2019, the remaining terms of the underlying contracts is approximately 2.5 years. Amortization of these intangibles is expected to result in a reduction to revenue of $2.6 million, $5.1 million and $5.4 million for 2019, 2020 and 2021, respectively.

Long-term Debt

We recorded Rowan's long-term debt at its estimated fair value as of the Transaction Date, which were based on quoted market prices for Rowan's publicly traded debt as of April 10, 2019.

Deferred Taxes

The Rowan Transaction was executed through the acquisition of Rowan's outstanding ordinary shares and, therefore, the historical tax bases of the acquired assets and assumed liabilities, net operating losses and other tax attributes of Rowan, were assumed as of the Transaction Date.  However, adjustments were recorded to recognize deferred tax assets and liabilities for the tax effects of differences between acquisition date fair values and tax bases of assets acquired and liabilities assumed. Additionally, the interaction of our and Rowan's tax attributes that impacted the deferred taxes of the combined entity were also recognized as part of acquisition accounting. As of the Transaction Date, an increase of $10.0 million and a decrease of $98.0 million to Rowan's historical net deferred tax liabilities and deferred tax assets, respectively, was recognized.

Deferred tax assets and liabilities recognized in connection with the Rowan Transaction were measured at rates enacted as of the Transaction Date.  Tax rate changes, or any deferred tax adjustments for new tax legislation, following the Transaction Date will be reflected in our operating results in the period in which the change in tax laws or rate is enacted.

Uncertain Tax Positions

Uncertain tax positions assumed in a business combination are measured at the largest amount of the tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. As of the Transaction Date, Rowan had previously recognized net liabilities for uncertain tax positions totaling $50.4 million. Subsequent to the Transaction Date, we received tax assessments related to certain filing positions taken by Rowan in prior years totaling approximately $159.0 million. We continue to evaluate these and other Rowan filing positions and have recognized additional liabilities of $52.0 million, which reflects the amount of the Rowan filing positions that we have preliminarily concluded we will not more-likely-than-not sustain. Our continuing evaluation of the relevant facts and circumstances surrounding these positions may result in revisions to this estimate, which could be material.

Revenue and Earnings of Rowan

Our condensed consolidated statements of operations for the three-month and six-month periods end June 30, 2019 include revenues of $147.2 million and a net loss of $95.3 million associated with Rowan's operations from the Transaction Date through June 30, 2019.

Unaudited Pro Forma Impact of the Rowan Transaction

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

(in millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2019(1)	2018	2019(1)	2018
Revenues	$599.0	$699.8	$1,179.5	$1,328.0
Net loss	$(264.9)	$(172.6)	$(596.4)	$(373.5)
Loss per share - basic and diluted	$(1.35)	$(0.88)	$(3.04)	$(1.90)

(1)
Pro forma net loss and loss per share were adjusted to exclude an aggregate of $71.5 million and $80.8 million of transaction-related and integration costs incurred for the three-month and six-month periods ended June 30, 2019, respectively, and the estimated $712.8 million bargain purchase gain.

Note 4 -Equity Method Investment in ARO

Background

During 2016, Rowan and Saudi Aramco entered into an agreement to create a 50/50 joint venture (the "Shareholders' Agreement") to own, manage and operate offshore drilling rigs in Saudi Arabia. The new entity, ARO, was formed in May 2017 with each of Rowan and Saudi Aramco contributing $25 million to be used for working capital needs.
In October 2017, Rowan sold rigs Bob Keller, J.P. Bussell and Gilbert Rowe to ARO and Saudi Aramco sold SAR 201 and related assets to ARO in each case for cash. Upon completion of the rig sales, ARO was deemed to have commenced operations. Saudi Aramco subsequently sold another rig, SAR 202, to ARO in December 2017 for cash and in October 2018, Rowan sold two additional jackup rigs, the Scooter Yeargain and the Hank Boswell, to ARO for cash. As a result of these rig sales, ARO owns seven jackup rigs as of June 30, 2019.

During 2017 and 2018, Rowan contributed cash to ARO in exchange for 10-year shareholder notes receivable at a stated interest rate of LIBOR plus two percent. As of June 30, 2019, the carrying amount of the long-term notes receivable from ARO was $453.1 million. The Shareholders’ Agreement prohibits the sale or transfer of the shareholder note to a third party, except in certain limited circumstances.

Rigs purchased by ARO will receive contracts from Saudi Aramco for an aggregate 15 years, renewed and re-priced every three years, provided that the rigs meet the technical and operational requirements of Saudi Aramco. Each of the seven rigs owned by ARO is currently operating under its initial three-year contract.

Additionally, prior to the Rowan Transaction, Rowan entered into agreements with ARO to lease nine rigs to ARO (the "Lease Agreements"). The rigs are leased to ARO through bareboat charter arrangements whereby substantially all operating costs are incurred by ARO. All nine leased rigs are under three-year drilling contracts with Saudi Aramco. As of June 30, 2019, seven of the rigs were operating under their contracts and two rigs, the Bess Brants and Earnest Dees, were undergoing shipyard projects prior to commencing their contracts with Saudi Aramco. The Bess Brants and Earnest Dees are expected to commence drilling operations in August and September 2019, respectively.

Rowan and Saudi Aramco have agreed to take all steps necessary to ensure that ARO purchases at least 20 newbuild jackup rigs ratably over 10 years. The partners intend for the newbuild jackup rigs to be financed out of available cash from ARO's operations and/or funds available from third-party debt financing. In the event ARO has insufficient cash from operations or is unable to obtain third party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion to fund the newbuild program. Each partner's commitment shall be reduced by the actual cost of each newbuild rig, on a proportionate basis. The partners agreed that Saudi Aramco as a customer will provide drilling contracts to ARO in connection with the acquisition of the newbuild rigs. The initial contracts provided by Saudi Aramco for each of the newbuild rigs will be for an eight-year term. The day rate for the initial contracts for each newbuild rig will be determined using a pricing mechanism that targets a defined payback period for construction costs on an EBITDA basis. The initial eight-year contracts will be followed by a minimum of another eight years of term, re-priced in three-year intervals based on a market pricing mechanism.

Upon establishment of ARO, Rowan also entered into (1) an agreement to provide certain back-office services for a period of time until ARO develops its own infrastructure (the "Transition Services Agreement"), and (2) an agreement to provide certain Rowan employees through secondment arrangements to assist with various onshore and offshore services for the benefit of ARO (the "Secondment Agreement"). These agreements remain in place subsequent to the Rowan Transaction. Pursuant to these agreements, we or our seconded employees provide various services to ARO, and in return, are provided remuneration for those services. From time to time, we may also sell equipment or supplies to ARO.

The operating revenues of ARO presented below reflect revenues earned under drilling contracts with Saudi Aramco for the seven ARO-owned jackup rigs and the seven rigs leased from us that operated during the period from the Transaction Date through June 30, 2019.

The contract drilling expenses, depreciation and general and administrative expenses presented below are also for the period from the Transaction Date through June 30, 2019. Contract drilling expense is inclusive of the bareboat charter fees for the rigs leased from us. Cost incurred under the Secondment Agreement are included in both contract drilling expense and general and administrative, depending on the function to which the seconded employee's service relates. Substantially all costs incurred under the Transition Services Agreement are included in general and administrative. See additional discussion below regarding these related-party transactions.

We account for our interest in ARO using the equity method of accounting and only recognize our portion of ARO's net income, adjusted for basis differences as discussed below, which is included in equity in earnings of ARO in our condensed consolidated statements of operations. ARO is a variable interest entity; however, we are not the primary beneficiary and therefore do not consolidate ARO. Judgments regarding our level of influence over ARO included considering key factors such as: each partner's ownership interest, representation on the board of managers of ARO and ability to direct activities that most significantly impact ARO's economic performance, including the ability to influence policy-making decisions.

Summarized Financial Information

Summarized financial information for ARO is as follows (in millions):

April 11 - June 30, 2019
Revenues	$123.8
Operating expenses
Contract drilling (exclusive of depreciation)	78.9
Depreciation	12.4
General and administrative	5.3
Operating income	27.2
Other expense, net	8.7
Provision for income taxes	1.7
Net income	$16.8

June 30, 2019
Current assets	$434.9
Non-current assets	898.6
Total assets	$1,333.5

Current liabilities	$227.4
Non-current liabilities	1,030.6
Total liabilities	$1,258.0
Equity in Earnings of ARO
As a result of the Rowan Transaction, we recorded our equity method investment in ARO at its estimated fair value on the Transaction Date. Additionally, we computed the difference between the fair value of ARO's net assets and the carrying value of those net assets in ARO's GAAP financial statements ("basis differences"). The basis differences primarily relate to ARO's long-lived assets and the recognition of intangible assets associated with certain of ARO's drilling contracts that were determined to have favorable terms as of the Transaction Date. The basis differences are amortized over the remaining life of the assets or liabilities to which they relate and are recognized as an adjustment to the equity in earnings of ARO in our condensed consolidated statements of operations. The amortization of those basis differences are combined with our 50% interest in ARO's net income. A reconciliation of those components is presented below (in millions):

April 11 - June 30, 2019
50% interest in ARO net income	$8.4
Amortization of basis differences	(7.8)
Equity in earnings of ARO	$0.6

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements, Transition Services Agreement and Secondment Agreement are as follows (in millions):

April 11 - June 30, 2019
Lease revenue	$18.3
Secondment revenue	15.6
Transition Services revenue	5.2
Total revenue from ARO (1)	$39.1

(1)	All of the revenues presented above are included in our Other segment in our segment disclosures. See Note 15 for additional information.
We also have an agreement between us and ARO, pursuant to which ARO will reimburse us for certain capital expenditures related to the shipyard upgrade projects for the Bess Brants and Earnest Dees. As of June 30, 2019, $14.3 million related to reimbursement of these expenditures is included in accounts receivable, net, on our condensed consolidated balance sheet.
Amounts receivable from ARO related to the above items totaled $63.6 million as of June 30, 2019 and are included in accounts receivable, net, on our condensed consolidated balance sheet. Accounts payable to ARO totaled $2.8 million as of June 30, 2019.
During 2017 and 2018, Rowan contributed cash to ARO in exchange for 10-year shareholder notes receivable at a stated interest rate of LIBOR plus two percent. Interest is recognized as interest income in our condensed consolidated statement of operations and totaled $5.1 million for the period from the Transaction Date through June 30, 2019. As of June 30, 2019, we had interest receivable from ARO of $11.5 million, which is included in other current assets on our condensed consolidated balance sheet.
The following summarizes the total assets and liabilities as reflected in our condensed consolidated balance sheet as well as our maximum exposure to loss related to ARO (in millions). Generally, our maximum exposure to loss is limited to (1) our equity investment in ARO; (2) the outstanding balance on our shareholder notes receivable; and (3) other receivables for services provided to ARO, partially offset by payables for services received.

June 30, 2019
Total assets	$667.6
Less: total liabilities	2.8
Maximum exposure to loss	$664.8

Note 5 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2019
Supplemental executive retirement plan assets	$26.2	$—	$—	$26.2
Total financial assets	$26.2	$—	$—	$26.2
Derivatives, net	$—	$(4.3)	$—	$(4.3)
Total financial liabilities	$—	$(4.3)	$—	$(4.3)

As of December 31, 2018
Supplemental executive retirement plan assets	$27.2	$—	$—	$27.2
Total financial assets	$27.2	$—	$—	$27.2
Derivatives, net	$—	$(10.7)	$—	$(10.7)
Total financial liabilities	$—	$(10.7)	$—	$(10.7)

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

Derivatives

Our derivatives are measured at fair value on a recurring basis using Level 2 inputs. See Note 7 for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency exchange rate risk. The fair value measurement of our derivatives was based on market prices that are generally observable for similar assets or liabilities at commonly-quoted intervals.

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
7.875% Senior notes due 2019(2)	$202.0	$201.9	$—	$—
6.875% Senior notes due 2020	126.2	122.4	127.5	121.6
4.70% Senior notes due 2021	113.0	105.8	112.7	101.8
4.875% Senior notes due 2022(2)	595.0	572.6	—	—
3.00% Exchangeable senior notes due 2024(1)	682.8	666.4	666.8	575.5
4.50% Senior notes due 2024	620.1	467.7	619.8	405.2
4.75% Senior notes due 2024(2)	339.5	304.0	—	—
8.00% Senior notes due 2024	336.5	282.2	337.0	273.7
7.375% Senior notes due 2025(2)	452.5	388.3	—	—
5.20% Senior notes due 2025	664.8	494.1	664.4	443.9
7.75% Senior notes due 2026	986.1	750.7	985.0	725.5
7.20% Debentures due 2027	149.4	114.8	149.3	109.1
7.875% Senior notes due 2040	374.2	205.9	375.0	223.2
5.40% Senior notes due 2042(2)	261.9	237.9	—	—
5.75% Senior notes due 2044	973.4	585.9	972.9	566.3
5.85% Senior notes due 2044(2)	268.0	233.8	—	—
Total debt	$7,145.4	$5,734.4	$5,010.4	$3,545.8
Less: current maturities	1,125.3	921.2	—	—
Total long-term debt	$6,020.1	$4,813.2	$5,010.4	$3,545.8

(1)
Our exchangeable senior notes due 2024 (the "2024 Convertible Notes") were issued with a conversion feature. The 2024 Convertible Notes were separated into their liability and equity components on our condensed consolidated balance sheet. The equity component was initially recorded to additional paid-in capital and as a debt discount that will be amortized to interest expense over the life of the instrument. Excluding the unamortized discount, the carrying value of the 2024 Convertible Notes was $837.4 million and $836.3 million as of June 30, 2019 and December 31, 2018, respectively.

(2)	These senior notes were assumed by Valaris as a result of the Rowan Transaction.

The estimated fair values of our senior notes and debentures were determined using quoted market prices, which are level 1 inputs.

The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of June 30, 2019 and December 31, 2018. Our short-term investments consisted of time deposits with initial maturities in excess of three months but less than one year as of each respective balance sheet date.

Note 6 -Pension and Other Post-retirement Benefits

Prior to the Rowan Transaction, Rowan established various defined-benefit pension plans and a post-retirement health and life insurance plan that provide benefits upon retirement for certain full-time employees. The defined-benefit-pension plans include: (1) the Rowan Pension Plan; (2) the Rowan SERP; (3) the Norway Onshore Plan; and (4) the Norway Offshore Plan. The Retiree Medical Plan provides post-retirement health and life insurance benefits.
As a result of the Rowan Transaction, we assumed these plans, which were remeasured as of the Transaction Date. Each of the plans has a benefit obligation that exceeds the fair value of plan assets. As of the Transaction Date, the net projected benefit obligations totaled $239.3 million, of which $19.2 million was classified as current. The current and non-current portions of the net benefit obligations are included in accrued liabilities and other liabilities in our condensed consolidated balance sheet, respectively. The most significant of the assumed plans is the Rowan Pension Plan, which had a net projected benefit obligation of $202.1 million. Prior to the Transaction Date, Rowan amended the Rowan Pension Plan to freeze the plan as to any future benefit accruals. As a result, eligible employees no longer receive pay credits in the pension plan and newly hired employees will not be eligible to participate in the pension plan.
    The components of net periodic pension cost were as follows (in millions):

April 11 - June 30, 2019
Service cost (1)	$0.4
Interest cost (2)	6.5
Expected return on plan assets (2)	(8.2)
Net periodic pension cost	$(1.3)

(1)	Included in contract drilling and general and administrative expense in our condensed consolidated statements of operations.

(2)	Included in other, net, in our condensed consolidated statements of operations.

From the Transaction Date through June 30, 2019, we contributed $4.0 million to our pension and other post-retirement benefit plans and expect to make additional contributions to such plans totaling approximately $10.7 million for the remainder of 2019, which represent the minimum contributions we are required to make under relevant statutes. We do not expect to make contributions in excess of the minimum required amounts.
Note 7 -Derivative Instruments

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

All of our derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Net liabilities of $4.3 million and $10.7 million associated with our derivatives were included on our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.  All of our derivative instruments mature during the next 18 months.  See "Note 5 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$.3	$.2	$4.4	$8.3
Foreign currency forward contracts - non-current(2)	—	—	.3	.4
	$.3	$.2	$4.7	$8.7

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$.8	$.4	$.7	$2.6
Total	$1.1	$.6	$5.4	$11.3

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of June 30, 2019, we had cash flow hedges outstanding to exchange an aggregate $177.5 million for various foreign currencies, including $94.1 million for British pounds, $44.4 million for Australian dollars, $18.9 million for euros, $10.4 million for Singapore dollars and $9.7 million for Brazilian reals.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive income (loss) were as follows (in millions):

Three Months Ended June 30, 2019 and 2018

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) ("OCI") (Effective Portion)		(Gain) Loss Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2019	2018	2019	2018	2019	2018
Foreign currency forward contracts(4)	$(1.6)	$(7.6)	$1.8	$(.7)	$—	$(1.0)
Total	$(1.6)	$(7.6)	$1.8	$(.7)	$—	$(1.0)

Six Months Ended June 30, 2019 and 2018

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) ("OCI") (Effective Portion)		(Gain) Loss Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2019	2018	2019	2018	2019	2018
Interest rate lock contracts(3)	$—	$—	$.1	$.1	$—	$—
Foreign currency forward contracts(5)	(1.6)	(5.7)	3.3	(3.0)	—	(1.2)
Total	$(1.6)	$(5.7)	$3.4	$(2.9)	$—	$(1.2)

(1)
Changes in the fair value of cash flow hedge derivatives are recorded in AOCI.  Amounts recorded in AOCI associated with cash flow hedges are subsequently reclassified into contract drilling, depreciation or interest expense as earnings are affected by the underlying hedged forecasted transaction.

(2)
Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other, net, in our condensed consolidated statements of operations. As a result of our adoption of Update 2017-12, which we adopted effective January 1, 2019, ineffectiveness is no longer separately measured and recognized. See additional information in Note 1.

(3)	Losses on interest rate lock derivatives reclassified from AOCI into income (effective portion) were included in interest expense, net, in our condensed consolidated statements of operations.

(4)
During the second quarter of 2019, $2.0 million of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the prior year quarter, $500,000 of gains were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

(5)
During the six-month period ended June 30, 2019, $3.7 million of losses were reclassified from AOCI into contract drilling expense and $400,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the six-month period ended June 30, 2018, $2.6 million of gains were reclassified from AOCI into contract drilling expense and $400,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2019, we held derivatives not designated as hedging instruments to exchange an aggregate $104.2 million for various foreign currencies, including $28.1 million for Australian dollars, $13.8 million for Indonesian rupiahs, $13.4 million for Qatari riyals, $8.3 million for British pounds, $7.3 million for Nigerian Naira, $6.8 million for Thai Baht, $6.2 million for Israeli New Shekel, $5.3 million for euros, and $15.0 million for other currencies.

Net losses of $2.2 million and $9.3 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the three-month periods ended June 30, 2019 and 2018, respectively. Net losses of $5.3 million and $7.5 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the six-month periods ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the estimated amount of net losses associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $2.9 million.

Note 8 -Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our condensed consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately in our condensed consolidated statements of operations.

Loss from continuing operations attributable to Valaris for the three-month and six-month periods ended June 30, 2019 and 2018 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) from continuing operations	$407.3	$(142.1)	$219.3	$(282.5)
Income from continuing operations attributable to noncontrolling interests	(1.8)	(.9)	(4.2)	(0.5)
Income (loss) from continuing operations attributable to Valaris	$405.5	$(143.0)	$215.1	$(283.0)

Note 9 - Earnings Per Share

We compute basic and diluted earnings per share ("EPS") in accordance with the two-class method. Net income attributable to Valaris used in our computations of basic and diluted EPS is adjusted to exclude net income allocated to non-vested shares granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and excludes non-vested shares.

During the three-month and six-month periods ended June 30, 2019 and 2018, all income attributable to noncontrolling interests was from continuing operations. The following table is a reconciliation of income (loss) from continuing operations attributable to Valaris shares used in our basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) from continuing operations attributable to Valaris	$405.5	$(143.0)	$215.1	$(283.0)
Income from continuing operations allocated to non-vested share awards(1)	(12.1)	(.1)	(6.3)	(.2)
Income (loss) from continuing operations attributable to Valaris shares	$393.4	$(143.1)	$208.8	$(283.2)

(1)	Losses are not allocated to non-vested share awards. Therefore, in periods in which we were in a net loss position, only dividends attributable to our non-vested share awards are included.

Anti-dilutive share awards totaling 400.000 and 300,000 were excluded from the computation of diluted EPS for the three-month and six-month periods ended June 30, 2019, respectively. Anti-dilutive share awards totaling 1.7 million were excluded from the computation of diluted EPS for the three-month and six-month periods ended June 30, 2018.

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

During each reporting period that our average share price exceeds the exchange price, an assumed number of shares required to settle the conversion obligation in excess of the principal amount will be included in our denominator for the computation of diluted EPS using the treasury stock method. Our average share price did not exceed the exchange price during the three-month or six-month periods ended June 30, 2019 and 2018.

Note 10 -Debt

Rowan Transaction
As a result of the Rowan Transaction, we assumed the following debt from Rowan: (1) $201.4 million in aggregate principal amount of 7.875% unsecured senior notes due 2019, (2) $620.8 million in aggregate principal amount of 4.875% unsecured senior notes due 2022, (3) $398.1 million in aggregate principal amount of 4.75% unsecured senior notes due 2024, (4) $500.0 million in aggregate principal amount of 7.375% unsecured senior notes due 2025, (5) $400.0 million in aggregate principal amount of 5.4% unsecured senior notes due 2042 and (6) $400.0 million in aggregate principal amount of 5.85% unsecured senior notes due 2044. Upon closing of the Rowan Transaction, we terminated Rowan's outstanding credit facilities.

Effective upon closing of the Rowan Transaction, we amended our credit facility to, among other changes, increase the borrowing capacity. Previously, our borrowing capacity was $2.0 billion through September 2019, $1.3 billion through September 2020 and $1.2 billion through September 2022. Subsequent to the amendment, our borrowing capacity is $2.3 billion through September 2019 and $1.7 billion through September 2022. The credit agreement governing the credit facility includes an accordion feature allowing us to increase future commitments up to an aggregate amount not to exceed $250.0 million.

Revolving Credit Facility

We had no amounts outstanding under our credit facility as of June 30, 2019 and December 31, 2018. On July 29, 2019, we borrowed $125.0 million under our credit facility to partially fund the maturity of our 7.875% senior notes due in August 2019.

Tender Offers

On June 25, 2019, we commenced cash tender offers for up to $600 million aggregate purchase price, exclusive of accrued interest, for certain series of senior notes issued by us and by Ensco International Incorporated and Rowan Companies, Inc., our wholly-owned subsidiaries. On July 10, 2019, we announced the early results of the tender offers and also announced that the maximum aggregate purchase price, exclusive of accrued interest, was increased from $600 million to $724.1 million and that the early settlement date would be July 12, 2019. The tender offers expired on July 23, 2019, and we repurchased $951.8 million aggregate principal amount of notes.

The following table sets forth the total principal amounts repurchased and purchase price paid in the tender offers (in millions):

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price(1)
4.50% Senior notes due 2024	$320.0	$240.0
5.20% Senior notes due 2025	335.5	250.0
7.20% Senior notes due 2027	37.9	29.9
4.75% Senior notes due 2024	79.5	61.2
7.375% Senior notes due 2025	139.2	109.2
8.00% Senior notes due 2024	39.7	33.8
Total	$951.8	$724.1

(1)	Excludes accrued interest paid to holders of the repurchased senior notes.

During the third quarter of 2019, we expect to recognize a pre-tax gain from debt extinguishment of approximately $195.7 million related to the tender offers, net of discounts, premiums and transaction costs.

Note 11 - Shareholders' Equity
Activity in our various shareholders' equity accounts for the six-month periods ended June 30, 2019 and 2018 were as follows (in millions):

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2018	115.2	$46.2	$7,225.0	$874.2	$18.2	$(72.2)	$(2.6)
Net loss	—	—	—	(190.4)	—	—	2.4
Dividends paid ($0.04 per share)	—	—	—	(4.5)	—	—	—
Shares issued under share-based compensation plans, net	—	—	(.1)	—	—	.1	—
Repurchase of shares	—	—	—	—	—	(2.8)	—
Share-based compensation cost	—	—	5.3	—	—	—	—
Net other comprehensive income	—	—	—	—	1.5	—	—
BALANCE, March 31, 2019	115.2	$46.2	$7,230.2	$679.3	$19.7	$(74.9)	$(0.2)
Net income	—	—	—	405.5	—	—	1.8
Equity issuance in connection with the Rowan Transaction	88.0	35.2	1,365.5	—	—	2.1	—
Shares issued under share-based compensation plans, net	2.6	1.1	(1.1)	—	—	(.8)	—
Repurchase of shares	—	—	—	—	—	(1.4)	—
Share-based compensation cost	—	—	13.8	—	—	—	—
Net other comprehensive income	—	—	—	—	.2	—	—
BALANCE, June 30, 2019	205.8	$82.5	$8,608.4	$1,084.8	$19.9	$(75.0)	$1.6

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2017	111.8	$44.8	$7,195.0	$1,532.7	$28.6	$(69.0)	$(2.1)
Net loss	—	—	—	(140.1)	—	—	(.4)
Dividends paid ($0.04 per share)	—	—	—	(4.4)	—	—	—
Cumulative-effect due to ASU 2018-02	—	—	—	(.8)	.8	—	—
Shares issued under share-based compensation plans, net	—	—	(.1)	—	—	.1	—
Repurchase of shares	—	—	—	—	—	(1.1)	—
Share-based compensation cost	—	—	7.5	—	—	—	—
Net other comprehensive loss	—	—	—	—	(.4)	—	—
BALANCE, March 31, 2018	111.8	$44.8	$7,202.4	$1,387.4	$29.0	$(70.0)	$(2.5)
Net loss	—	—	—	(151.0)	—	—	.9
Dividends paid ($0.04 per share)	—	—	—	(4.4)	—	—	—
Shares issued under share-based compensation plans, net	3.4	1.4	(.4)	—	—	(1.4)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(.7)
Repurchase of shares	—	—	—	—	—	(.6)	—
Share-based compensation cost	—	—	7.5	—	—	—	—
Net other comprehensive loss	—	—	—	—	(8.5)	—	—
BALANCE, June 30, 2018	115.2	$46.2	$7,209.5	$1,232.0	$20.5	$(72.0)	$(2.3)

In connection with the Rowan Transaction on April 11, 2019, we issued 88.3 million Class A ordinary shares with an aggregate value of $1.4 billion. See Note 3 for additional information.

On April 11, 2019, we completed our combination with Rowan and effected a four-to-one share consolidation (being a reverse stock split under English law or the "Reverse Stock Split"). All share and per-share amounts in these financial statements have been retrospectively adjusted to reflect the Reverse Stock Split.

Note 12 -Income Taxes

Valaris plc, our parent company, is domiciled and resident in the U.K. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-U.K. subsidiaries is generally not subject to U.K. taxation. Income tax rates imposed in the tax jurisdictions in which our subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenues, statutory or negotiated deemed profits or other bases utilized under local tax laws, rather than to net income. Therefore, we generally incur income tax expense in periods in which we operate at a loss.

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

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three-month and six-month periods ended June 30, 2019 and 2018. We used a discrete effective tax rate method to calculate income taxes for the three-month and six-month periods ended June 30, 2019 and 2018. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax benefit for the three-month period ended June 30, 2019 was $1.2 million and was primarily attributable to the resolution of prior period tax matters. Discrete income tax benefit for the three-month period ended June 30, 2018 was $2.3 million and was primarily attributable to U.S. tax reform and a restructuring transaction, partially offset by discrete tax expense related to the repurchase and redemption of senior notes and unrecognized tax benefits associated with tax positions taken in prior years. Excluding the aforementioned discrete tax items, income tax expense for the three-month periods ended June 30, 2019 and 2018 was $33.8 million and $27.0 million, respectively. The 6.8 million increase in income tax expense as compared to the prior year quarter was primarily due to income tax associated with Rowan's operations from the Transaction Date.

Discrete income tax benefit for the six-month period ended June 30, 2019 was $0.6 million and was primarily attributable to unrecognized tax benefits associated with tax positions taken in prior years and the resolution of other prior period tax matters. Discrete income tax benefit for the six-month period ended June 30, 2018 was $11.2 million and was primarily attributable to U.S. tax reform and a restructuring transaction, partially offset by discrete tax expense related to repurchase and redemption of senior notes, the effective settlement of liabilities for unrecognized tax benefits associated with tax positions taken in prior years and rig sales. Excluding the aforementioned discrete tax items, income tax expense for the six-month periods ended June 30, 2019 and 2018 was $64.7 million and $54.3 million, respectively. The $10.4 million increase in income tax expense as compared to the prior year period was primarily due to income tax associated with Rowan's operations from the Transaction Date and an increase in the U.S. base erosion anti-abuse tax rate and an increase in the relative components of our earnings generated in tax jurisdictions with higher tax rates.

Recent Tax Assessments

During the second quarter of 2019, the Luxembourg tax authorities issued aggregate tax assessments totaling approximately $159 million plus interest related to tax years 2014, 2015 and 2016 for several of Rowan’s Luxembourg subsidiaries. Although we are vigorously contesting these assessments, we have recorded an estimated liability for uncertain tax positions taken during these years as part of our acquisition accounting for the Rowan Transaction, which could change materially as we complete our evaluation of the filing positions. See Note 3 for additional information.  Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, an unfavorable outcome could result in a material adverse effect on our financial position, operating results and cash flows.
During the second quarter of 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately $69 million plus interest related to the examination of certain of our tax returns for years 2011 through 2016.  We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

Other Matters

In July 2019, we began executing a series of restructuring transactions that we plan to complete in August 2019.  In connection with this restructuring, we expect to recognize an approximate $900 million deferred tax asset for a U.S. capital loss, which will be subject to a full valuation allowance because we more-likely-than-not will be unable to realize a future benefit from such capital loss.
Note 13 -Contingencies

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

In April 2016, we initiated separate arbitration proceedings in the U.K. against SHI for the losses incurred in connection with the foregoing Petrobras arbitration and certain other losses relating to the DSA. In January 2018, the arbitration tribunal for the SHI matter issued an award on liability fully in our favor. The January 2018 arbitration award provides that SHI is liable to us for $10.0 million or damages that we can prove. We submitted our claim for damages to the tribunal, and the arbitral hearing on damages owed to us by SHI took place in the first quarter of 2019.

In May 2019, the arbitration tribunal for the SHI matter awarded us $180.0 million in damages. Further, we are entitled to claim interest on this award and costs incurred in connection with this matter. In June 2019, we and SHI filed separate applications with the English High Court to seek leave to appeal the damages awarded. We are awaiting the English High Court decision as to whether it will hear the appeal, which decision is expected in the fourth quarter of 2019. There can be no assurance when we will collect all or any portion of the damages awarded or any related interest or costs.

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

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of June 30, 2019 totaled $135.9 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of June 30, 2019, we had not been required to make collateral deposits with respect to these agreements.

In July 2019, a well being drilled offshore Indonesia by one of our jackup rigs experienced a well control event requiring the cessation of drilling activities. The operator could seek to terminate the contract under certain circumstances.  If this drilling contract were to be terminated for cause, it would result in an approximate $19.0 million decrease in our backlog as of June 30, 2019.

On July 30, 2019, we received notice that a local partner of legacy Ensco plc in the Middle East filed a lawsuit in the U.K. against the Company alleging it induced the breach of a non-compete provision in an agreement between the local partner and a subsidiary of the Company.  The lawsuit includes a claim for an unspecified amount of damages in excess of £100 million and other relief.  We believe the claim is without merit and intend to vigorously defend against the lawsuit.  We do not have sufficient information at this time to provide a reasonable estimate of potential liability, if any. As a result, there can be no assurance as to how this dispute will ultimately be resolved.

Note 14 -Leases

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

The components of lease expense are as follows (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Long-term operating lease cost	$7.0	$13.2
Short-term operating lease cost	2.2	5.3
Sublease income	(.4)	(.7)
Total operating lease cost	$8.8	$17.8

Supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

June 30, 2019
Operating lease right-of-use assets(1)	$57.1

Current lease liability(1)	$21.5
Long-term lease liability(1)	48.6
Total operating lease liabilities	$70.1

Weighted-average remaining lease term (in years)	5.4

Weighted-average discount rate (2)	8.00%

(1)
The right-of-use assets include $12.2 million assumed in the Rowan Transaction. The current and long-term lease liabilities include $3.9 million and $10.6 million, respectively, assumed in the Rowan Transaction.

(2)	Represents our estimated incremental borrowing cost on a secured basis for similar terms as the underlying leases.

For the three and six-month periods ended June 30, 2019, cash paid for amounts included in the measurement of our operating lease liabilities was $7.2 million and $14.2 million, respectively. Right-of-use assets and lease liabilities recorded for leases commencing during the quarter ended June 30, 2019 were insignificant.

Maturities of lease liabilities as of June 30, 2019 were as follows (in millions):

Year Ending December 31,	Total
2019 (excluding the six months ended June 30, 2019)	$15.3
2020	19.5
2021	10.8
2022	9.9
2023	10.2
Thereafter	22.1
Total lease payments	$87.8
Less imputed interest	(17.7)
Total	$70.1

In July 2019, we entered into operating lease agreements for rig berthing facilities. Future payments for these leases are approximately $9.6 million. The leases commence in fiscal year 2019 and have lease terms of one to two years.

Note 15 -Segment Information

Prior to the Rowan Transaction, our business consisted of three operating segments: (1) Floaters, which included our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consisted only of our management services provided on rigs owned by third-parties. Our Floaters and Jackups segments were also reportable segments.

As a result of the Rowan Transaction, we concluded that we would maintain the aforementioned segment structure while adding ARO as a reportable segment for the new combined company. We also concluded that the activities associated with our arrangements with ARO, consisting of our Transition Services Agreement, Rig Lease Agreements and Secondment Agreement, do not constitute reportable segments and are therefore included within Other in the following segment disclosures. Substantially all of the expenses incurred associated with our Transition Services Agreement are included in general and administrative under "Reconciling Items" in the table set forth below.
General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and are included in "Reconciling Items." The full operating results included below for ARO (representing only results of operations of ARO from the Transaction Date) are not included within our consolidated results and thus deducted under "Reconciling Items" and replaced with our equity in earnings of ARO. See Note 4 for additional information on ARO and related arrangements.
Segment information for the three-month and six-month periods ended June 30, 2019 and 2018 is presented below (in millions):

Three Months Ended June 30, 2019

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$295.6	$229.2	$123.8	$59.1	$(123.8)	$583.9
Operating expenses
Contract drilling (exclusive of depreciation)	249.2	212.2	78.9	38.9	(78.9)	500.3
Loss on impairment	—	—	—	—	2.5	2.5
Depreciation	98.4	55.5	12.4	—	(8.4)	157.9
General and administrative	—	—	5.3	—	75.9	81.2
Equity in earnings of ARO	—	—	—	—	0.6	0.6
Operating income (loss)	$(52.0)	$(38.5)	$27.2	$20.2	$(114.3)	$(157.4)
Property and equipment, net	$10,364.7	$5,055.6	$656.5	$—	$(621.1)	$15,455.7

Three Months Ended June 30, 2018

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$284.9	$158.7	$—	$14.9	$—	$458.5
Operating expenses						—
Contract drilling (exclusive of depreciation)	203.7	126.8	—	13.8	—	344.3
Depreciation	80.8	36.5	—	—	3.4	120.7
General and administrative	—	—	—	—	26.1	26.1
Operating income (loss)	$0.4	$(4.6)	$—	$1.1	$(29.5)	$(32.6)
Property and equipment, net	$9,574.9	$3,167.0	$—	$—	$42.0	$12,783.9

Six Months Ended June 30, 2019

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$528.3	$386.2	$123.8	$75.3	$(123.8)	$989.8
Operating expenses						—
Contract drilling (exclusive of depreciation)	431.0	347.6	78.9	54.3	(78.9)	832.9
Loss on impairment	—	—	—	—	2.5	2.5
Depreciation	183.2	92.4	12.4	—	(5.1)	282.9
General and administrative	—	—	5.3	—	105.5	110.8
Equity in earnings of ARO	—	—	—	—	0.6	0.6
Operating income (loss)	$(85.9)	$(53.8)	$27.2	$21.0	$(147.2)	$(238.7)
Property and equipment, net	$10,364.7	$5,055.6	$656.5	$—	$(621.1)	$15,455.7

Six Months Ended June 30, 2018

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$543.9	$302.1	$—	$29.5	$—	$875.5
Operating expenses						—
Contract drilling (exclusive of depreciation)	388.8	253.7	—	27.0	—	669.5
Depreciation	156.1	73.0	—	—	6.8	235.9
General and administrative	—	—	—	—	54.0	54.0
Operating income (loss)	$(1.0)	$(24.6)	$—	$2.5	$(60.8)	(83.9)
Property and equipment, net	$9,574.9	$3,167.0	$—	$—	$42.0	12,783.9

Information about Geographic Areas

As of June 30, 2019, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other (1)	Total Valaris	ARO
North & South America	12	9	—	21	—
Europe & Mediterranean	5	17	—	22	—
Middle East & Africa(2)	5	11	9	25	7
Asia & Pacific Rim	4	7	—	11	—
Asia & Pacific Rim (under construction)	2	—	—	2	—
Total	28	44	9	81	7

(1)
The rigs included in the "Other" segment represent the nine rigs leased to ARO (two of which are expected to commence drilling operations during the third quarter of 2019). See Note 4 for additional information.

(2)	The number of Middle East & Africa Jackup drilling rigs excludes one older Rowan jackup rig marked for retirement.

Note 16 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Trade	$568.3	$301.7
Other	68.9	46.4
	637.2	348.1
Allowance for doubtful accounts	(8.5)	(3.4)
	$628.7	$344.7

Other current assets consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Materials and supplies	$360.7	$268.1
Prepaid taxes	58.3	35.0
Deferred costs	47.5	23.5
Prepaid expenses	16.2	15.2
Other	17.0	19.1
	$499.7	$360.9

Other assets consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Right-of-use assets	$57.1	$—
Deferred tax assets	31.4	29.4
Supplemental executive retirement plan assets	26.2	27.2
Deferred costs	19.9	21.5
Intangible assets	14.9	—
Other	19.9	19.7
	$169.4	$97.8

Accrued liabilities and other consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Accrued interest	$136.9	$100.6
Personnel costs	101.2	82.5
Income and other taxes payable	53.7	36.9
Deferred revenue	46.2	56.9
Accrued rig holding costs	26.5	14.3
Lease liabilities	21.5	—
Pension and other post-retirement benefits	19.7	—
Derivative liabilities	5.1	10.9
Other	27.5	15.9
	$438.3	$318.0

Other liabilities consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Unrecognized tax benefits (inclusive of interest and penalties)	$276.2	$177.0
Pension and other post-retirement benefits	214.4	—
Deferred tax liabilities	106.5	70.7
Intangible liabilities	53.8	53.5
Lease liabilities	48.6	—
Supplemental executive retirement plan liabilities	26.9	28.1
Personnel costs	22.7	25.1
Deferred revenue	14.8	20.5
Deferred rent	—	11.7
Other	35.1	9.4
	$799.0	$396.0

Accumulated other comprehensive income consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Derivative instruments	$14.4	$12.6
Currency translation adjustment	7.3	7.3
Other	(1.8)	(1.7)
	$19.9	$18.2

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

We mitigate our credit risk relating to derivative counterparties through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and by entering into International Swaps and Derivatives Association, Inc. ("ISDA") Master Agreements, which include provisions for a legally enforceable master netting agreement, with almost all of our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events or set-off provisions.  Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.  See Note 5 for additional information on our derivatives.

Consolidated revenues by customer for the three-month and six-month periods ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total(1)	13%	13%	15%	14%
Saudi Aramco(2)	9%	9%	10%	9%
BP(3)	9%	5%	8%	8%
Petrobras(4)	4%	10%	5%	11%
Other	65%	63%	62%	58%
	100%	100%	100%	100%

(1)
During the three-month and six-month periods ended June 30, 2019, 90% and 95% of revenues provided by Total were attributable to the Floaters segment and the remainder was attributable to the Jackup segments. During the three-month and six-month periods ended June 30, 2018, all revenues were attributable to our Floaters segment.

(2)	During the three-month and six-month periods ended June 30, 2019 and 2018, all revenues were attributable to our Jackups segment.

(3)
During the three-month period ended June 30, 2019, 44% of the revenues provided by BP were attributable to our Jackups segment, 19% of the revenues were attributable to our Floaters segment and the remaining was attributable to our managed rigs. During the three-month period ended June 30, 2018, 28% of the revenues provided by BP were attributable to our Jackups segment and the remainder was attributable to our managed rigs.

During the six-month period ended June 30, 2019, 39% of the revenues provided by BP were attributable to our Jackups segment, 13% of the revenues were attributable to our Floaters segment and the remainder was attributable to our managed rigs. During the six-month period ended June 30, 2018, 43% of the revenues provided by BP were attributable to our Floaters segment, 15% of the revenues were attributable to our Jackups segment and the remainder was attributable to our managed rigs.

(4)	During the three-month and six-month periods ended June 30, 2019 and 2018, all revenues were attributable to our Floaters segment.

Consolidated revenues by region for the three-month and six-month periods ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. Gulf of Mexico(1)	$93.4	$59.5	$148.1	$113.1
Saudi Arabia(2)	83.2	39.5	136.6	82.7
Australia(3)	70.0	80.4	137.3	132.6
Angola(4)	68.1	72.2	138.7	133.3
United Kingdom(5)	54.2	53.7	97.6	100.3
Brazil(6)	25.1	46.1	47.1	96.4
Other	189.9	107.1	284.4	217.1
	$583.9	$458.5	$989.8	$875.5

(1)
During the three-month period ended June 30, 2019, 39% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 39% were attributable to our Jackups segment, and the remaining revenues were attributable to our managed rigs. During the three-month period ended June 30, 2018, 36% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 39% were attributable to our Jackups segment and the remaining revenues were attributable to our managed rigs.

During the six-month period ended June 30, 2019, 34% of revenues in the U.S. Gulf of Mexico were attributable to our Floaters segment, 41% were attributable to our Jackups segment, and the remaining revenues were attributable to our managed rigs. During the six-month period ended June 30, 2018, our Floaters and Jackups segments each earned 37% of the revenues in the U.S. Gulf of Mexico, and the remaining revenues were attributable to our managed rigs.

(2)
During the three-month and six-month periods ended June 30, 2019, 60% and 76% of the revenues earned in Saudi Arabia, respectively, were attributable to our Jackups segment. The remaining revenues were attributable to our Other segment and relates to our rigs leased to ARO and certain revenues related to our Transition Services Agreement and Secondment Agreement. During the three-month and six-month period ended June 30, 2018, all revenues earned in Saudi Arabia were attributable to our Jackups segment.

(3)
During the three-month periods ended June 30, 2019 and 2018, 94% and 95% of the revenues earned in Australia, respectively, were attributable to our Floaters segment, and remaining revenues were attributable to our Jackups segment. During the six-month periods ended June 30, 2019 and 2018, 94% and 97% of the revenues earned in Australia, respectively, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment.

(4)
During the three-month periods ended June 30, 2019 and 2018, 90% and 84% of the revenues earned in Angola, respectively, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment. During the six-month periods ended June 30, 2019 and 2018, 88% and 90% of the revenues earned in Angola, respectively, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment.

(5)	During the three-month and six-month periods ended June 30, 2019 and 2018, all revenues earned in the United Kingdom were attributable to our Jackups segment.

(6)	During the three-month and six-month periods ended June 30, 2019 and 2018, all revenues earned in Brazil were attributable to our Floaters segment.

Note 17 -Guarantee of Registered Securities

In connection with the Pride International acquisition, Valaris and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004, between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Valaris of Pride’s 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $422.9 million as of June 30, 2019. The Valaris guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Valaris is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by Ensco International Incorporated during 1997, which had an aggregate outstanding principal balance of $150.0 million as of June 30, 2019.

Pride and Ensco International Incorporated are 100% owned subsidiaries of Valaris. All guarantees are unsecured obligations of Valaris ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of operations for the three-month and six-month periods ended June 30, 2019 and 2018; the unaudited condensed consolidating statements of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2019 and 2018; the condensed consolidating balance sheets as of June 30, 2019 (unaudited) and December 31, 2018; and the unaudited condensed consolidating statements of cash flows for the six-month periods ended June 30, 2019 and 2018, in accordance with Rule 3-10 of Regulation S-X.

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended June 30, 2019 (In millions) (Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$19.9	$36.1	$—	$607.9	$(80.0)	$583.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	18.3	31.8	—	530.2	(80.0)	500.3
Loss on impairment	—	—	—	2.5	—	2.5
Depreciation	—	4.0	—	153.9	—	157.9
General and administrative	46.4	.1	—	34.7	—	81.2
Total operating expenses	64.7	35.9	—	721.3	(80.0)	741.9
EQUITY IN EARNINGS OF ARO	—	—	—	.6	—	.6
OPERATING INCOME (LOSS)	(44.8)	.2	—	(112.8)	—	(157.4)
OTHER INCOME (EXPENSE), NET	694.9	(15.6)	(20.3)	(66.0)	4.3	597.3
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	650.1	(15.4)	(20.3)	(178.8)	4.3	439.9
INCOME TAX PROVISION	—	12.4	—	20.2	—	32.6
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(244.6)	43.2	27.0	—	174.4	—
NET INCOME (LOSS)	405.5	15.4	6.7	(199.0)	178.7	407.3
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.8)	—	(1.8)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$405.5	$15.4	$6.7	$(200.8)	$178.7	$405.5

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended June 30, 2018 (In millions) (Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$12.3	$39.8	$—	$484.3	$(77.9)	$458.5
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	13.0	36.2	—	373.0	(77.9)	344.3
Depreciation	—	3.5	—	117.2	—	120.7
General and administrative	10.3	.1	—	15.7	—	26.1
OPERATING LOSS	(11.0)	—	—	(21.6)	—	(32.6)
OTHER EXPENSE, NET	(5.1)	(40.5)	(19.7)	(23.5)	4.0	(84.8)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(16.1)	(40.5)	(19.7)	(45.1)	4.0	(117.4)
INCOME TAX PROVISION	—	18.6	—	6.1	—	24.7
DISCONTINUED OPERATIONS, NET	—	—	—	(8.0)	—	(8.0)
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(134.9)	28.7	22.6	—	83.6	—
NET INCOME (LOSS)	(151.0)	(30.4)	2.9	(59.2)	87.6	(150.1)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(.9)	—	(.9)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(151.0)	$(30.4)	$2.9	$(60.1)	$87.6	$(151.0)

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Six Months Ended June 30, 2019 (In millions) (Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$31.3	$75.6	$—	$1,038.3	$(155.4)	$989.8
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	30.0	67.5	—	890.8	(155.4)	832.9
Loss on impairment	—	—	—	2.5	—	2.5
Depreciation	—	7.7	—	275.2	—	282.9
General and administrative	61.3	.2	—	49.3	—	110.8
Total operating expenses	91.3	75.4	—	1,217.8	(155.4)	1,229.1
EQUITY IN EARNINGS OF ARO	—	—	—	.6	—	.6
OPERATING INCOME (LOSS)	(60.0)	0.2	—	(178.9)	—	(238.7)
OTHER INCOME (EXPENSE), NET	678.8	(31.0)	(40.8)	(93.3)	8.4	522.1
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	618.8	(30.8)	(40.8)	(272.2)	8.4	283.4
INCOME TAX PROVISION	—	29.0	—	35.1	—	64.1
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(403.7)	75.3	53.1	—	275.3	—
NET INCOME (LOSS)	215.1	15.5	12.3	(307.3)	283.7	219.3
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(4.2)	—	(4.2)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$215.1	$15.5	$12.3	$(311.5)	$283.7	$215.1

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Six Months Ended June 30, 2018 (In millions) (Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$24.6	$80.1	$—	$927.8	$(157.0)	$875.5
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	26.4	72.8	—	727.3	(157.0)	669.5
Depreciation	—	7.0	—	228.9	—	235.9
General and administrative	20.5	.3	—	33.2	—	54.0
OPERATING LOSS	(22.3)	—	—	(61.6)	—	(83.9)
OTHER INCOME (EXPENSE), NET	0.5	(68.5)	(50.0)	(56.9)	19.4	(155.5)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(21.8)	(68.5)	(50.0)	(118.5)	19.4	(239.4)
INCOME TAX PROVISION	—	22.9	—	20.2	—	43.1
DISCONTINUED OPERATIONS, NET	—	—	—	(8.1)	—	(8.1)
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(269.3)	49.5	46.0	—	173.8	—
NET LOSS	(291.1)	(41.9)	(4.0)	(146.8)	193.2	(290.6)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(.5)	—	(.5)
NET LOSS ATTRIBUTABLE TO VALARIS	$(291.1)	$(41.9)	$(4.0)	$(147.3)	$193.2	$(291.1)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2019
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
NET INCOME (LOSS)	$405.5	$15.4	$6.7	$(199.0)	$178.7	$407.3
OTHER COMPREHENSIVE INCOME, NET
Net change in derivative fair value	—	(1.6)	—	—	—	(1.6)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	1.8	—	—	—	1.8
NET OTHER COMPREHENSIVE INCOME	—	.2	—	—	—	.2
COMPREHENSIVE INCOME (LOSS)	405.5	15.6	6.7	(199.0)	178.7	407.5
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.8)	—	(1.8)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$405.5	$15.6	$6.7	$(200.8)	$178.7	$405.7

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2018
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
NET INCOME (LOSS)	$(151.0)	$(30.4)	$2.9	$(59.2)	$87.6	$(150.1)
OTHER COMPREHENSIVE LOSS, NET
Net change in derivative fair value	—	(7.6)	—	—	—	(7.6)
Reclassification of net gains on derivative instruments from other comprehensive income into net loss	—	(.7)	—	—	—	(.7)
Other	—	—	—	(.2)	—	(.2)
NET OTHER COMPREHENSIVE LOSS	—	(8.3)	—	(.2)	—	(8.5)
COMPREHENSIVE INCOME (LOSS)	(151.0)	(38.7)	2.9	(59.4)	87.6	(158.6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(.9)	—	(.9)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(151.0)	$(38.7)	$2.9	$(60.3)	$87.6	$(159.5)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2019
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
NET INCOME (LOSS)	$215.1	$15.5	$12.3	$(307.3)	$283.7	$219.3
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	—	(1.6)	—	—	—	(1.6)
Reclassification of net gains on derivative instruments from other comprehensive loss to net loss	—	3.4	—	—	—	3.4
Other	—	—	—	(.1)	—	(.1)
NET OTHER COMPREHENSIVE INCOME (LOSS)	—	1.8	—	(.1)	—	1.7
COMPREHENSIVE INCOME (LOSS)	215.1	17.3	12.3	(307.4)	283.7	221.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(4.2)	—	(4.2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$215.1	$17.3	$12.3	$(311.6)	$283.7	$216.8

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
Six Months Ended June 30, 2018
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
NET LOSS	$(291.1)	$(41.9)	$(4.0)	$(146.8)	$193.2	$(290.6)
OTHER COMPREHENSIVE LOSS, NET
Net change in derivative fair value	—	(5.7)	—	—	—	(5.7)
Reclassification of net gains on derivative instruments from other comprehensive income into net loss	—	(2.9)	—	—	—	(2.9)
Other	—	—	—	(.3)	—	(.3)
NET OTHER COMPREHENSIVE LOSS	—	(8.6)	—	(.3)	—	(8.9)
COMPREHENSIVE LOSS	(291.1)	(50.5)	(4.0)	(147.1)	193.2	(299.5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(.5)	—	(.5)
COMPREHENSIVE LOSS ATTRIBUTABLE TO VALARIS	$(291.1)	$(50.5)	$(4.0)	$(147.6)	$193.2	$(300.0)

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS June 30, 2019 (In millions) (Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$481.7	$—	$2.7	$474.7	$—	$959.1
Short-term investments	135.0	—	—	—	—	135.0
Accounts receivable, net	4.4	23.4	—	600.9	—	628.7
Accounts receivable from affiliates	2,008.3	110.0	1.4	76.5	(2,196.2)	—
Other	—	11.5	—	488.2	—	499.7
Total current assets	2,629.4	144.9	4.1	1,640.3	(2,196.2)	2,222.5
PROPERTY AND EQUIPMENT, AT COST	1.8	104.7	—	18,366.3	—	18,472.8
Less accumulated depreciation	1.8	75.1	—	2,940.2	—	3,017.1
Property and equipment, net	—	29.6	—	15,426.1	—	15,455.7
LONG-TERM NOTES RECEIVABLE FROM ARO	—	—	—	453.1	—	453.1
INVESTMENT IN ARO	—	—	—	139.4	—	139.4
DUE FROM AFFILIATES	2,416.3	—	61.1	2,865.3	(5,342.7)	—
INVESTMENTS IN AFFILIATES	10,259.5	3,789.0	1,253.0	—	(15,301.5)	—
OTHER ASSETS	10.3	—	—	159.1	—	169.4
	$15,315.5	$3,963.5	$1,318.2	$20,683.3	$(22,840.4)	$18,440.1
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$105.6	$14.9	$12.7	$640.3	$—	$773.5
Accounts payable to affiliates	34.5	71.6	27.6	2,062.5	(2,196.2)	—
Current maturities of long-term debt	$691.9	$37.7	$—	$395.7	$—	$1,125.3
Total current liabilities	832.0	124.2	40.3	3,098.5	(2,196.2)	1,898.8
DUE TO AFFILIATES	1,781.6	1,036.3	1,357.7	1,167.1	(5,342.7)	—
LONG-TERM DEBT	2,988.2	111.6	500.3	2,420.0	—	6,020.1
OTHER LIABILITIES	(8.4)	79.0	—	728.4	—	799.0
VALARIS SHAREHOLDERS' EQUITY (DEFICIT)	9,722.1	2,612.4	(580.1)	13,267.7	(15,301.5)	9,720.6
NONCONTROLLING INTERESTS	—	—	—	1.6	—	1.6
Total equity (deficit)	9,722.1	2,612.4	(580.1)	13,269.3	(15,301.5)	9,722.2
	$15,315.5	$3,963.5	$1,318.2	$20,683.3	$(22,840.4)	$18,440.1

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2018 (In millions)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$199.8	$—	$2.7	$72.6	$—	$275.1
Short-term investments	329.0	—	—	—	—	$329.0
Accounts receivable, net	7.3	25.4	—	312.0	—	344.7
Accounts receivable from affiliates	1,861.2	171.4	—	131.7	(2,164.3)	—
Other	.6	6.0	—	354.3	—	360.9
Total current assets	2,397.9	202.8	2.7	870.6	(2,164.3)	1,309.7
PROPERTY AND EQUIPMENT, AT COST	1.8	125.2	—	15,390.0	—	15,517.0
Less accumulated depreciation	1.8	91.3	—	2,807.7	—	2,900.8
Property and equipment, net	—	33.9	—	12,582.3	—	12,616.2
DUE FROM AFFILIATES	2,413.8	234.5	125.0	2,715.1	(5,488.4)	—
INVESTMENTS IN AFFILIATES	8,522.6	3,713.7	1,199.9	—	(13,436.2)	—
OTHER ASSETS	8.1	—	—	89.7	—	97.8
	$13,342.4	$4,184.9	$1,327.6	$16,257.7	$(21,088.9)	$14,023.7
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$85.3	$32.0	$12.7	$398.5	$—	$528.5
Accounts payable to affiliates	59.7	139.5	38.2	1,926.9	(2,164.3)	—
Total current liabilities	145.0	171.5	50.9	2,325.4	(2,164.3)	528.5
DUE TO AFFILIATES	1,432.0	1,226.9	1,366.5	1,463.0	(5,488.4)	—
LONG-TERM DEBT	3,676.5	149.3	502.6	682.0	—	5,010.4
OTHER LIABILITIES	0.1	64.3	—	331.6	—	396.0
VALARIS SHAREHOLDERS' EQUITY (DEFICIT)	8,088.8	2,572.9	(592.4)	11,458.3	(13,436.2)	8,091.4
NONCONTROLLING INTERESTS	—	—	—	(2.6)	—	(2.6)
Total equity (deficit)	8,088.8	2,572.9	(592.4)	11,455.7	(13,436.2)	8,088.8
	$13,342.4	$4,184.9	$1,327.6	$16,257.7	$(21,088.9)	$14,023.7

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2019 (In millions) (Unaudited)
	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash used in operating activities of continuing operations	$(79.9)	$(117.5)	$(68.6)	$(27.4)	$—	$(293.4)
INVESTING ACTIVITIES
Rowan cash acquired	—	—	—	931.9	—	931.9
Maturities of short-term investments	339.0	—	—	—	—	339.0
Purchases of short-term investments	(145.0)	—	—		—	(145.0)
Additions to property and equipment	—	—	—	(134.8)	—	(134.8)
Other	2.5	—	—	2.0	—	4.5
Net cash provided by investing activities of continuing operations	196.5	—	—	799.1	—	995.6
FINANCING ACTIVITIES
Repurchase of common shares	(4.2)	—	—	—	—	(4.2)
Cash dividends paid	(4.5)	—	—	—	—	(4.5)
Debt solicitation fees	—	—	—	(8.7)	—	(8.7)
Other	(0.5)	—	—		—	(0.5)
Advances from (to) affiliates	174.5	117.5	68.6	(360.6)	—	—
Net cash provided by (used in) financing activities	165.3	117.5	68.6	(369.3)	—	(17.9)
Net cash provided by discontinued operations	—	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.3)		(.3)
NET INCREASE IN CASH AND CASH EQUIVALENTS	281.9	—	—	402.1	—	684.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199.8	—	2.7	72.6	—	275.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$481.7	$—	$2.7	$474.7	$—	$959.1

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2018 (In millions) (Unaudited)
	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities of continuing operations	$28.3	$(87.8)	$(56.6)	$98.1	$—	$(18.0)
INVESTING ACTIVITIES
Maturities of short-term investments	599.0	—	—	—	—	599.0
Purchases of short-term investments	(414.0)	—	—	—	—	(414.0)
Additions to property and equipment	—	—	—	(331.9)	—	(331.9)
Sale of affiliate debt	479.0	—	—	—	(479.0)	—
Purchase of affiliate debt	(552.5)	—	—	—	552.5	—
Other	—	—	—	2.9	—	2.9
Net cash provided by (used in) investing activities of continuing operations	111.5	—	—	(329.0)	73.5	(144.0)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,000.0	—	—	—	—	1,000.0
Reduction of long-term borrowings	(159.9)	—	(537.8)	—	(73.5)	(771.2)
Cash dividends paid	(9.0)	—	—	—	—	(9.0)
Debt issuance costs	(17.0)	—	—	—	—	(17.0)
Repurchase of common shares	(2.0)	—	—	—	—	(2.0)
Advances from affiliates	(831.5)	87.8	584.9	158.8	—	—
Other	—	—	—	(0.5)	—	(0.5)
Net cash provided by (used in) financing activities	(19.4)	87.8	47.1	158.3	(73.5)	200.3
Net cash provided by discontinued operations	—	—	—	2.5	—	2.5
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.7)	—	(.7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	120.4	—	(9.5)	(70.8)	—	40.1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	185.2	—	25.6	234.6	—	445.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$305.6	$—	$16.1	$163.8	$—	$485.5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2019 and for the three-month and six-month periods ended June 30, 2019 and 2018 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2018. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry. We currently own and operate an offshore drilling rig fleet of 79 rigs, with drilling operations in almost every major offshore market across six continents. We also have two rigs under construction and one rig marked for retirement. Inclusive of rigs under construction, our rig fleet includes 16 drillships, nine dynamically positioned semisubmersible rigs, three moored semisubmersible rigs and 53 jackup rigs, nine of which are leased to our 50/50 joint venture with Saudi Aramco. We operate the world's largest fleet amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

Rowan Transaction

On October 7, 2018, we entered into a transaction agreement (the "Transaction Agreement") with Rowan Companies Limited (formerly named Rowan Companies plc) ("Rowan") and on April 11, 2019 (the "Transaction Date"), we completed our combination with Rowan pursuant to the Transaction Agreement (the "Rowan Transaction") and changed our name to Ensco Rowan plc. On July 30, 2019, we changed our name to Valaris plc. Rowan's financial results are included in our consolidated results beginning on the Transaction Date.

As a result of the Rowan Transaction, Rowan shareholders received 2.750 Valaris Class A ordinary shares for each Rowan Class A ordinary share, representing a value of $43.67 per Rowan share based on a closing price of $15.88 per Valaris share on April 10, 2019, the last trading day before the Transaction Date. Total consideration delivered in the Rowan Transaction consisted of 88.3 million Valaris shares with an aggregate value of $1.4 billion. All share and per share data included in this report have been retroactively adjusted to reflect the Reverse Stock Split (as defined herein).

Prior to the Rowan Transaction, Rowan and Saudi Aramco formed a 50/50 joint venture to own, manage and operate drilling rigs offshore Saudi Arabia ("Saudi Aramco Rowan Offshore Drilling Company" or "ARO"). ARO currently owns a fleet of seven jackup rigs, leases another nine jackup rigs from us and has plans to order up to 20 newbuild jackup rigs over the next 10 years. The rigs we lease to ARO are done so through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. All nine jackup rigs leased to ARO are under three-year contracts with Saudi Aramco with two of the leased rigs currently expected to commence drilling operations in August and September 2019. All seven ARO-owned jackup rigs are under long-term contracts with Saudi Aramco.

Additionally, as a result of the Rowan Transaction, we assumed the following debt from Rowan: (1) $201.4 million in aggregate principal amount of 7.875% unsecured senior notes due 2019, (2) $620.8 million in aggregate principal amount of 4.875% unsecured senior notes due 2022, (3) $398.1 million in aggregate principal amount of 4.75% unsecured senior notes due 2024, (4) $500.0 million in aggregate principal amount of 7.375% unsecured senior notes due 2025, (5) $400.0 million in aggregate principal amount of 5.4% unsecured senior notes due 2042 and (6) $400.0 million in aggregate principal amount of 5.85% unsecured senior notes due 2044. Upon closing of the Rowan Transaction, we terminated Rowan's outstanding credit facilities.

The Rowan Transaction is expected to enhance the market leadership of the combined company with a fleet of high-specification floaters and jackups and position us well to meet increasing and evolving customer demand. The increased scale, diversification and financial strength of the combined company will provide us advantages to better serve our customers. Exclusive of two older jackup rigs marked for retirement, Rowan’s offshore rig fleet at the Transaction Date consisted of 4 ultra-deepwater drillships and 19 jackup rigs.

Reverse Stock Split

Upon closing of the Rowan Transaction, we effected a consolidation (being a reverse stock split under English law) where every four existing Valaris Class A ordinary shares, each with a nominal value of $0.10, were consolidated into one Class A ordinary share, each with a nominal value of $0.40 (the “Reverse Stock Split”). Our shares began trading on a reverse stock split-adjusted basis on April 11, 2019. All share and per share data included in this report have been retroactively adjusted to reflect the Reverse Stock Split.

Our Industry

Oil prices have increased from the decade lows reached during 2016, with Brent crude averaging nearly $55 per barrel in 2017 and more than $70 per barrel through most of 2018, leading to signs of a gradual recovery in demand for offshore drilling services. However, macroeconomic and geopolitical headwinds triggered a decline in Brent crude prices in the fourth quarter of 2018, resulting in a decline in prices from more than $85 per barrel at the beginning of the fourth quarter of 2018 to approximately $50 per barrel at year-end 2018. Oil prices have experienced a gradual recovery from this decline during the first half of 2019 with Brent crude prices averaging $66 per barrel.

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

We continue to observe improvements in the shallow-water market, particularly with respect to higher-specification rigs, as higher levels of customer demand and rig retirements have led to gradually increasing jackup utilization over the past year. Moreover, global floater utilization has increased as compared to a year ago due to a higher number of contracted rigs and lower global supply resulting from rig retirements. However, the floater recovery has not been within our expectations as contracts remain short-term and pricing remains depressed.

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

Liquidity Position

We proactively manage our capital structure in a manner allowing us to most effectively execute our strategic priorities and maximize value for shareholders. In support of these objectives, we are focused on our debt levels, cost of capital and liquidity, and over the past several years have executed a number of financing transactions to improve our financial position and manage our debt maturities, including the July 2019 tender offers discussed below.

Based on our balance sheet, our contractual backlog and availability under our credit facility, we expect to fund our liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and short-term investments, funds borrowed under our credit facility or other future financing arrangements, including available shipyard financing options for our two drillships under construction.

Our credit facility is an integral part of our financial flexibility and liquidity. We also may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs. We have significant financial flexibility within our capital structure, including the ability to issue debt that would be structurally senior to our currently outstanding debt, on both an unsecured and secured basis, subject to restrictions contained in our existing debt arrangements.

Cash and Debt

As of June 30, 2019, we had $7.7 billion of total debt principal outstanding, representing 44.1% of our total capitalization. We also had $1.1 billion of cash and short-term investments and $2.3 billion of undrawn capacity under our credit facility. On an as-adjusted basis, giving effect to the July 2019 tender offers discussed below, our June 30, 2019 cash and short-term investments would have totaled $353.4 million and debt principal outstanding would have totaled $6.7 billion, or 40.5% of our total capitalization.

Effective upon closing of the Rowan Transaction, we amended our credit facility to, among other changes, increase the borrowing capacity. Previously, our borrowing capacity was $2.0 billion through September 2019, $1.3 billion through September 2020 and $1.2 billion through September 2022. Subsequent to the amendment, our borrowing capacity is $2.3 billion through September 2019 and $1.7 billion through September 2022. The credit agreement governing the credit facility includes an accordion feature allowing us to increase future commitments up to an aggregate amount not to exceed $250.0 million.

On June 25, 2019, we commenced cash tender offers for up to $600 million aggregate purchase price, exclusive of accrued interest, for certain series of senior notes issued by us and by Ensco International Incorporated and Rowan Companies, Inc., our wholly-owned subsidiaries. On July 10, 2019, we announced the early results of the tender offers and also announced that the maximum aggregate purchase price, exclusive of accrued interest, was increased from $600 million to $724.1 million and that the early settlement date would be July 12, 2019. The tender offers expired on July 23, 2019, and we repurchased $951.8 million aggregate principal amount of notes.

As a result of the tender offers, we expect to recognize a gain on debt extinguishment of approximately $195.7 million during the third quarter of 2019. Following the completion of the tender offers, our debt maturities through 2023 total $1.1 billion and include $201.4 million due in the third quarter of 2019 followed by $122.9 million in 2020, $113.5 million in 2021 and $620.8 million in 2022.

Backlog

Our backlog was $2.4 billion and $2.2 billion as of June 30, 2019 and December 31, 2018, respectively. The increase in our backlog was due to the addition of backlog from the Rowan Transaction and new contract awards and contract extensions, partially offset from revenues realized.

As above-market rate contracts expire and revenues are realized, we may experience declines in backlog, which could result in a decline in revenues and operating cash flows over the near-term. Contract backlog was adjusted for drilling contracts signed or terminated after each respective balance sheet date but prior to filing each annual and quarterly report on February 28, 2019 and August 1, 2019, respectively.

BUSINESS ENVIRONMENT

Floaters

The floater contracting environment remains challenging due to limited demand and excess newbuild supply. Floater demand has declined significantly in recent years due primarily to lower commodity prices that have caused our customers to reduce capital expenditures, particularly for capital-intensive, long-lead deepwater projects, resulting in the cancellation and delay of drilling programs. During the past several quarters, we have observed increased tendering activity that may translate into marginal improvements in near-term utilization; however, further improvements in demand and/or reductions in supply will be necessary before meaningful increases in utilization and day rates are realized.

During the first quarter, we executed a four-well contract for ENSCO DS-9 that commenced offshore Brazil in June 2019 and a six-month contract for ENSCO DS-7 that commenced offshore Egypt in April 2019. Additionally, we executed a two-well contract for ENSCO DPS-1 that is expected to commence in February 2020 and a four-well contract for ENSCO 8503 that commenced in July 2019.

During the second quarter, we executed a one-well contract for Rowan Relentless in the U.S. Gulf of Mexico that is expected to commence in October 2019. We also entered into short-term contract extensions for ENSCO DS-12 and ENSCO DPS-1.

There are approximately 30 newbuild drillships and semisubmersible rigs reported to be under construction, of which approximately 10 are scheduled to be delivered by the end of 2019. Nearly all newbuild floaters are uncontracted. Several newbuild deliveries have been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.

Drilling contractors have retired approximately 130 floaters since the beginning of the downturn. Approximately 15 floaters older than 30 years of age are currently idle, approximately 10 additional floaters older than 30 years have contracts that will expire by year-end 2019 without follow-on work and a further approximately five floaters between 15 and 30 years old have been idle for more than two years. Operating costs associated with keeping these rigs idle as well as expenditures required to re-certify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs.

Jackups

Demand for jackups has improved with increased tendering activity observed in the past several quarters off historic lows; however, day rates remain depressed due to the oversupply of rigs.
During the first quarter, we executed a nine-well contract for ENSCO 100 that is expected to commence in November 2019. As a result, a previously disclosed contract for ENSCO 100 is expected to be fulfilled by an ENSCO 120 series rig. Additionally, we executed a three-well contract for ENSCO 121 that commenced in April 2019 and three-well and one-well contracts for ENSCO 72 and ENSCO 68, respectively, that commenced during May 2019. We also executed short-term contract extensions for ENSCO 101 and ENSCO 96.
With respect to the legacy Rowan jackups, a six-month contract extension with a two-month option was executed for Gorilla VI during the first quarter. Additionally, short-term contracts were executed for Rowan Norway, Rowan Viking and EXL II. The Rowan Viking and Rowan Norway contracts include four additional one-well priced options and two short-term option periods, respectively.

During the second quarter, we executed a two-year contract for ENSCO 120, a two-well contract for ENSCO 122, a forty-well P&A contract for ENSCO 72, a five-month contract for ENSCO 107, two one-well contracts for ENSCO 102 and a one-well contract for ENSCO 101. Additionally, we executed a two-year extension for ENSCO 109 offshore Angola, a seven-month extension for ENSCO 104, a six-month extension for Rowan Gorilla V, a three-month extension for ENSCO 96, and one-well extensions for Joe Douglas and Rowan EXL II.

During the second quarter, we sold ENSCO 97 and Gorilla IV and recognized an insignificant pre-tax gain in our condensed consolidated statement of operations for the quarter ended June 30, 2019.

There are approximately 70 newbuild jackup rigs reported to be under construction, of which approximately 30 are scheduled to be delivered by the end of 2019 and only three are contracted. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that additional rigs may be delayed or cancelled due to limited contracting opportunities.

Drilling contractors have retired approximately 100 jackups since the beginning of the downturn. Approximately 90 jackups older than 30 years are idle and approximately 50 jackups that are 30 years or older have contracts expiring by the end of 2019 without follow-on work. Expenditures required to re-certify these aging rigs may prove cost prohibitive and drilling contractors may instead elect to scrap or cold-stack these rigs. We expect jackup scrapping and cold-stacking to continue during 2019.

In July 2019, a well being drilled offshore Indonesia by one of our jackup rigs experienced a well control event requiring the cessation of drilling activities. The operator could seek to terminate the contract under certain circumstances.  If this drilling contract were to be terminated for cause, it would result in an approximate $19.0 million decrease in our backlog as of June 30, 2019.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns.  Consistent with this strategy, we scrapped ENSCO 97 and Gorilla IV during the second quarter, which were older, less capable jackup rigs.

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

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month and six-month periods ended June 30, 2019 and 2018 (in millions), including the results of Rowan from the Transaction Date:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$583.9	$458.5	$989.8	$875.5
Operating expenses
Contract drilling (exclusive of depreciation)	500.3	344.3	832.9	669.5
Depreciation	157.9	120.7	282.9	235.9
Loss on impairment	2.5	—	2.5	—
General and administrative	81.2	26.1	110.8	54.0
Total operating expenses	741.9	491.1	1,229.1	959.4
Equity in earnings of ARO	0.6	—	0.6	—
Operating loss	(157.4)	(32.6)	(238.7)	(83.9)
Other income (expense), net	597.3	(84.8)	522.1	(155.5)
Provision for income taxes	32.6	24.7	64.1	43.1
Income (loss) from continuing operations	407.3	(142.1)	219.3	(282.5)
Loss from discontinued operations, net	—	(8.0)	—	(8.1)
Net income (loss)	407.3	(150.1)	219.3	(290.6)
Net income attributable to noncontrolling interests	(1.8)	(.9)	(4.2)	(0.5)
Net income (loss) attributable to Valaris	$405.5	$(151.0)	$215.1	$(291.1)

Overview

Revenues increased $125.4 million, or 27%, for the three-month period ended June 30, 2019, as compared to the prior year quarter, primarily due to $147.1 million of revenue earned by the Rowan rigs. This increase was partially offset by the sale of ENSCO 6001 and ENSCO 80 which operated in the prior year period.

Revenues increased $114.3 million, or 13%, for the six-month period ended June 30, 2019, as compared to the prior year period, primarily due to $147.1 million in second quarter revenue earned by the Rowan rigs and the commencement of drilling operations for ENSCO DS-9, ENSCO DS-10, ENSCO 140 and ENSCO 141. These increases were partially offset by the sale of ENSCO 6001, ENSCO 80 and ENSCO 97 and fewer floater days under contract.

Contract drilling expense increased $156.0 million, or 45%, and $163.4 million, or 24%, respectively, for the three-month and six-month periods ended June 30, 2019, as compared to the prior year periods, primarily due to $133.4 million of contract drilling expense incurred by the Rowan rigs and the commencement of drilling operations for ENSCO DS-10, ENSCO DS-9, ENSCO 140 and ENSCO 141. This increase was partially offset by the sale of ENSCO 6001, ENSCO 97 and ENSCO 80 which operated in the prior year periods.

Depreciation expense increased $37.2 million, or 31%, and $47.0 million, or 20%, respectively, for the three-month and six-month periods ended June 30, 2019, as compared to the prior year periods, primarily due to $32.3 million of depreciation expense recognized on the Rowan rigs and the commencement of ENSCO DS-9, ENSCO DS-10, ENSCO 140 and ENSCO 141 drilling operations.

General and administrative expenses increased by $55.1 million, or 211%, and $56.8 million, or 105%, for the three-month and six-month periods ended June 30, 2019, respectively, primarily due to transaction and integration costs associated with the Rowan Transaction.

Other income increased $682.1 million and $677.6 million for the three-month and six-month periods ended June 30, 2019, respectively, primarily due to $712.8 million of estimated gain on bargain purchase recognized in connection with the Rowan Transaction, partially offset by the increase of interest expense incurred on Rowan's senior notes.

The loss on impairment recognized during the second quarter was related to the impairment of a right-of-use asset associated with a Rowan office lease that was abandoned due to the consolidation of certain corporate offices.

Loss from discontinued operations, net, for the three-month and six-month periods ended June 30, 2018, primarily relates to a $7.5 million discrete tax expense generated by the sale of ENSCO 7500 during the second quarter of 2018.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our and ARO's offshore drilling rigs as of June 30, 2019 and 2018:

	2019	2018
Floaters(1)	26	22
Jackups(2)(3)(4)	44	34
Other(5)	9	—
Under construction(3)	2	3
Held-for-sale(4) (6)	—	3
Total Valaris	81	62

ARO(7)	7	—

(1)	During the second quarter of 2019, we added Rowan Relentless, Rowan Reliance, Rowan Resolute and Rowan Renaissance from the Rowan Transaction.

(2)
During the second quarter of 2019, we added 10 jackups from the Rowan Transaction, exclusive of the Gorilla IV, that was classified as held-for-sale upon completion of the Rowan Transaction, one older Rowan jackup rig that is marked for retirement and the nine rigs leased to ARO that are included in Other in the above table.

(3)	During the second quarter of 2019, we accepted the delivery of ENSCO 123.

(4)	During the first quarter of 2019, we classified ENSCO 97 as held-for-sale.

(5)	During the second quarter of 2019, we added nine jackups that are leased to ARO from the Rowan Transaction.

(6)	During the third quarter of 2018, we sold ENSCO 5005, ENSCO 6001 and ENSCO 80. During the second quarter of 2019, we sold ENSCO 97 and Gorilla IV.

(7)	Represents the seven rigs owned by ARO, our 50% interest in which was obtained as a result of the Rowan Transaction.

The following table summarizes our and ARO's rig utilization and average day rates for the three-month and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rig Utilization(1)
Floaters	53%	53%	48%	48%
Jackups	69%	66%	69%	63%
Other (2)	82%	100%	85%	100%
Total Valaris	65%	62%	63%	59%

ARO	97%	—	97%	—

Average Day Rates(3)
Floaters	$218,339	$237,513	$227,415	$248,576
Jackups	78,229	78,408	75,608	76,011
Other (2)	50,347	81,556	56,618	81,422
Total Valaris	$110,063	$132,348	$113,510	$130,934

ARO	$112,906	$—	$112,906	$—

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

(2)
Includes our two management services contracts and our nine rigs leased to ARO under bareboat charter contracts (two of which are expected to commence drilling operations during the third quarter of 2019).

(3)
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

Operating Income by Segment

Prior to the Rowan Transaction, our business consisted of three operating segments: (1) Floaters, which included our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consisted only of our management services provided on rigs owned by third-parties. Our Floaters and Jackups segments were also reportable segments.
As a result of the Rowan Transaction, we concluded that we would maintain the aforementioned segment structure while adding ARO as a reportable segment for the new combined company. We also concluded that the activities associated with our arrangements with ARO, consisting of our Transition Services Agreement, Rig Lease Agreements and Secondment Agreement, do not constitute reportable segments and are therefore included within Other in the following segment disclosures. Substantially all of the expenses incurred associated with our Transition Services Agreement are included in general and administrative under "Reconciling Items" in the table set forth below.

General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and are included in "Reconciling Items." The full operating results included below for ARO (representing only results of ARO from the Transaction Date) are not included within our consolidated results and thus deducted under "Reconciling Items" and replaced with our equity in earnings of ARO. See Note 4 for additional information on ARO and related arrangements.
Segment information for the three-month and six-month periods ended June 30, 2019 and 2018 is presented below (in millions):

Three Months Ended June 30, 2019

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$295.6	$229.2	$123.8	$59.1	$(123.8)	$583.9
Operating expenses
Contract drilling (exclusive of depreciation)	249.2	212.2	78.9	38.9	(78.9)	500.3
Loss on impairment	—	—	—	—	2.5	2.5
Depreciation	98.4	55.5	12.4	—	(8.4)	157.9
General and administrative	—	—	5.3	—	75.9	81.2
Equity in earnings of ARO					0.6	0.6
Operating income (loss)	$(52.0)	$(38.5)	$27.2	$20.2	$(114.3)	$(157.4)

Three Months Ended June 30, 2018

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$284.9	$158.7	$—	$14.9	$—	$458.5
Operating expenses
Contract drilling (exclusive of depreciation)	203.7	126.8	—	13.8	—	344.3
Depreciation	80.8	36.5	—	—	3.4	120.7
General and administrative	—	—	—	—	26.1	26.1
Operating income (loss)	$0.4	$(4.6)	$—	$1.1	$(29.5)	$(32.6)

Six Months Ended June 30, 2019

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$528.3	$386.2	$123.8	$75.3	$(123.8)	$989.8
Operating expenses
Contract drilling (exclusive of depreciation)	431.0	347.6	78.9	54.3	(78.9)	832.9
Loss on impairment	—	—	—	—	2.5	2.5
Depreciation	183.2	92.4	12.4	—	(5.1)	282.9
General and administrative	—	—	5.3	—	105.5	110.8
Equity in earnings of ARO	—	—	—	—	0.6	0.6
Operating income (loss)	$(85.9)	$(53.8)	$27.2	$21.0	$(147.2)	$(238.7)

Six Months Ended June 30, 2018

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$543.9	$302.1	—	$29.5	$—	$875.5
Operating expenses
Contract drilling (exclusive of depreciation)	388.8	253.7	—	27.0	—	669.5
Depreciation	156.1	73.0	—	—	6.8	235.9
General and administrative	—	—	—	—	54.0	54.0
Operating income (loss)	$(1.0)	$(24.6)	—	$2.5	$(60.8)	$(83.9)

Floaters

Floater revenue increased $10.7 million, or 4%, for the three-month period ended June 30, 2019, as compared to the prior year period, primarily due to $35.4 million of revenue earned by the Rowan rigs, partially offset by the sale of ENSCO 6001 which operated in prior year period.

Floater revenue declined $15.6 million, or 3%, for the six-month period ended June 30, 2019, as compared to the prior year period, primarily due to the sale of ENSCO 6001 and lower average day rates across our floater fleet. This decline was partially offset by $35.4 million earned by the Rowan rigs and the commencement of ENSCO DS-9 and ENSCO DS-10 drilling operations.

Floater contract drilling expense increased $45.5 million, or 22%, for the three-month period ended June 30, 2019, as compared to the prior year period, primarily due to $46.9 million of contract drilling expense incurred by the Rowan rigs, partially offset by the sale of ENSCO 6001 which operated in the prior year period.

Floater contract drilling expense increased $42.2 million, or 11%, for the six-month period ended June 30, 2019, as compared to the prior year period, primarily due to the $46.9 million of contract drilling expense incurred by the Rowan rigs and the commencement of ENSCO DS-9 and ENSCO DS-10 drilling operations. These increases were partially offset by the sale of ENSCO 6001 and lower costs on idle rigs.

Floater depreciation expense increased $17.6 million, or 22%, and $27.1 million, or 17%, for the three-month and six-month periods ended June 30, 2019, as compared to the prior year periods, primarily due to the addition of Rowan rigs to the fleet and the commencement of ENSCO DS-9 and ENSCO DS-10 drilling operations.

Jackups

Jackup revenues increased $70.5 million, or 44%, and $84.1 million, or 28%, for the three-month and six-month periods ended June 30, 2019, respectively, as compared to prior year periods, primarily due to $73.4 million of revenue earned by the Rowan rigs and commencement of ENSCO 140 and ENSCO 141 drilling operations. This increase was partially offset by the sale of ENSCO 80 and ENSCO 97 which operated in the prior year periods.

Jackup contract drilling expense increased $85.4 million, or 67%, and $93.9 million, or 37%, for the three-month and six-month periods ended June 30, 2019, respectively, as compared to the prior year periods, primarily due $63.6 million of contract drilling expense incurred by the Rowan rigs and the commencement of ENSCO 140 and ENSCO 141 drilling operations. This increase was partially offset by the sale of ENSCO 80 and ENSCO 97 which operated in the prior year periods.

Jackup depreciation expense for the three-month and six-month periods ended June 30, 2019 increased $19.0 million, or 52%, and $19.4 million, or 27%, respectively, as compared to the prior year periods, primarily due to the addition of Rowan rigs to the fleet and the commencement of ENSCO 140 and ENSCO 141 drilling operations.

ARO

ARO currently owns a fleet of seven jackup rigs, leases another nine jackup rigs from us and has plans to order up to 20 newbuild jackup rigs over the next 10 years. The rigs we lease to ARO are done so through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. All nine jackup rigs leased to ARO are under three-year contracts with Saudi Aramco. Two of the leased rigs, Bess Brants and Earnest Dees, are expected to commence drilling operations during the third quarter of 2019. All seven ARO-owned jackup rigs are under long-term contracts with Saudi Aramco.

The operating revenues of ARO reflect revenues earned under drilling contracts with Saudi Aramco for the seven ARO-own jackup rigs and the seven rigs leased from us that operated during the period from the Transaction Date through June 30, 2019.

The contract drilling, depreciation and general and administrative expenses are also for the period from the Transaction Date through June 30, 2019. Contract drilling expenses are inclusive of the bareboat charter fees for the rigs leased from us and costs incurred under the Secondment Agreement. General and administrative expenses include costs incurred under the Transition Services Agreement.

See Note 4 for additional information on ARO.

Other

    Other revenues increased $44.2 million, or 297% , and $45.8 million, or 155%, for the three-month and six-month periods ended June 30, 2019, respectively, as compared to the prior year periods, primarily due to revenues earned during the second quarter for our rigs leased to ARO and revenues earned under the Secondment Agreement and Transition Services Agreement of $18.3 million, $15.6 million, and $5.2 million, respectively.

Other contract drilling expenses increased $25.1 million, or 182%, and $27.3 million, or 101%, for the three-month and six-month periods ended June 30, 2019, respectively, as compared to the prior year periods, primarily due to costs incurred associated with the services provided to ARO under the Secondment Agreement and certain costs incurred on the Earnest Dees and Bess Brants while in the shipyard.

See Note 4 for additional information on ARO.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month and six-month periods ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$11.9	$3.9	$15.4	$6.9
Interest expense, net:
Interest expense	(126.4)	(86.9)	(213.6)	(170.9)
Capitalized interest	8.1	11.2	14.3	29.6
	(118.3)	(75.7)	(199.3)	(141.3)
Other, net	703.7	(13.0)	706.0	(21.1)
	$597.3	$(84.8)	$522.1	$(155.5)

Interest income for the three-month and six-month periods ended June 30, 2019 increased as compared to the prior year periods primarily due to interest income of $5.1 million earned on the shareholder note to ARO (see Note 4) and additional interest income earned on Rowan's cash balances subsequent to the Transaction Date.

Interest expense for the three-month and six-month periods ended June 30, 2019 increased as compared to the prior year periods, primarily due to $36.7 million of interest expense incurred on the Rowan senior notes subsequent to the Transaction Date. Interest expense capitalized during the three-month and six-month periods ended June 30, 2019 declined as compared to the prior year periods due to the commencement of ENSCO DS-10, ENSCO 140 and ENSCO 141 drilling operations.

Other, net, for the three-month and six-month periods ended June 30, 2019 increased as compared to the prior year period primarily due to $712.8 million of estimated gain on bargain purchase recognized in connection with the Rowan Transaction. Additionally, we recognized a $19.0 million pre-tax loss on debt extinguishment during the first quarter or 2018.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange losses of $2.8 million and $3.1 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three-month and six-month periods ended June 30, 2019, respectively. These losses were primarily attributable to the Brazilian real, Angolan Kwanza, Euro and Venezuelan Bolivar. Net foreign currency exchange losses of $5.7 million and $12.0 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three-month and six-month periods ended June 30, 2018, respectively, which were primarily attributable to a strengthening U.S. dollar and the devaluation of the Angolan Kwanza.

Provision for Income Taxes

Valaris plc, our parent company, is domiciled and resident in the U.K. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-U.K. subsidiaries is generally not subject to U.K. taxation. Income tax rates imposed in the tax jurisdictions in which our subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenues, statutory or negotiated deemed profits or other bases utilized under local tax laws, rather than to net income.

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

Discrete income tax benefit for the three-month period ended June 30, 2019 was $1.2 million and was primarily attributable to the resolution of prior period tax matters. Discrete income tax benefit for the three-month period ended June 30, 2018 was $2.3 million and was primarily attributable to U.S. tax reform, partially offset by discrete tax expense related to rig sales and unrecognized tax benefits associated with tax positions taken in prior years. Excluding the aforementioned discrete tax items, income tax expense for the three-month periods ended June 30, 2019 and 2018 was $33.8 million and $27.0 million, respectively. The $6.8 million increase in income tax expense as compared to the prior year quarter was primarily due to income tax associated with Rowan's operations from the Transaction Date.

Discrete income tax benefit for the six-month period ended June 30, 2019 was $0.6 million and was primarily attributable to unrecognized tax benefits associated with tax positions taken in prior years and the resolution of other prior period tax matters. Discrete income tax benefit for the six-month period ended June 30, 2018 was $11.2 million and was primarily attributable to U.S. tax reform and a restructuring transaction, partially offset by discrete tax expense related to repurchase and redemption of senior notes, the effective settlement of liabilities for unrecognized tax benefits associated with tax positions taken in prior years and rig sales. Excluding the aforementioned discrete tax items, income tax expense for the six-month periods ended June 30, 2019 and 2018 was $64.7 million and $54.3 million, respectively. The $10.4 million increase in income tax expense as compared to the prior year period was primarily due to income tax associated with Rowan's operations from the Transaction Date and an increase in the U.S. base erosion anti-abuse tax rate and an increase in the relative components of our earnings generated in tax jurisdictions with higher tax rates.

LIQUIDITY AND CAPITAL RESOURCES

We proactively manage our capital structure in a manner allowing us to most effectively execute our strategic priorities and maximize value for shareholders. In support of these objectives, we are focused on our debt levels, cost of capital and liquidity, and over the past several years have executed a number of financing transactions to improve our financial position and manage our debt maturities, including the July 2019 tender offers discussed below. Based on our balance sheet, our contractual backlog and availability under our credit facility, we expect to fund our liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and short-term investments, funds borrowed under our credit facility or other future financing arrangements, including available shipyard financing options for our two drillships under construction.

Our credit facility is an integral part of our financial flexibility and liquidity. We also may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs. We have significant financial flexibility within our capital structure, including the ability to issue debt that would be structurally senior to our currently outstanding debt, on both an unsecured and secured basis, subject to restrictions contained in our existing debt arrangements.

Effective upon closing of the Rowan Transaction, we amended our credit facility to, among other changes, increase the borrowing capacity. Previously, our borrowing capacity was $2.0 billion through September 2019, $1.3 billion through September 2020 and $1.2 billion through September 2022. Subsequent to the amendment, our borrowing capacity is $2.3 billion through September 2019 and $1.7 billion through September 2022. The credit agreement governing the credit facility includes an accordion feature allowing us to increase future commitments up to an aggregate amount not to exceed $250.0 million.

Additionally, as a result of the Rowan Transaction, we assumed the following debt from Rowan: (1) $201.4 million in aggregate principal amount of 7.875% unsecured senior notes due 2019, (2) $620.8 million in aggregate principal amount of 4.875% unsecured senior notes due 2022, (3) $398.1 million in aggregate principal amount of 4.75% unsecured senior notes due 2024, (4) $500.0 million in aggregate principal amount of 7.375% unsecured senior notes due 2025, (5) $400.0 million in aggregate principal amount of 5.4% unsecured senior notes due 2042 and (6) $400.0 million in aggregate principal amount of 5.85% unsecured senior notes due 2044. Upon closing of the Rowan Transaction, we terminated Rowan's outstanding credit facilities.

During the second quarter, our Board of Directors determined that we will not pay a regular quarterly cash dividend. Prior to completing the Rowan Transaction, our shareholders received a quarterly cash dividend of $0.01 per share and Rowan shareholders did not receive a regular quarterly cash dividend. Our revolving credit facility prohibits us from paying dividends in excess of $0.01 per share per fiscal quarter. Dividends in excess of this amount would require the amendment or waiver of such provisions. The declaration of future dividends is at the discretion of our Board of Directors.

During the six-month period ended June 30, 2019, our primary source of cash was Rowan cash acquired of $931.9 million and $194.0 million from net maturities of short-term investments. Our primary uses of cash for the same period were $134.8 million for the construction, enhancement and other improvements of our drilling rigs and $293.4 million used in operating activities of continuing operations.

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

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the six-month periods ended June 30, 2019 and 2018 were as follows (in millions):

	2019	2018
Net cash used in operating activities of continuing operations	$(293.4)	$(18.0)
Capital expenditures
New rig construction	$40.8	$277.7
Rig enhancements	66.2	26.5
Minor upgrades and improvements	27.8	27.7
	$134.8	$331.9

Cash flows from operating activities of continuing operations declined $275.4 million as compared to the prior year period due primarily to costs incurred related to the Rowan Transaction and declining margins. As challenging industry conditions persist, and our remaining above-market contracts expire and utilization increases with the execution of new market-rate contracts, coupled with the potential impact of rig reactivation costs, our operating cash flows will remain negative over the near-term.

During the second quarter, we accepted the delivery of ENSCO 123, which is expected to commence drilling operations under its initial contract in August 2019. We have two ultra-deepwater drillships under construction, ENSCO DS-13 and ENSCO DS-14, which are scheduled for delivery in September 2019 and June 2020, respectively. We are currently in discussions with the shipyard regarding a potential further deferral of delivery and certain related payments. There can be no assurance as to the ultimate outcome of these discussions.

The following table summarizes the cumulative amount of contractual payments made as of June 30, 2019 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2019	2020	2021	Total(2)
ENSCO 123	$283.6	$2.0	$—	$—	$285.6
ENSCO DS-13(3)	—	83.9	—	—	83.9
ENSCO DS-14(3)	15.0	—	165.0	—	180.0
	$298.6	$85.9	$165.0	$—	$549.5

(1)
Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through June 30, 2019. Contractual payments made by Atwood prior to the Atwood acquisition for ENSCO DS-13 and ENSCO DS-14 are excluded.

(2)
Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management, holding costs and interest.

(3)
The remaining milestone payments for ENSCO DS-13 and ENSCO DS-14 bear interest at a rate of 4.5% per annum, which accrues during the holding period until delivery. Delivery is scheduled for September 2019 and June 2020 for ENSCO DS-13 and ENSCO DS-14, respectively. Upon delivery, the remaining milestone payments and accrued interest thereon may be financed through a promissory note with the shipyard for each rig. The promissory notes will bear interest at a rate of 5% per annum with a maturity date of December 30, 2022 and will be secured by a mortgage on each respective rig. The remaining milestone payments for ENSCO DS-13 and ENSCO DS-14 are included in the table above in the period in which we expect to take delivery of the rig. However, we may elect to execute the promissory notes and defer payment until December 2022. Moreover, we are currently in discussions with the shipyard regarding a potential further deferral of delivery and certain related payments. There can be no assurance as to the ultimate outcome of these discussions.

Based on our current projections, excluding integration-related capital expenditures, we expect total capital expenditures during 2019 to include approximately $160.0 million for newbuild construction, approximately $65.0 million for minor upgrades and improvements and approximately $115.0 million for rig enhancement projects. Depending on market conditions and future opportunities, we may reduce our planned expenditures or make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Debt to Capital

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	Pro Forma(1)	June 30, 2019	December 31, 2018
	June 30, 2019
Total debt (2)	$6,729.5	$7,681.3	$5,161.0
Total capital (3)	$16,635.7	$17,401.9	$13,252.4
Total debt to total capital	40.5%	44.1%	38.9%

(1)
Pro forma balances present total debt, total capital and the total debt to total capital ratio on an adjusted basis after giving effect to the July 2019 tender offers described below. As a result, total debt was reduced by the $951.8 million of aggregate principal amount of notes repurchased. Total capital was reduced by the same amount, partially offset by an estimated post-tax gain on debt extinguishment of $185.6 million.

(2)	Total debt consists of the principal amount outstanding.

(3)	Total capital consists of total debt and Valaris shareholders' equity.

July 2019 Debt Tender Offers

On June 25, 2019, we commenced cash tender offers for up to $600 million aggregate purchase price, exclusive of accrued interest, for certain series of senior notes issued by us and by Ensco International Incorporated and Rowan Companies, Inc., our wholly-owned subsidiaries. On July 10, 2019, we announced the early results of the tender offers and also announced that the maximum aggregate purchase price, exclusive of accrued interest, was increased from $600 million to $724.1 million and that the early settlement date would be July 12, 2019. The tender offers expired on July 23, 2019, and we repurchased $951.8 million aggregate principal amount of notes. The following table sets forth the total principal amounts repurchased and purchase price paid in the tender offers (in millions):

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price(1)
4.50% Senior notes due 2024	$320.0	$240.0
5.20% Senior notes due 2025	335.5	250.0
7.20% Senior notes due 2027	37.9	29.9
4.75% Senior notes due 2024	79.5	61.2
7.375% Senior notes due 2025	139.2	109.2
8.00% Senior notes due 2024	39.7	33.8
Total	$951.8	$724.1

(1)	Excludes accrued interest paid to holders of the repurchased senior notes.

During the third quarter of 2019, we expect to recognize a pre-tax gain from debt extinguishment of approximately $195.7 million related to the tender offers, net of discounts, premiums and transaction costs.

Following the completion of the tender offers, our debt maturities through 2023 total $1.1 billion and include $201.4 million due in the third quarter of 2019 followed by $122.9 million in 2020, $113.5 million in 2021 and $620.8 million in 2022.

Revolving Credit Facility

Effective upon closing of the Rowan Transaction, we amended our credit facility to, among other changes, increase the borrowing capacity. Previously, our borrowing capacity was $2.0 billion through September 2019, $1.3 billion through September 2020 and $1.2 billion through September 2022. Subsequent to the amendment, our borrowing capacity is $2.3 billion through September 2019 and $1.7 billion through September 2022. The credit agreement governing the credit facility includes an accordion feature allowing us to increase future commitments up to an aggregate amount not to exceed $250.0 million.

Advances under the credit facility bear interest at Base Rate or LIBOR plus an applicable margin rate, depending on our credit ratings. We are required to pay a quarterly commitment fee on the undrawn portion of the commitment, which is also based on our credit rating.

The credit facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60% and to provide guarantees from certain of our rig-owning subsidiaries sufficient to meet certain guarantee coverage ratios. The credit facility also contains customary restrictive covenants, including, among others, prohibitions on creating, incurring or assuming certain debt and liens (subject to customary exceptions, including a permitted lien basket that permits us to raise secured debt up to the lesser of $1 billion or 10% of consolidated tangible net worth (as defined in the credit facility)); entering into certain merger arrangements; selling, leasing, transferring or otherwise disposing of all or substantially all of our assets; making a material change in the nature of the business; repurchasing our ordinary shares or paying or distributing dividends on our ordinary shares (subject to certain exceptions, including the ability to pay a quarterly dividend of $0.01 per share); borrowings, if after giving effect to such borrowings and the application of the proceeds thereof, the aggregate amount of available cash (as defined in the credit facility) would exceed $200 million; and entering into certain transactions with affiliates.

The credit facility also includes a covenant restricting our ability to repay indebtedness maturing after September 2022, which is the final maturity date of the credit facility. This covenant is subject to certain exceptions that permit us to manage our balance sheet, including the ability to make repayments of indebtedness (i) of acquired companies within 90 days of the completion of the acquisition or (ii) if, after giving effect to such repayments, available cash is greater than $250.0 million and there are no amounts outstanding under the credit facility. The July 2019 tender offers discussed above were in compliance with these covenants.

As of June 30, 2019, we were in compliance in all material respects with our covenants under the credit facility. We had no amounts outstanding under the credit facility as of June 30, 2019 and December 31, 2018. On July 29, 2019, we borrowed $125.0 million under our credit facility to partially fund the maturity of our 7.875% senior notes due in August 2019.

As discussed above, the credit facility contains restrictions on paying dividends, repurchasing shares and issuing other indebtedness.  The Company’s decisions around capital allocation matters could, in addition to the shareholder proposal previously disclosed regarding our capital allocation policies, give rise to objections by one or more shareholders and/or result in shareholder activism, including potential proxy contests, any of which could cause us to incur significant costs, result in management distraction and negatively impact our business.

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

During 2018, our shareholders approved our current share repurchase program. Subject to certain provisions under English law, including the requirement of the Company to have sufficient distributable reserves, we may repurchase shares up to a maximum of $500.0 million in the aggregate from one or more financial intermediaries under the program, but in no case more than 16.3 million shares. The program terminates in May 2023. As of June 30, 2019, there had been no share repurchases under this program. Our credit facility prohibits us from repurchasing our shares, except in certain limited circumstances. Any share repurchases, outside of such limited circumstances, would require the amendment or waiver of such provision.

From time to time, we and our affiliates may repurchase or refinance our outstanding senior notes in the open market, in privately negotiated transactions, through tender offers, exchange offers or otherwise, or we may redeem senior notes, pursuant to their terms. In connection with any exchange or refinancing transaction, we may issue equity, issue new debt (including debt that is structurally senior to our existing senior notes) and/or pay cash consideration. Any future repurchases, exchanges, redemptions or refinancings will depend on various factors existing at that time. There can be no assurance as to which, if any, of these alternatives (or combinations thereof) we may choose to pursue in the future.
Other Commitments

As of June 30, 2019, we were contingently liable for an aggregate amount of $135.9 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of June 30, 2019, we had not been required to make any collateral deposits with respect to these agreements.

In connection with our 50/50 joint venture with ARO, in the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion to fund the newbuild program. Each partner's commitment shall be reduced by the actual cost of each newbuild rig, on a proportionate basis. See Note 3 for additional information on the Rowan Transaction and Note 4 for additional information on our joint venture with ARO.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	Pro Forma(1)	June 30, 2019	December 31, 2018
	June 30, 2019
Cash and cash equivalents	$218.4	$959.1	$275.1
Short-term investments	$135.0	$135.0	$329.0
Working capital	$519.7	$323.7	$781.2
Current ratio	1.5	1.2	2.5

(1)
Pro forma balances represent our cash and cash equivalents, short-term investments, working capital and current ratio on an adjusted basis after giving effect to the July 2019 tender offers described above. Our cash and cash equivalents balance decreased by $740.7 million for cash paid for the July 2019 tender offers, inclusive of accrued interest and commissions. Our working capital increased by the difference between the carrying value of the notes repurchased and accrued interest thereon and the amount of cash used for the repurchases, inclusive of accrued interest and commissions.

We expect to fund our liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and short-term investments, funds borrowed under our credit facility or other future financing arrangements, including available shipyard financing options for our two drillships under construction. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs. On July 29, 2019, we borrowed $125.0 million under our credit facility to partially fund the maturity of our 7.875% senior notes due in August 2019.

Recent Tax Assessments

During the second quarter of 2019, we received income tax assessments totaling approximately $159 million and $69 million from taxing authorities in Luxembourg and Australia, respectively.  See Note 12 for additional information.  During the second half of 2019, we expect to make partial upfront payments to the respective tax authorities in order to litigate the underlying matters and partially mitigate potential interest on any ultimate assessment outcomes. Although the timing and amount of such upfront payments cannot be predicted with certainty, such payments could be material.
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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of June 30, 2019, we had cash flow hedges outstanding to exchange an aggregate $177.5 million for various foreign currencies.

We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2019, we held derivatives not designated as hedging instruments to exchange an aggregate $104.2 million for various foreign currencies.

If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of June 30, 2019 would approximate $20.1 million. Approximately $4.0 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

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

We do not enter into derivatives for trading or other speculative purposes. We believe that our use of derivatives and related hedging activities reduces our exposure to foreign currency exchange rate risk and does not expose us to material credit risk or any other material market risk. All of our derivatives mature during the next 18 months. See Note 7 for additional information on our derivative instruments.
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

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments by us regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets, income taxes and pension and other post-retirement benefits. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2018, in addition to our critical accounting policy related to pensions and other post-retirement benefits as set forth below.

As a result of the Rowan Transaction, we assumed the pension and other post-retirement benefit obligations of Rowan. We have identified our accounting policies associated with those obligations as critical accounting policies, as set forth below.

Our pension and other post-retirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, annual compensation increases, mortality rates and other factors and were remeasured as of the Transaction Date. Key assumptions included (i) a weighted-average discount rate of 3.82% to determine pension benefit obligations, (ii) a weighted average discount rate of 4.35% to determine net periodic pension cost and (iii) an expected long-term rate of return on pension plan assets of 6.70%. The assumed discount rate is based upon the average yield for Moody’s Aa-rated corporate bonds, and the rate of return assumption reflects a probability distribution of expected long-term returns that is weighted based upon plan asset allocations. A one-percentage-point decrease in the assumed discount rate would increase our recorded pension and other post-retirement benefit liabilities by approximately $99.4 million, while a one-percentage-point decrease in the expected long-term rate of return on plan assets would increase annual net benefits cost by approximately $5.6 million. To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plans’ other asset classes, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the plan, which was 6.70%.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of June 30, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Controls – There have been no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

During the quarter ended June 30, 2019, we completed our merger with Rowan (see Note 3 to our condensed consolidated financial statements for more information). We are currently integrating Rowan into our operations and internal control processes and, pursuant to the SEC’s guidance that a recently acquired business may be excluded from the scope of an assessment of internal control over financial reporting in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2019 will exclude Rowan to the extent not integrated into our control environment.

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

In April 2016, we initiated separate arbitration proceedings in the U.K. against SHI for the losses incurred in connection with the foregoing Petrobras arbitration and certain other losses relating to the DSA. In January 2018, the arbitration tribunal for the SHI matter issued an award on liability fully in our favor. The January 2018 arbitration award provides that SHI is liable to us for $10.0 million or damages that we can prove. We submitted our claim for damages to the tribunal, and the arbitral hearing on damages owed to us by SHI took place in the first quarter of 2019.

In May 2019, the arbitration tribunal for the SHI matter awarded us $180.0 million in damages. Further, we are entitled to claim interest on this award and costs incurred in connection with this matter. In June 2019, we and SHI filed separate applications with the English High Court to seek leave to appeal the damages awarded. We are awaiting the English High Court decision as to whether it will hear the appeal, which decision is expected in the fourth quarter of 2019. There can be no assurance when we will collect all or any portion of the damages awarded or any related interest or costs.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2017, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $150,000 liability related to these matters was included in accrued liabilities and other in our condensed consolidated balance sheet as of June 30, 2019.

We currently are subject to a pending administrative proceeding initiated during 2009 by a Spanish government authority seeking payment in an aggregate amount of approximately $3.0 million, for an alleged environmental spill originating from ENSCO 5006 while it was operating offshore Spain. Our customer has posted guarantees with the Spanish government to cover potential penalties. Additionally, we expect to be indemnified for any payments resulting from this incident by our customer under the terms of the drilling contract. A criminal investigation of the incident was initiated during 2010 by a prosecutor in Tarragona, Spain, and the administrative proceedings have been suspended pending the outcome of this investigation. In May 2019, we were informed that the criminal investigation has been completed. We have not received any indication from the Spanish government if or when the administrative proceedings will resume.

We intend to vigorously defend ourselves in the administrative proceeding. At this time, we are unable to predict the outcome of these matters or estimate the extent to which we may be exposed to any resulting liability. Although we do not expect final disposition of this matter to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of the proceedings.

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
Item 1A.   Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2018, as updated in our subsequent quarterly reports on Form 10-Q, which contains descriptions of significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risks previously disclosed in our on Form 10-K for the year ended December 31, 2018 and in our Form 10-Q for the quarter ended March 31, 2019.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the quarter ended June 30, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs (2)

April 1 - April 30	111,702	$16.11	—	$500,000,000
May 1 - May 31	31,589	$11.54	—	$500,000,000
June 1 - June 30	69,112	$8.62	—	$500,000,000
Total	212,403	$12.99	—

(1)
During the quarter ended June 30, 2019, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
Our shareholders approved a new repurchase program at our annual shareholder meeting held in May 2018. Subject to certain provisions under English law, including the requirement of Valaris to have sufficient distributable reserves, we may repurchase up to a maximum of $500.0 million in the aggregate from one or more financial intermediaries under the program, but in no case more than 16.3 million shares. As of June 30, 2019, no shares have been repurchased under the program. The program terminates in May 2023.

Item 6.   Exhibits

Exhibit Number	Exhibit
2.1
Transaction Agreement, dated as of October 7, 2018, by and between Ensco plc and Rowan Companies Limited (formerly named Rowan Companies plc) ("Rowan") (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2018, File No. 1-8097).

2.2
Deed of Amendment No. 1 to the Transaction Agreement, dated as of January 28, 2019, by and between Ensco plc and Rowan (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2019, File No. 1-8097).

2.3
Deed of Amendment No. 2 to the Transaction Agreement, dated as of April 4, 2019, by and between Ensco plc and Rowan (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2019. File No. 1-8097).

3.1
Articles of Association of Valaris (incorporated by reference to Annex 2 to the Registrant's Proxy Statement on Form DEF 14A filed on April 5, 2013, as adopted by Special Resolution passed on May 20, 2013, File No. 1-8097).

4.1
Indenture for Senior Debt Securities dated as of July 21, 2009, between Rowan Companies, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 of Rowan's Current Report on Form 8-K filed on July 21, 2009 (File No. 1-5491).

4.2
First Supplemental Indenture dated as of July 21, 2009, between Rowan Companies, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 of Rowan's Current Report on Form 8-K filed on July 21, 2009 (File No. 1-5491).

4.3	Form of 7.875% Senior Note due 2019, incorporated by reference to Exhibit 4.2 of Rowan's Current Report on Form 8-K filed on July 21, 2009 (File No. 1-5491).
4.4
Third Supplemental Indenture dated as of May 4, 2012, among Rowan Companies, Inc., Rowan and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.4 to Rowan's Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).

4.5
Fourth Supplemental Indenture, dated as of May 21, 2012, among Rowan Companies, Inc., Rowan and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Rowan's Current Report on Form 8-K filed on May 21, 2012, File No. 1-5491).

4.6	Form of 4.875% Senior Note due 2022, incorporated by reference to Exhibit 4.2 to Rowan's Current Report on Form 8-K filed on May 21, 2012 (File No. 1-5491).
4.7
Fifth Supplemental Indenture dated as of December 11, 2012, among Rowan Companies, Inc., Rowan and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 11, 2012 (File No. 1-5491).

4.8	Form of 5.4% Senior Note due 2042, incorporated by reference to Exhibit 4.3 to Rowan's Current Report on Form 8-K filed on December 11, 2012 (File No. 1-5491).
4.9
Sixth Supplemental Indenture dated as of January 15, 2014, among Rowan Companies, Inc., Rowan and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 15, 2014 (File No. 1-5491).

4.10	Form of 4.75% Senior Note due 2024, incorporated by reference to Exhibit 4.2 of Rowan's Current Report on Form 8-K filed on January 15, 2014 (File No. 1-5491).
4.11
Seventh Supplemental Indenture dated as of January 15, 2014, among Rowan Companies, Inc., Rowan and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on January 15, 2014 (File No. 1-5491).

4.12	Form of 5.85% Senior Note due 2044, incorporated by reference to Exhibit 4.3 of Rowan's Current Report on Form 8-K filed on January 15, 2014 (File No. 1-5491).
4.13
Eighth Supplemental Indenture dated as of December 19, 2016, among Rowan Companies, Inc., Rowan's and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 of Rowan's Current Report on Form 8-K filed on December 19, 2016 (File No. 1-5491).

4.14	Form of 7.375% Senior Note due 2025, incorporated by reference to Exhibit 4.2 of Rowan's Current Report on Form 8-K filed on December 19, 2016 (File No. 1-5491).

4.15
Ninth Supplemental Indenture, dated as of June 7, 2019, among Rowan Companies, Inc., Rowan Companies Limited, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 11, 2019, File No. 1-8097).

10.1
Rowan Asset Transfer and Contribution Agreement, dated as of November 21, 2016, between Rowan Rex Limited and Saudi Aramco Development Company (incorporated by reference to Exhibit 2.1 to Rowan US's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-5491).

10.2
Amendment No. 1 to Rowan Asset Transfer and Contribution Agreement, dated as of October 17, 2017, by and between Saudi Aramco Development Company, Rowan Rex Limited and Saudi Aramco Rowan Offshore Drilling Company (incorporated by reference to Exhibit 2.1 of Rowan US’s Current Report on Form 8-K filed on October 19, 2017, File No. 1-5491).

10.3
Shareholders’ Agreement dated 21 November 2016 (G) between Saudi Aramco Development Company and Rowan Rex Limited Relating to the Offshore Drilling Joint Venture (incorporated by reference to Exhibit 10.38 to Rowan US’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-5491).

10.4
Commitment Increase Agreement and Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 9, 2019, among Ensco plc, Pride International LLC, certain other subsidiaries of Ensco plc party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 11, 2019, File No. 1-8097).

10.5
Restoration Plan of Rowan Companies, Inc. (as amended and restated effective January 1, 2013), incorporated by reference to Exhibit 10.7 to Rowan's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-5491).

10.6
Form of Restricted Share Notice pursuant to the 2009 Rowan Companies, Inc. Incentive Plan, incorporated by reference to Exhibit 10.5 to Rowan's Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).

10.7
Form of Non-Employee Director Restricted Share Unit Notice pursuant to 2009 Rowan Companies, Inc. Incentive Plan, incorporated by reference to Exhibit 10.8 of Rowan's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 1-5491).

10.8
Forms of Restricted Share Unit Award Notice, Share Appreciation Right Award Notice and Performance Unit Award Notice pursuant to the 2009 Rowan Companies, Inc. Incentive Plan, incorporated by reference to Exhibit 10.1 to Rowan's Current Report on Form 8-K filed on March 8, 2013 (File No. 1-5491).

10.9	Retirement Policy of Rowan, effective March 6, 2013, incorporated by reference to Exhibit 10.2 to Rowan's Current Report on Form 8-K filed on March 8, 2013 (File No. 1-5491).
10.10
Form of Employee Restricted Share Unit Notice pursuant to the 2013 Rowan Companies plc Incentive Plan (effective April 26, 2013), incorporated by reference to Exhibit 10.2 to Rowan's Current Report on Form 8-K filed on April 30, 2013 (File No. 1-5491).

10.11
Form of Share Appreciation Right Notice pursuant to the 2013 Rowan Companies plc Incentive Plan (effective April 26, 2013), incorporated by reference to Exhibit 10.3 to Rowan's Current Report on Form 8-K filed on April 30, 2013 (File No. 1-5491).

10.12
Non-Employee Director Restricted Share Unit Notice pursuant to Annex 1 to the 2013 Rowan Companies plc Incentive Plan (effective April 26, 2013), incorporated by reference to Exhibit 10.5 to Rowan's Current Report on Form 8-K filed on April 30, 2013 (File No. 1-5491).

10.13
Form of Change in Control Agreement entered into with executives on or after April 25, 2014, incorporated by reference to Exhibit 10.31 to Rowan's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-5491).

10.14	Summary of the Company’s Annual Incentive Plan, incorporated by reference to Exhibit 10.34 to Rowan's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-5491).
10.15	Form of Non-Employee Director Restricted Share Award Notice, incorporated by reference to Exhibit 10.1 to Rowan's Current Report on Form 8-K filed on May 2, 2016 (File No. 1-5491).
10.16	Forms of Retention Award Notices, incorporated by reference to Exhibit 10.2 of Rowan's Current Report on Form 8-K filed on February 24, 2017 (File No. 1-5491).

10.17
Form of Share Repurchase Contract and Form of Rule 10b5-1 Repurchase Plan, incorporated by reference to Exhibits II and III, respectively, to Rowan's proxy statement filed on March 31, 2017 (File No. 1-5491).

10.18
Forms of Restricted Share Unit Award Notice and Performance Unit Award Notice, incorporated by reference to Exhibit 10.1 of Rowan's Current Report on Form 8-K file on February 24, 2017 (File No. 1-5491).

10.19	Form of non-Employee Director Non-Deferred Restricted Share Unit Notice, incorporated by reference to Exhibit 10.1 to Rowan's Current Report on Form 8-K file on May 25, 2017 (File No. 1-05491).
10.20	Form of Letter Agreement to Retention Award Agreement, incorporated by reference to Exhibit 10.1 of Rowan's Current Report on Form 8-K filed on January 30, 2018 (File No. 1-5491).
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*   Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris plc

Date:	August 1, 2019	/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ TOMMY E. DARBY
Tommy E. Darby Vice President and Controller (principal accounting officer)