Form 10-Q
period 2019-09-30
Valaris plc
filed 2019-10-31
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 23, 2019, there were 197,877,182 Class A ordinary shares of the registrant issued and outstanding.

VALARIS PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "likely," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; dividends; expected utilization, day rates, revenues, operating expenses, cash flow, contract terms, contract backlog, capital expenditures, insurance, financing and funding; expected work commitments, awards and contracts; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; future rig construction (including work in progress and completion thereof), enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effects of declines in commodity prices; performance of our joint venture with Saudi Arabian Oil Company ("Saudi Aramco"); expected divestitures of assets; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory complexity; our program to high-grade the rig fleet by investing in new equipment and divesting selected assets and underutilized rigs; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.

Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:
•our ability to successfully integrate the business, operations and employees of Rowan Companies Limited (formerly named Rowan Companies plc) ("Rowan") and the Company to realize synergies and cost savings in connection with the Rowan Transaction (as defined herein);
•changes in future levels of drilling activity and capital expenditures by our customers, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise;
•changes in worldwide rig supply and demand, competition or technology, including as a result of delivery of newbuild drilling rigs;
•downtime and other risks associated with offshore rig operations, including rig or equipment failure, damage and other unplanned repairs, the limited availability of transport vessels, hazards, self-imposed drilling limitations and other delays due to severe storms and hurricanes and the limited availability or high cost of insurance coverage for certain offshore perils, such as hurricanes in the Gulf of Mexico or associated removal of wreckage or debris;
•governmental action, terrorism, piracy, military action and political and economic uncertainties, including uncertainty or instability resulting from civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East, North Africa, West Africa or other geographic areas, which may result in expropriation, nationalization, confiscation, deprivation or destruction of our assets, suspension and/or termination of contracts based on force majeure events or adverse environmental safety events;
•risks inherent to shipyard rig construction, repair, modification or upgrades, unexpected delays in equipment delivery, engineering, design or commissioning issues following delivery, or changes in the commencement, completion or service dates;
•possible cancellation, suspension, renegotiation or termination (with or without cause) of drilling contracts as a result of general and industry-specific economic conditions, mechanical difficulties, performance or other reasons;
•our ability to enter into, and the terms of, future drilling contracts, including contracts for our newbuild units and acquired rigs, for rigs currently idled and for rigs whose contracts are expiring;

•any failure to execute definitive contracts following announcements of letters of intent, letters of award or other expected work commitments;
•the outcome of litigation, legal proceedings, investigations or other claims or contract disputes, including any inability to collect receivables or resolve significant contractual or day rate disputes, any renegotiation, nullification, cancellation or breach of contracts with customers or other parties and any failure to execute definitive contracts following announcements of letters of intent;
•governmental regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations (such as the Gulf of Mexico during hurricane season);
•new and future regulatory, legislative or permitting requirements, future lease sales, changes in laws, rules and regulations that have or may impose increased financial responsibility, additional oil spill abatement contingency plan capability requirements and other governmental actions that may result in claims of force majeure or otherwise adversely affect our existing drilling contracts, operations or financial results;
•our ability to attract and retain skilled personnel on commercially reasonable terms, whether due to labor regulations, unionization or otherwise;
•environmental or other liabilities, risks, damages or losses, whether related to storms or hurricanes (including wreckage or debris removal), collisions, groundings, blowouts, fires, explosions, other accidents, terrorism or otherwise, for which insurance coverage and contractual indemnities may be insufficient, unenforceable or otherwise unavailable;
•our ability to obtain financing, service our indebtedness, fund negative cash flow and capital expenditures and pursue other business opportunities may be limited by our debt levels, debt agreement restrictions and the credit ratings assigned to our debt by independent credit rating agencies;
•the adequacy of sources of liquidity for us and our customers;
•tax matters, including our effective tax rates, tax positions, results of audits, changes in tax laws, treaties and regulations, tax assessments and liabilities for taxes;
•our ability to realize the expected benefits of our joint venture with Saudi Aramco, including our ability to fund any required capital contributions;
•delays in contract commencement dates or the cancellation of drilling programs by operators;
•economic volatility and political, legal and tax uncertainties following the June 23, 2016, vote in the U.K. to exit from the European Union;
•the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems, including our rig operating systems;
•adverse changes in foreign currency exchange rates, including their effect on the fair value measurement of our derivative instruments; and
•potential long-lived asset impairments, including the impact of any impairment on our debt covenants.
In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report and "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2018, which is available on the U.S. Securities and Exchange Commission (the "SEC") website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Valaris plc:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Valaris plc and subsidiaries (the Company, formerly known as Ensco Rowan plc and Ensco plc) as of September 30, 2019, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2019 and 2018, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
October 31, 2019

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2019	2018
OPERATING REVENUES	$551.3	$430.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	496.5	327.1
Loss on impairment	88.2	—
Depreciation	163.0	120.6
General and administrative	36.1	25.1
Total operating expenses	783.8	472.8
EQUITY IN EARNINGS OF ARO	(3.7)	—
OPERATING LOSS	(236.2)	(41.9)
OTHER INCOME (EXPENSE)
Interest income	6.7	3.6
Interest expense, net	(113.9)	(72.2)
Other, net	147.4	(9.1)
	40.2	(77.7)
LOSS BEFORE INCOME TAXES	(196.0)	(119.6)
PROVISION FOR INCOME TAXES
Current income tax expense (benefit)	22.6	(5.7)
Deferred income tax expense (benefit)	(21.1)	29.0
	1.5	23.3
NET LOSS	(197.5)	(142.9)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	.4	(2.1)
NET LOSS ATTRIBUTABLE TO VALARIS	$(197.1)	$(145.0)
LOSS PER SHARE - BASIC AND DILUTED	$(1.00)	$(1.34)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	197.6	108.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING REVENUES	$1,541.1	$1,306.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1,329.4	996.6
Loss on impairment	90.7	—
Depreciation	445.9	356.5
General and administrative	146.9	79.1
Total operating expenses	2,012.9	1,432.2
EQUITY IN EARNINGS OF ARO	(3.1)	—
OPERATING LOSS	(474.9)	(125.8)
OTHER INCOME (EXPENSE)
Interest income	22.1	10.5
Interest expense, net	(313.2)	(213.5)
Other, net	853.4	(30.2)
	562.3	(233.2)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	87.4	(359.0)
PROVISION FOR INCOME TAXES
Current income tax expense	69.4	21.5
Deferred income tax expense (benefit)	(3.8)	44.9
	65.6	66.4
INCOME (LOSS) FROM CONTINUING OPERATIONS	21.8	(425.4)
LOSS FROM DISCONTINUED OPERATIONS, NET	—	(8.1)
NET INCOME (LOSS)	21.8	(433.5)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.8)	(2.6)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$18.0	$(436.1)
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$0.10	$(3.94)
Discontinued operations	—	(0.08)
	$0.10	$(4.02)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	165.2	108.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2019	2018
NET LOSS	$(197.5)	$(142.9)
OTHER COMPREHENSIVE LOSS, NET
Net change in derivative fair value	(5.7)	(1.9)
Reclassification of net losses on derivative instruments from other comprehensive loss into net loss	4.9	.7
Other	(.2)	(.1)
NET OTHER COMPREHENSIVE LOSS	(1.0)	(1.3)
COMPREHENSIVE LOSS	(198.5)	(144.2)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	.4	(2.1)
COMPREHENSIVE LOSS ATTRIBUTABLE TO VALARIS	$(198.1)	$(146.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
NET INCOME (LOSS)	$21.8	$(433.5)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	(7.3)	(7.6)
Reclassification of net (gains) losses on derivative instruments from other comprehensive income (loss) into net income (loss)	8.3	(2.2)
Other	(.3)	(.4)
NET OTHER COMPREHENSIVE INCOME (LOSS)	.7	(10.2)
COMPREHENSIVE INCOME (LOSS)	22.5	(443.7)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.8)	(2.6)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$18.7	$(446.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$129.5	$275.1
Short-term investments	—	329.0
Accounts receivable, net	567.0	344.7
Other current assets	487.5	360.9
Total current assets	1,184.0	1,309.7
PROPERTY AND EQUIPMENT, AT COST	18,392.9	15,517.0
Less accumulated depreciation	3,142.2	2,900.8
Property and equipment, net	15,250.7	12,616.2
LONG-TERM NOTES RECEIVABLE FROM ARO	452.9	—
INVESTMENT IN ARO	138.2	—
OTHER ASSETS	204.8	97.8
	$17,230.6	$14,023.7
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$326.4	$210.5
Accrued liabilities and other	407.7	318.0
Current maturities of long-term debt	125.5	—
Total current liabilities	859.6	528.5
LONG-TERM DEBT	6,042.3	5,010.4
OTHER LIABILITIES	798.2	396.0
COMMITMENTS AND CONTINGENCIES
VALARIS SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.40 par value, 205.8 million and 115.2 million shares issued as of September 30, 2019 and December 31, 2018	82.4	46.1
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of September 30, 2019 and December 31, 2018	.1	.1
Additional paid-in capital	8,617.5	7,225.0
Retained earnings	887.7	874.2
Accumulated other comprehensive income	18.9	18.2
Treasury shares, at cost, 7.9 million and 5.9 million shares as of September 30, 2019 and December 31, 2018	(75.2)	(72.2)
Total Valaris shareholders' equity	9,531.4	8,091.4
NONCONTROLLING INTERESTS	(0.9)	(2.6)
Total equity	9,530.5	8,088.8
	$17,230.6	$14,023.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$21.8	$(433.5)
Adjustments to reconcile net income (loss) to net cash used in operating activities of continuing operations:
Gain on bargain purchase	(659.8)	(1.8)
Depreciation expense	445.9	356.5
(Gain) loss on extinguishment of debt	(194.1)	19.0
Loss on impairment	90.7	—
Share-based compensation expense	28.7	21.6
Amortization, net	(18.1)	(30.7)
Contributions to pension plans	(8.0)	—
Deferred income tax expense (benefit)	(3.8)	44.9
Equity in earnings of ARO	3.1	—
Loss from discontinued operations, net	—	8.1
Other	13.4	(5.3)
Changes in operating assets and liabilities	(147.3)	(61.0)
Net cash used in operating activities of continuing operations	(427.5)	(82.2)
INVESTING ACTIVITIES
Rowan cash acquired	931.9	—
Maturities of short-term investments	474.0	675.0
Additions to property and equipment	(174.2)	(378.7)
Purchases of short-term investments	(145.0)	(669.0)
Other	4.9	10.0
Net cash provided by (used in) investing activities of continuing operations	1,091.6	(362.7)
FINANCING ACTIVITIES
Reduction of long-term borrowings	(928.1)	(771.2)
Borrowings on credit facility	175.0	—
Repayments of credit facility borrowings	(34.4)	—
Debt solicitation fees	(9.4)	—
Cash dividends paid	(4.5)	(13.4)
Proceeds from issuance of senior notes	—	1,000.0
Debt issuance costs	—	(17.0)
Other	(7.7)	(4.7)
Net cash provided by (used in) financing activities	(809.1)	193.7
Net cash provided by discontinued operations	—	2.5
Effect of exchange rate changes on cash and cash equivalents	(.6)	(.7)
DECREASE IN CASH AND CASH EQUIVALENTS	(145.6)	(249.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	275.1	445.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$129.5	$196.0
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

The financial data for the quarters ended September 30, 2019 and 2018 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the quarter ended September 30, 2019 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2019. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

New Accounting Pronouncements

Recently adopted accounting standards

Derivatives and Hedging - In August 2017, the Financial Accounting Standards Board (the "FASB") issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("Update 2017-12"), which makes more hedging strategies eligible for hedge accounting, amends presentation and disclosure requirements and changes how companies assess effectiveness, including the elimination of separate measurement and recognition of ineffectiveness on designated hedging instruments. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We adopted Update 2017-12 effective January 1, 2019. As a result, beginning on the effective date, we will no longer separately measure and recognize ineffectiveness on our designated cash flow hedges. Update 2017-02 requires a modified retrospective adoption approach whereby amounts previously recorded to earnings for hedge ineffectiveness on hedging relationships that exist as of the adoption date are recorded as a cumulative effect adjustment to opening retained earnings. As of our adoption date, we had no amounts previously recorded for ineffectiveness for hedging relationships that existed as of our adoption date and therefore no cumulative effect adjustment to retained earnings was recorded.

Leases - During 2016, the FASB issued Update 2016-02, Leases (Topic 842) ("Update 2016-02"), which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. During our evaluation of Update 2016-02, we concluded that our drilling contracts contain a lease component. In July 2018, the FASB issued Accounting Standard Update 2018-11, Leases (Topic 842), Targeted Improvements, which (1) provided for a new transition method whereby entities could elect to adopt the Update using a prospective with cumulative catch-up approach (the "effective date method") and (2) provided lessors with a practical expedient, by class of underlying asset, to not separate lease and non-lease components and account for the combined component under Topic 606 when the non-lease component is the predominant element of the combined component. The lessor practical expedient is limited to circumstances in which the lease, if accounted for separately, would be classified as an operating lease under Topic 842. We adopted Update 2016-02, effective January 1, 2019, using the effective date method.

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

With respect to leases whereby we are the lessee, we elected several practical expedients afforded under Topic 842. We elected the package of practical expedients permitted under the transition guidance of Topic 842, including the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. We also elected the practical expedient to not separate lease components from non-lease components for all asset classes, with the exception of office space. Furthermore, we also elected the practical expedient that permits entities not to apply the recognition requirements for leases with a term of 12 months or less. Upon adoption of Update 2016-02 on January 1, 2019, we recognized lease liabilities and right-of-use assets of $64.6 million and $53.7 million, respectively. See Note 14 for additional information.

Recently issued accounting standards

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

Credit Losses - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Update 2016-13"), which requires companies to measure credit losses of financial instruments, including customer accounts receivable, utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Update 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently in the process of evaluating the impact this amendment will have on our condensed consolidated financial statements.

Note 2 -  Revenue from Contracts with Customers

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

The amount estimated for variable consideration is only recognized as revenue to the extent that it is probable that a significant reversal will not occur during the contract term. We have applied the optional exemption afforded in Update 2014-09 and have not disclosed the variable consideration related to our estimated future day rate revenues. The remaining duration of our drilling contracts based on those in place as of September 30, 2019 was between approximately one month and three years.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	September 30, 2019	December 31, 2018
Current contract assets	$10.7	$4.0
Current contract liabilities (deferred revenue)	$24.6	$56.9
Noncurrent contract liabilities (deferred revenue)	$11.7	$20.5

Significant changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2018	$4.0	$77.4
Contract assets acquired and liabilities assumed in the Rowan Transaction	8.4	5.3
Revenue recognized in advance of right to bill customer	0.3	—
Increase due to cash received	—	29.4
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(52.1)
Decrease due to amortization of deferred revenue that was added during the period	—	(23.7)
Decrease due to transfer to receivables during the period	(2.0)	—
Balance as of September 30, 2019	$10.7	$36.3

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparation are attributable to our future performance obligation under each respective drilling contract. Such costs are deferred and amortized on a straight-line basis over the contract term. Demobilization costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred. Deferred contract costs were included in other current assets and other assets on our condensed consolidated balance sheets and totaled $22.2 million and $23.5 million as of September 30, 2019 and December 31, 2018, respectively. During the three-month and nine-month periods ended September 30, 2019, amortization of such costs totaled $12.6 million and $33.7 million, respectively. During the three-month and nine-month periods ended September 30, 2018, amortization of such costs totaled $10.1 million and $26.0 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in other current assets and other assets on our condensed consolidated balance sheets and totaled $10.5 million and $13.6 million as of September 30, 2019 and December 31, 2018, respectively. During the three-month and nine-month periods ended September 30, 2019, amortization of such costs totaled $2.5 million and $8.1 million, respectively. During the three-month and nine-month periods ended September 30, 2018, amortization of such costs totaled $3.3 million and $9.6 million, respectively.

Expected Future Amortization of Contract Liabilities and Deferred Costs

Our contract liabilities and deferred costs are amortized on a straight-line basis over the contract term or corresponding certification period to operating revenues and contract drilling expense, respectively. Expected future amortization of our contract liabilities and deferred costs recorded as of September 30, 2019 is set forth in the table below (in millions):

	Remaining 2019	2020	2021	2022 and Thereafter	Total
Amortization of contract liabilities	$12.1	$12.9	$7.2	$4.1	$36.3
Amortization of deferred costs	$12.1	$15.9	$3.3	$1.4	$32.7

Note 3 -  Rowan Transaction

On October 7, 2018, we entered into a transaction agreement (the "Transaction Agreement") with Rowan. On April 11, 2019 (the "Transaction Date"), we completed our combination with Rowan pursuant to the Transaction Agreement (the "Rowan Transaction"). Rowan's financial results are included in our consolidated results beginning on the Transaction Date.

Prior to the Rowan Transaction, Rowan and Saudi Aramco formed a 50/50 joint venture to own, manage and operate drilling rigs offshore Saudi Arabia ("Saudi Aramco Rowan Offshore Drilling Company" or "ARO"). ARO currently owns a fleet of seven jackup rigs, leases another nine jackup rigs from us (one of which is expected to commence drilling operations during the fourth quarter of 2019) and has plans to purchase up to 20 newbuild jackup rigs over an approximate 10 year period. See Note 4 for additional information on ARO.

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

Assets Acquired and Liabilities Assumed

Under GAAP, Valaris is considered to be the acquirer for accounting purposes. As a result, Rowan's assets acquired and liabilities assumed in the Rowan Transaction were recorded at their estimated fair values as of the Transaction Date under the acquisition method of accounting. When the fair value of the net assets acquired exceeds the consideration transferred in an acquisition, the difference is recorded as a bargain purchase gain in the period in which the transaction occurs. We have not finalized the fair values of assets acquired and liabilities assumed; therefore, the fair value estimates set forth below are subject to adjustment during a one-year measurement period subsequent to the Transaction Date. The estimated fair values of certain assets and liabilities including materials and supplies, long-lived assets, contingencies and unrecognized tax benefits require judgments and assumptions that increase the likelihood that adjustments may be made to these estimates during the measurement period, and those adjustments could be material.

The provisional amounts for assets acquired and liabilities assumed are based on preliminary estimates of their fair values as of the Transaction Date and are as follows (in millions):

	Amounts Recognized as of Merger Date	Measurement Period Adjustments(1)	Estimated Fair Value
Assets:
Cash and cash equivalents	$931.9	$—	$931.9
Accounts receivable(2)	207.1	(2.6)	204.5
Other current assets	101.6	—	101.6
Long-term notes receivable from ARO	454.5	—	454.5
Investment in ARO	138.8	2.5	141.3
Property and equipment	2,989.8	(14.2)	2,975.6
Other assets	41.7	(1.8)	39.9
Liabilities:
Accounts payable and accrued liabilities	259.4	(0.3)	259.1
Current portion of long-term debt	203.2	—	203.2
Long-term debt	1,910.9	—	1,910.9
Other liabilities	376.3	37.2	413.5
Net assets acquired	2,115.6	(53.0)	2,062.6
Less: Merger consideration	(1,402.8)	—	(1,402.8)
Estimated bargain purchase gain	$712.8	$(53.0)	$659.8

(1)The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities, primarily related to long-lived assets, deferred income taxes and uncertain tax positions. The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the Transaction Date and did not result from subsequent intervening events. These adjustments resulted in a $53.0 million decrease to the bargain purchase gain within current period earnings, which is included in other, net, in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2019.

(2)Gross contractual amounts receivable totaled $208.3 million as of the Transaction Date.

Bargain Purchase Gain

The estimated fair values assigned to assets acquired net of liabilities assumed exceeded the consideration transferred, resulting in a bargain purchase gain primarily driven by the decline in our share price from $33.92 to $15.88 between the last trading day prior to the announcement of the Rowan Transaction and the Transaction Date.

Transaction-Related Costs

Transaction-related costs were expensed as incurred and consisted of various advisory, legal, accounting, valuation and other professional or consulting fees totaling $0.2 million and $18.0 million for the three-month and nine-month periods ended September 30, 2019. These costs were included in general and administrative expense in our condensed consolidated statements of operations.

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

Equity Method Investment in ARO

The equity method investment in ARO was recorded at its estimated fair value as of the Transaction Date. See Note 4 for additional information on ARO. We estimated the fair value of the equity investment primarily by applying an income approach, using projected discounted cash flows of the underlying assets, a risk-adjusted discount rate and an estimated effective income tax rate.

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

Operating revenues were reduced by $1.3 million and $2.4 million for net asset amortization during the three-month and nine-month periods ended September 30, 2019, respectively. The remaining balance of intangible assets and liabilities of $13.3 million and $1.6 million, respectively, was included in other assets and other liabilities, respectively, on our condensed consolidated balance sheet as of September 30, 2019. These balances will be amortized to operating revenues over the respective remaining contract terms on a straight-line basis. As of September 30, 2019, the remaining terms of the underlying contracts is approximately 2.3 years. Amortization of these intangibles is expected to result in a reduction to revenue of $1.3 million, $5.1 million and $5.3 million in 2019, 2020 and 2021, respectively.

Long-term Debt

We recorded Rowan's long-term debt at its estimated fair value as of the Transaction Date, which were based on quoted market prices for Rowan's publicly traded debt as of April 10, 2019.

Deferred Taxes

The Rowan Transaction was executed through the acquisition of Rowan's outstanding ordinary shares and, therefore, the historical tax bases of the acquired assets and assumed liabilities, net operating losses and other tax attributes of Rowan, were assumed as of the Transaction Date.  However, adjustments were recorded to recognize deferred tax assets and liabilities for the tax effects of differences between acquisition date fair values and tax bases of assets acquired and liabilities assumed. Additionally, the interaction of our and Rowan's tax attributes that impacted the deferred taxes of the combined entity were also recognized as part of acquisition accounting. As of the Transaction Date, a decrease of $100.0 million to Rowan's historical net deferred tax assets was recognized.

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

During 2019, we received income tax assessments from Luxembourg tax authorities related to certain filing positions taken by Rowan for several of Rowan’s Luxembourg subsidiaries in prior years totaling approximately €142.0 million (approximately $155.0 million converted using the current period-end exchange rates). During the second quarter, we recognized liabilities of €47.0 million (approximately $51.0 million converted using the current period-end exchange rates) in connection with the Luxembourg assessments, which reflected the amount of the Rowan filing positions that we concluded, on a preliminary basis, we would not more-likely-than-not sustain. During the third quarter, as a result of our continued review and analysis of facts and circumstances that existed at the Transaction Date, we recognized additional liabilities of €46.0 million (approximately $50.0 million converted using the current period-end exchange rates) as measurement period adjustments.

As a result, the amount recognized on our condensed consolidated balance sheet related to the Luxembourg income tax assessments totaled €93.0 million (approximately $101.0 million converted using the current period-end exchange rates) as of September 30, 2019. Our ongoing evaluation of the relevant facts and circumstances surrounding these positions may result in further revisions to this estimate, which could be material.

Revenue and Earnings of Rowan

Our condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2019 included revenues of $138.9 million and $286.2 million and net losses of $31.2 million and $95.1 million for the three-month and nine-month periods ended September 30, 2019, respectively.

Unaudited Pro Forma Impact of the Rowan Transaction

The following unaudited supplemental pro forma results present consolidated information as if the Rowan Transaction was completed on January 1, 2018. The pro forma results include, among others, (1) the amortization associated with acquired intangible assets and liabilities (2) a reduction in depreciation expense for adjustments to property and equipment (3) the amortization of premiums and discounts recorded on Rowan's debt (4) removal of the historical amortization of unrealized gains and losses related to Rowan's pension plans and (5) the amortization of basis differences in assets and liabilities of ARO. The pro forma results do not include any potential synergies or non-recurring charges that may result directly from the Rowan Transaction.

(in millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019(1)	2018	2019(1)	2018
Revenues	$552.0	$624.0	$1,729.5	$1,952.0
Net loss	$(151.1)	$(250.0)	$(795.2)	$(607.1)
Loss per share - basic and diluted	$(0.53)	$(1.27)	$(3.14)	$(3.09)
(1)Pro forma net loss and loss per share were adjusted to exclude an aggregate of $16.0 million and $85.4 million of transaction-related and integration costs incurred for the three-month and nine-month periods ended September 30, 2019, respectively. Additionally, pro forma net loss and loss per share exclude the measurement period adjustments and estimated gain on bargain purchase of $53.0 million and $659.8 million recognized during the three-month and nine-month periods ended September 30, 2019, respectively.
Note 4 -  Equity Method Investment in ARO
Background

During 2016, Rowan and Saudi Aramco entered into an agreement to create a 50/50 joint venture (the "Shareholders' Agreement") to own, manage and operate offshore drilling rigs in Saudi Arabia. The new entity, ARO, was formed in May 2017 with each of Rowan and Saudi Aramco contributing $25 million to be used for working capital needs.
In October 2017, Rowan sold rigs Bob Keller, J.P. Bussell and Gilbert Rowe to ARO and Saudi Aramco sold SAR 201 and related assets to ARO in each case for cash. Upon completion of the rig sales, ARO was deemed to have commenced operations. Saudi Aramco subsequently sold another rig, SAR 202, to ARO in December 2017 for cash and in October 2018, Rowan sold two additional jackup rigs, the Scooter Yeargain and the Hank Boswell, to ARO for cash. As a result of these rig sales, ARO owned seven jackup rigs as of the Transaction Date.

During 2017 and 2018, Rowan contributed cash to ARO in exchange for 10-year shareholder notes receivable at a stated interest rate of LIBOR plus two percent. As of September 30, 2019, the carrying amount of the long-term notes receivable from ARO was $452.9 million. The Shareholders’ Agreement prohibits the sale or transfer of the shareholder note to a third party, except in certain limited circumstances.

Rigs purchased by ARO will receive contracts from Saudi Aramco for an aggregate 15 years, renewed and re-priced every three years, provided that the rigs meet the technical and operational requirements of Saudi Aramco. Each of the seven rigs owned by ARO is currently operating under its initial three-year contract.

Additionally, prior to the Rowan Transaction, Rowan entered into agreements with ARO to lease nine rigs to ARO (the "Lease Agreements"). The rigs are leased to ARO through bareboat charter arrangements whereby substantially all operating costs are incurred by ARO. All nine leased rigs are under three-year drilling contracts with Saudi Aramco. As of September 30, 2019, eight of the rigs were operating under their contracts and the remaining rig, VALARIS JU-148, is expected to commence operations during the fourth quarter of 2019.

Rowan and Saudi Aramco have agreed to take all steps necessary to ensure that ARO purchases 20 newbuild jackup rigs ratably over an approximate 10 year period. The partners intend for the newbuild jackup rigs to be financed out of available cash from ARO's operations and/or funds available from third-party debt financing. In the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion to fund the newbuild program. Each partner's commitment shall be reduced by the actual cost of each newbuild rig, on a proportionate basis. The partners agreed that Saudi Aramco as a customer will provide drilling contracts to ARO in connection with the acquisition of the newbuild rigs. The initial contracts provided by Saudi Aramco for each of the newbuild rigs will be for an eight-year term. The day rate for the initial contracts for each newbuild rig will be determined using a pricing mechanism that targets a defined payback period for construction costs on an EBITDA basis. The initial eight-year contracts will be followed by a minimum of another eight years of term, re-priced in three-year intervals based on a market pricing mechanism.

Upon establishment of ARO, Rowan also entered into (1) an agreement to provide certain back-office services for a period of time until ARO develops its own infrastructure (the "Transition Services Agreement"), and (2) an agreement to provide certain Rowan employees through secondment arrangements to assist with various onshore and offshore services for the benefit of ARO (the "Secondment Agreement"). These agreements remain in place subsequent to the Rowan Transaction. Pursuant to these agreements, we or our seconded employees provide various services to ARO, and in return, ARO provides remuneration for those services. From time to time, we may also sell equipment or supplies to ARO.

The operating revenues of ARO presented below reflect revenues earned under drilling contracts with Saudi Aramco for the seven ARO-owned jackup rigs and the rigs leased from us that operated during the three-month period ended September 30, 2019 and for the period from the Transaction Date through September 30, 2019, respectively.

The contract drilling expenses, depreciation and general and administrative expenses presented below are also for the three-month period ended September 30, 2019 and the period from the Transaction Date through September 30, 2019, respectively. Contract drilling expense is inclusive of the bareboat charter fees for the rigs leased from us. Cost incurred under the Secondment Agreement are included in both contract drilling expense and general and administrative, depending on the function to which the seconded employee's service relates. Substantially all costs incurred under the Transition Services Agreement are included in general and administrative. See additional discussion below regarding these related-party transactions.

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

Summarized Financial Information

Summarized financial information for ARO is as follows (in millions):

	Three Months Ended September 30, 2019	April 11 - September 30, 2019
Revenues	$138.4	$262.2
Operating expenses
Contract drilling (exclusive of depreciation)	92.7	171.7
Depreciation	14.6	26.9
General and administrative	8.8	13.9
Operating income	22.3	49.7
Other expense, net	9.9	18.8
Provision for income taxes	2.2	3.8
Net income	$10.2	$27.1

September 30, 2019
Current assets	$452.8
Non-current assets	887.1
Total assets	$1,339.9

Current liabilities	$232.4
Non-current liabilities	1,021.7
Total liabilities	$1,254.1

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

	Three Months Ended September 30, 2019	April 11 - September 30, 2019
50% interest in ARO net income	$5.1	$13.6
Amortization of basis differences	(8.8)	(16.7)
Equity in earnings of ARO	$(3.7)	$(3.1)

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements, Transition Services Agreement and Secondment Agreement are as follows (in millions):

	Three Months Ended September 30, 2019	April 11 - September 30, 2019
Lease revenue	$19.9	$37.0
Secondment revenue	17.9	33.5
Transition Services revenue	5.0	10.2
Total revenue from ARO (1)	$42.8	$80.7
(1)All of the revenues presented above are included in our Other segment in our segment disclosures. See Note 15 for additional information.
Amounts receivable from ARO related to the above items totaled $40.6 million as of September 30, 2019 and are included in accounts receivable, net, on our condensed consolidated balance sheet. Accounts payable to ARO totaled $3.0 million as of September 30, 2019.
We also have an agreement between us and ARO, pursuant to which ARO will reimburse us for certain capital expenditures related to the shipyard upgrade projects for VALARIS JU-147 and VALARIS JU-148. As of September 30, 2019, $14.3 million related to reimbursement of these expenditures is included in accounts receivable, net, on our condensed consolidated balance sheet.
During 2017 and 2018, Rowan contributed cash to ARO in exchange for 10-year shareholder notes receivable at a stated interest rate of LIBOR plus two percent that mature in 2027 and 2028. Interest is recognized as interest income in our condensed consolidated statement of operations and totaled $5.8 million and $10.9 million for the three-month period ended September 30, 2019 and for the period from the Transaction Date through September 30, 2019, respectively. As of September 30, 2019, we had interest receivable from ARO of $17.3 million, which is included in other current assets on our condensed consolidated balance sheet.

The following table summarizes the maturity schedule of our notes receivable from ARO as of September 30, 2019 (in millions):

Maturity Date	Principal Amount
October 2027	$275.2
October 2028	177.7
Total	$452.9

Maximum Exposure to Loss

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

September 30, 2019
Total assets	$663.3
Less: total liabilities	3.0
Maximum exposure to loss	$660.3

Note 5 -  Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2019
Supplemental executive retirement plan assets	$25.1	$—	$—	$25.1
Total financial assets	$25.1	$—	$—	$25.1
Derivatives, net	$—	$(7.9)	$—	$(7.9)
Total financial liabilities	$—	$(7.9)	$—	$(7.9)

As of December 31, 2018
Supplemental executive retirement plan assets	$27.2	$—	$—	$27.2
Total financial assets	$27.2	$—	$—	$27.2
Derivatives, net	$—	$(10.7)	$—	$(10.7)
Total financial liabilities	$—	$(10.7)	$—	$(10.7)

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

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.875% Senior notes due 2020	$125.5	$121.3	$127.5	$121.6
4.70% Senior notes due 2021	113.1	98.7	112.7	101.8
4.875% Senior notes due 2022(2)	597.1	474.9	—	—
3.00% Exchangeable senior notes due 2024(1)	691.0	573.4	666.8	575.5
4.50% Senior notes due 2024	301.9	170.5	619.8	405.2
4.75% Senior notes due 2024(2)	274.3	197.9	—	—
8.00% Senior notes due 2024	296.0	195.4	337.0	273.7
7.375% Senior notes due 2025(2)	328.1	214.1	—	—
5.20% Senior notes due 2025	331.6	180.3	664.4	443.9
7.75% Senior notes due 2026	986.6	541.9	985.0	725.5
7.20% Debentures due 2027	111.6	70.5	149.3	109.1
7.875% Senior notes due 2040	373.7	155.3	375.0	223.2
5.40% Senior notes due 2042(2)	262.3	192.2	—	—
5.75% Senior notes due 2044	973.7	434.0	972.9	566.3
5.85% Senior notes due 2044(2)	268.4	197.1	—	—
Amounts borrowed under credit facility(3)	132.9	140.6	—	—
Total debt	$6,167.8	$3,958.1	$5,010.4	$3,545.8
Less: current maturities	125.5	121.3	—	—
Total long-term debt	$6,042.3	$3,836.8	$5,010.4	$3,545.8
(1)Our exchangeable senior notes due 2024 (the "2024 Convertible Notes") were issued with a conversion feature. The 2024 Convertible Notes were separated into their liability and equity components on our condensed consolidated balance sheet. The equity component was initially recorded to additional paid-in capital and as a debt discount that will be amortized to interest expense over the life of the instrument. Excluding the unamortized discount, the carrying value of the 2024 Convertible Notes was $838.0 million and $836.3 million as of September 30, 2019 and December 31, 2018, respectively.

(2)These senior notes were assumed by Valaris as a result of the Rowan Transaction.

(3)Total outstanding borrowings under our credit facility are $140.6 million and are recorded net of $7.7 million of unamortized deferred financing cost on our condensed consolidated balance sheet.

The estimated fair values of our senior notes and debentures were determined using quoted market prices, which are level 1 inputs.
The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of September 30, 2019 and December 31, 2018. Our short-term investments consisted of time deposits with initial maturities in excess of three months but less than one year as of December 31, 2018.

Note 6 -  Pension and Other Post-retirement Benefits

Prior to the Rowan Transaction, Rowan established various defined-benefit pension plans and a post-retirement health and life insurance plan that provide benefits upon retirement for certain full-time employees. The defined-benefit pension plans include: (1) the Rowan Pension Plan; (2) the Rowan SERP; (3) the Norway Onshore Plan; and (4) the Norway Offshore Plan. The Retiree Medical Plan provides post-retirement health and life insurance benefits.
As a result of the Rowan Transaction, we assumed these plans, which were remeasured as of the Transaction Date. Each of the plans has a benefit obligation that exceeds the fair value of plan assets. As of the Transaction Date, the net projected benefit obligations totaled $239.3 million, of which $19.2 million was classified as current. The current and non-current portions of the net benefit obligations are included in accrued liabilities and other and other liabilities in our condensed consolidated balance sheet, respectively. The most significant of the assumed plans is the Rowan Pension Plan, which had a net projected benefit obligation of $202.1 million. Prior to the Transaction Date, Rowan amended the Rowan Pension Plan to freeze the plan as to any future benefit accruals. As a result, eligible employees no longer receive pay credits in the pension plan and newly hired employees will not be eligible to participate in the pension plan.
 The components of net periodic pension cost were as follows (in millions):

	Three Months Ended September 30, 2019	April 11 to September 30, 2019
Service cost (1)	$0.5	$1.0
Interest cost (2)	7.7	13.9
Expected return on plan assets (2)	(9.4)	(17.6)
Net periodic pension cost	$(1.2)	$(2.7)
(1)Included in contract drilling and general and administrative expense in our condensed consolidated statements of operations.

(2)Included in other, net, in our condensed consolidated statements of operations.

From the Transaction Date through September 30, 2019, we contributed $8.0 million to our pension and other post-retirement benefit plans and expect to make additional contributions to such plans totaling approximately $6.6 million for the remainder of 2019, which represent the minimum contributions we are required to make under relevant statutes. We do not expect to make contributions in excess of the minimum required amounts.
Note 7 -  Derivative Instruments

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

All of our derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Net liabilities of $7.9 million and $10.7 million associated with our derivatives were included on our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.  All of our derivative instruments mature during the next 18 months.  See Note 5 for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$—	$.2	$7.0	$8.3
Foreign currency forward contracts - non-current(2)	—	—	.4	.4
	$—	$.2	$7.4	$8.7

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$.3	$.4	$.8	$2.6
Total	$.3	$.6	$8.2	$11.3

(1)Derivative assets and liabilities that have maturity dates equal to or less than twelve months from the respective balance sheet date were included in other current assets and accrued liabilities and other, respectively, on our condensed consolidated balance sheets.

(2)Derivative assets and liabilities that have maturity dates greater than twelve months from the respective balance sheet date were included in other assets and other liabilities, respectively, on our condensed consolidated balance sheets.

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of September 30, 2019, we had cash flow hedges outstanding to exchange an aggregate $212.6 million for various foreign currencies, including $116.7 million for British pounds, $44.6 million for Australian dollars, $18.2 million for euros, $9.5 million for Singapore dollars, $16.5 million for Norwegian krone and $7.1 million for Brazilian reals.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive income (loss) were as follows (in millions):

Three Months Ended September 30, 2019 and 2018

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) ("OCI") (Effective Portion)		(Gain) Loss Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2019	2018	2019	2018	2019	2018
Interest rate lock contracts(3)	$—	$—	$1.7	$(.1)	$—	$—
Foreign currency forward contracts(4)	(5.7)	(1.9)	3.2	(.6)	—	(.3)
Total	$(5.7)	$(1.9)	$4.9	$(.7)	$—	$(.3)

Nine Months Ended September 30, 2019 and 2018

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) ("OCI") (Effective Portion)		(Gain) Loss Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2019	2018	2019	2018	2019	2018
Interest rate lock contracts(3)	$—	$—	$1.8	$(.2)	$—	$—
Foreign currency forward contracts(5)	(7.3)	(7.6)	6.5	2.4	—	(1.5)
Total	$(7.3)	$(7.6)	$8.3	$2.2	$—	$(1.5)

(1)Changes in the fair value of cash flow hedge derivatives are recorded in AOCI.  Amounts recorded in AOCI associated with cash flow hedges are subsequently reclassified into contract drilling, depreciation or interest expense as earnings are affected by the underlying hedged forecasted transaction.

(2)Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other, net, in our condensed consolidated statements of operations. As a result of our adoption of Update 2017-12 on January 1, 2019, ineffectiveness is no longer separately measured and recognized. See additional information in Note 1.

(3)Losses on interest rate lock derivatives reclassified from AOCI into income (effective portion) were included in interest expense, net, in our condensed consolidated statements of operations.

(4)During the three-month period ended September 30, 2019, $3.4 million of losses were reclassified from AOCI into contract drilling expense and $0.2 million of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the three-month period ended September 30, 2018, $0.8 million of losses were reclassified from AOCI into contract drilling expense and $0.2 million of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

(5)During the nine-month period ended September 30, 2019, $7.1 million of losses were reclassified from AOCI into contract drilling expense and $0.6 million of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the nine-month period ended September 30, 2018, $1.8 million of gains were reclassified from AOCI into contract drilling expense and $0.6 million of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2019, we held derivatives not designated as hedging instruments to exchange an aggregate $27.1 million for various foreign currencies, including $7.8 million for British pounds, $9.6 million for Nigerian Naira, $6.6 million for Israeli New Shekel and $3.1 million for Mexican pesos.

Net losses of $2.3 million and net gains of $2.2 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the three-month periods ended September 30, 2019 and 2018, respectively. Net losses of $7.6 million and net gains of $9.7 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the nine-month periods ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the estimated amount of net losses associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $5.0 million.

Note 8 -  Property and Equipment

Property and equipment as of September 30, 2019 and December 31, 2018 consisted of the following, at cost (in millions):

	September 30, 2019	December 31, 2018
Drilling rigs and equipment	$17,615.1	$14,542.5
Work-in-progress	574.6	779.2
Other	203.2	195.3
	$18,392.9	$15,517.0

Impairment of Long-Lived Assets

On a quarterly basis, we evaluate the carrying value of our property and equipment to identify events or changes in circumstances that indicate the carrying value may not be recoverable.

During the third quarter of 2019, we decided to retire VALARIS 5006, which was reclassified to held-for-sale. We recognized a pre-tax, non-cash impairment charge of $88.2 million, which represents the difference between the carrying value of the rig and related assets and their estimated fair values, less selling costs.

Note 9 -  Earnings (Loss) Per Share

We compute basic and diluted earnings (loss) per share in accordance with the two-class method. Net income (loss) attributable to Valaris used in our computations of basic and diluted earnings (loss) per share is adjusted to exclude net income allocated to non-vested shares granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted income (loss) is calculated using the treasury stock method and excludes non-vested shares.

During the three-month and nine-month periods ended September 30, 2019 and 2018, all income attributable to noncontrolling interests was from continuing operations. The following table is a reconciliation of income (loss) from continuing operations attributable to Valaris shares used in our basic and diluted earnings (loss) per share computations for the three-month and nine-month periods ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (loss) from continuing operations attributable to Valaris	$(197.1)	$(145.0)	$18.0	$(436.1)
Income from continuing operations allocated to non-vested share awards(1)	—	(.2)	(.6)	(.4)
Income (loss) from continuing operations attributable to Valaris shares	$(197.1)	$(145.2)	$17.4	$(436.5)

(1)  Losses are not allocated to non-vested share awards. Therefore, in periods in which we were in a net loss position, only dividends attributable to our non-vested share awards are included.

Anti-dilutive share awards totaling 0.4 million and 0.3 million were excluded from the computation of diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2019, respectively. Anti-dilutive share awards totaling 1.6 million and 1.7 million were excluded from the computation of diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2018.

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

During each reporting period that our average share price exceeds the exchange price, an assumed number of shares required to settle the conversion obligation in excess of the principal amount will be included in our denominator for the computation of diluted earnings (loss) per share using the treasury stock method. Our average share price did not exceed the exchange price during the three-month or nine-month periods ended September 30, 2019 and 2018.

Note 10 -  Debt
Rowan Transaction
As a result of the Rowan Transaction, we assumed the following debt from Rowan: (1) $201.4 million in aggregate principal amount of 7.875% unsecured senior notes due 2019, which was repaid at maturity in August 2019, (2) $620.8 million in aggregate principal amount of 4.875% unsecured senior notes due 2022, (3) $398.1 million in aggregate principal amount of 4.75% unsecured senior notes due 2024, (4) $500.0 million in aggregate principal amount of 7.375% unsecured senior notes due 2025, (5) $400.0 million in aggregate principal amount of 5.4% unsecured senior notes due 2042 and (6) $400.0 million in aggregate principal amount of 5.85% unsecured senior notes due 2044. Upon closing of the Rowan Transaction, we terminated Rowan's outstanding credit facilities.

Effective upon closing of the Rowan Transaction, we amended our credit facility to, among other changes, increase the borrowing capacity. Previously, our borrowing capacity was $2.0 billion through September 2019, $1.3 billion through September 2020 and $1.2 billion through September 2022. Subsequent to the amendment, our borrowing capacity was $2.3 billion through September 2019 and $1.6 billion through September 2022. The credit agreement governing the credit facility includes an accordion feature allowing us to increase future commitments up to an aggregate amount not to exceed $250.0 million.

Revolving Credit Facility

As of September 30, 2019, we had $140.6 million outstanding under our credit facility and no amounts outstanding as of December 31, 2018.

Tender Offers

On June 25, 2019, we commenced cash tender offers for certain series of senior notes issued by us and Ensco International Incorporated and Rowan Companies, Inc., our wholly-owned subsidiaries. The tender offers expired on July 23, 2019, and we repurchased $951.8 million aggregate principal amount of notes.

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

(1)Excludes accrued interest paid to holders of the repurchased senior notes.

During the third quarter of 2019, we recognized a pre-tax gain from debt extinguishment of $194.1 million related to the tender offers, net of discounts, premiums and transaction costs.

Note 11 -  Shareholders' Equity

Activity in our various shareholders' equity accounts for the nine-month periods ended September 30, 2019 and 2018 were as follows (in millions, except per share amounts):

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2018	115.2	$46.2	$7,225.0	$874.2	$18.2	$(72.2)	$(2.6)
Net loss	—	—	—	(190.4)	—	—	2.4
Dividends paid ($0.04 per share)	—	—	—	(4.5)	—	—	—
Shares issued under share-based compensation plans, net	—	—	(.1)	—	—	.1	—
Repurchase of shares	—	—	—	—	—	(2.8)	—
Share-based compensation cost	—	—	5.3	—	—	—	—
Net other comprehensive income	—	—	—	—	1.5	—	—
BALANCE, March 31, 2019	115.2	$46.2	$7,230.2	$679.3	$19.7	$(74.9)	$(0.2)
Net income	—	—	—	405.5	—	—	1.8
Equity issuance in connection with the Rowan Transaction	88.0	35.2	1,365.5	—	—	2.1	—
Shares issued under share-based compensation plans, net	2.6	1.1	(1.1)	—	—	(.8)	—
Repurchase of shares	—	—	—	—	—	(1.4)	—
Share-based compensation cost	—	—	13.8	—	—	—	—
Net other comprehensive income	—	—	—	—	.2	—	—
BALANCE, June 30, 2019	205.8	$82.5	$8,608.4	$1,084.8	$19.9	$(75.0)	$1.6
Net loss	—	—	—	(197.1)	—	—	(.4)
Equity issuance costs	—	—	(.6)	—	—	—	—
Repurchase of shares	—	—	—	—	—	(.2)	—
Share-based compensation cost	—	—	9.7	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.1)
Net other comprehensive loss	—	—	—	—	(1.0)	—	—
BALANCE, September 30, 2019	205.8	$82.5	$8,617.5	$887.7	$18.9	$(75.2)	$(0.9)

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2017	111.8	$44.8	$7,195.0	$1,532.7	$28.6	$(69.0)	$(2.1)
Net loss	—	—	—	(140.1)	—	—	(.4)
Dividends paid ($0.04 per share)	—	—	—	(4.4)	—	—	—
Cumulative-effect due to ASU 2018-02	—	—	—	(.8)	.8	—	—
Shares issued under share-based compensation plans, net	—	—	(.1)	—	—	.1	—
Repurchase of shares	—	—	—	—	—	(1.1)	—
Share-based compensation cost	—	—	7.5	—	—	—	—
Net other comprehensive loss	—	—	—	—	(.4)	—	—
BALANCE, March 31, 2018	111.8	$44.8	$7,202.4	$1,387.4	$29.0	$(70.0)	$(2.5)
Net loss	—	—	—	(151.0)	—	—	.9
Dividends paid ($0.04 per share)	—	—	—	(4.4)	—	—	—
Shares issued under share-based compensation plans, net	3.4	1.4	(.4)	—	—	(1.4)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(.7)
Repurchase of shares	—	—	—	—	—	(.6)	—
Share-based compensation cost	—	—	7.5	—	—	—	—
Net other comprehensive loss	—	—	—	—	(8.5)	—	—
BALANCE, June 30, 2018	115.2	$46.2	$7,209.5	$1,232.0	$20.5	$(72.0)	$(2.3)
Net loss	—	—	—	(145.0)	—	—	2.1
Dividends paid ($0.04 per share)	—	—	—	(4.5)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.0)
Repurchase of shares	—	—	(.1)	—	—	(.1)	—
Share-based compensation cost	—	—	7.2	—	—	—	—
Net other comprehensive loss	—	—	—	—	(1.3)	—	—
BALANCE, September 30, 2018	115.2	$46.2	$7,216.6	$1,082.5	$19.2	$(72.1)	$(2.2)
In connection with the Rowan Transaction on April 11, 2019, we issued 88.3 million Class A ordinary shares with an aggregate value of $1.4 billion. See Note 3 for additional information.

On April 11, 2019, we completed our combination with Rowan and effected the Reverse Stock Split. All share and per-share amounts in these condensed consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split.

Note 12 -  Income Taxes

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

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three-month and nine-month periods ended September 30, 2019 and 2018. We used a discrete effective tax rate method to calculate income taxes for the three-month and nine-month periods ended September 30, 2019 and 2018. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax benefit for the three-month period ended September 30, 2019 was $18.4 million and was primarily attributable to restructuring transactions, the impairment of a drilling rig, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and other resolutions of prior year tax matters, partially offset by discrete tax expense resulting from gains on the repurchase of debt. Discrete income tax benefit for the three-month period ended September 30, 2018 was $7.9 million and was primarily attributable to an election under U.S. Treasury Regulations not to apply U.S. 2017 operating losses to deemed repatriated income, which provided for utilization of foreign tax credits that were subject to valuation allowance, and U.S. tax reform, partially offset by discrete tax expense related to the settlement of arbitration proceedings, rig sales and unrecognized tax benefits associated with tax positions taken in prior years. Excluding the aforementioned discrete tax items, income tax expense for the three-month periods ended September 30, 2019 and 2018 was $19.9 million and $31.2 million, respectively.

Discrete income tax benefit for the nine-month period ended September 30, 2019 was $19.0 million and was primarily attributable to restructuring transactions, the impairment of a drilling rig, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and other resolutions of prior year tax matters, partially offset by discrete tax expense resulting from gains on the repurchase of debt. Discrete income tax benefit for the nine-month period ended September 30, 2018 was $19.1 million and was primarily attributable to an election under U.S. Treasury Regulations not to apply U.S. 2017 operating losses to deemed repatriated income, which provided for utilization of foreign tax credits that were subject to valuation allowance, U.S. tax reform and a restructuring transaction, partially offset by discrete tax expense related to the settlement of arbitration proceedings, repurchase and redemption of senior notes, unrecognized tax benefits associated with tax positions taken in prior years and rig sales. Excluding the aforementioned discrete tax items, income tax expense for the nine-month periods ended September 30, 2019 and 2018 was $84.6 million and $85.5 million, respectively.

Recent Tax Assessments

During 2019, the Luxembourg tax authorities issued aggregate tax assessments totaling approximately €142.0 million (approximately $155.0 million converted using the current period-end exchange rates) related to tax years 2014, 2015 and 2016 for several of Rowan’s Luxembourg subsidiaries, which assessments accrue interest at the rate of 7.2% per annum. Although we are vigorously contesting these assessments, we have recorded an estimated liability for uncertain tax positions taken during these years as part of our acquisition accounting for the Rowan Transaction totaling €93.0 million (approximately $101.0 million converted using the current period-end exchange rates), which could change materially as we complete our evaluation of the filing positions. See Note 3 for additional information.  Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, an unfavorable outcome could result in a material adverse effect on our financial position, operating results and cash flows.

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101 million (approximately $68 million converted using the current period-end exchange rate) plus interest related to the examination of certain of our tax returns for years 2011 through 2016. During the third quarter of 2019, we made a A$42 million payment (approximately $29 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment, partially mitigating potential interest on any ultimate assessment outcomes. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

Other Matters

During the three-month period ended September 30, 2019, we completed certain restructuring transactions that generated substantial U.S capital gains and losses. At September 30, 2019, we have recognized a deferred tax asset of $988 million associated with the net capital loss arising from these transactions. Based on our current assessment, this deferred tax asset is subject to a full valuation allowance because we more-likely-than-not will be unable to realize a future benefit from it.
Note 13 -  Contingencies

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

Indonesian Well-Control Event

In July 2019, a well being drilled offshore Indonesia by one of our jackup rigs experienced a well-control event requiring the cessation of drilling activities. The operator could seek to terminate the contract under certain circumstances. If this drilling contract were to be terminated for cause, it would result in an approximate $14 million decrease in our backlog as of September 30, 2019.

Indonesian authorities have initiated a preliminary investigation into the event and have contacted the customer, us and other parties involved in drilling the well for additional information. We are cooperating with the Indonesian authorities. We cannot predict the scope or ultimate outcome of this preliminary investigation or whether the Indonesian authorities will open a full investigation into our involvement in this matter. If the Indonesian authorities determine that we violated local laws in connection with this matter, we could be subject to penalties including environmental or other liabilities, which may have a material adverse impact on us.

Middle East Dispute

On July 30, 2019, we received notice that a local partner of legacy Ensco plc in the Middle East filed a lawsuit in the U.K. against the Company alleging it induced the breach of a non-compete provision in an agreement between the local partner and a subsidiary of the Company.  The lawsuit includes a claim for an unspecified amount of damages in excess of £100 million and other relief.  We strongly disagree and intend to vigorously defend against the lawsuit.  We do not have sufficient information at this time to provide a reasonable estimate of potential liability, if any. As a result, there can be no assurance as to how this dispute will ultimately be resolved.

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

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of September 30, 2019 totaled $90.0 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of September 30, 2019, we had not been required to make collateral deposits with respect to these agreements.

Note 14 -  Leases

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

The components of lease expense are as follows (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Long-term operating lease cost	$8.3	$21.5
Short-term operating lease cost	1.3	5.6
Sublease income	(.7)	(1.7)
Total operating lease cost	$8.9	$25.4

Supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

September 30, 2019
Operating lease right-of-use assets(1)	$64.9

Current lease liability(1)	$23.4
Long-term lease liability(1)	53.5
Total operating lease liabilities	$76.9

Weighted-average remaining lease term (in years)	5.1

Weighted-average discount rate (2)	8.18%

(1)The right-of-use assets include $12.2 million assumed in the Rowan Transaction. The current and long-term lease liabilities include $3.9 million and $10.6 million, respectively, assumed in the Rowan Transaction.

(2)Represents our estimated incremental borrowing cost on a secured basis for similar terms as the underlying leases.

For the three-month and nine-month periods ended September 30, 2019, cash paid for amounts included in the measurement of our operating lease liabilities was $7.5 million and $21.1 million, respectively. Right-of-use assets and lease liabilities recorded for leases commencing during the quarter ended September 30, 2019 totaled $1.4 million, primarily related to the commencement of an operating lease for certain office space in the U.K.

Maturities of lease liabilities as of September 30, 2019 were as follows (in millions):

Year Ending December 31,	Total
2019 (excluding the nine months ended September 30, 2019)	$8.4
2020	24.2
2021	17.6
2022	12.0
2023	10.4
Thereafter	22.2
Total lease payments	$94.8
Less imputed interest	17.9
Total	$76.9

Note 15 -  Segment Information

Prior to the Rowan Transaction, our business consisted of three operating segments: (1) Floaters, which included our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consisted only of our management services provided on rigs owned by third-parties. Our Floaters and Jackups segments were also reportable segments.

As a result of the Rowan Transaction, we concluded that we would maintain the aforementioned segment structure while adding ARO as a reportable segment for the new combined company. We also concluded that the activities associated with our arrangements with ARO, consisting of our Transition Services Agreement, Lease Agreements and Secondment Agreement, do not constitute reportable segments and are therefore included within Other in the following segment disclosures. Substantially all of the expenses incurred associated with our Transition Services Agreement are included in general and administrative under "Reconciling Items" in the table set forth below.
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
Segment information for the three-month and nine-month periods ended September 30, 2019 and 2018 is presented below (in millions):

Three Months Ended September 30, 2019

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$269.8	$217.8	$138.4	$63.7	$(138.4)	$551.3
Operating expenses
Contract drilling (exclusive of depreciation)	250.3	213.5	92.7	32.7	(92.7)	496.5
Loss on impairment	88.2	—	—	—	—	88.2
Depreciation	98.1	59.0	14.6	—	(8.7)	163.0
General and administrative	—	—	8.8	—	27.3	36.1
Equity in earnings of ARO	—	—	—	—	(3.7)	(3.7)
Operating income (loss)	$(166.8)	$(54.7)	$22.3	$31.0	$(68.0)	$(236.2)
Property and equipment, net	$10,187.5	$5,022.0	$652.5	$—	$(611.3)	$15,250.7

Three Months Ended September 30, 2018

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$241.8	$173.3	$—	$15.8	$—	$430.9
Operating expenses
Contract drilling (exclusive of depreciation)	175.6	136.4	—	15.1	—	327.1
Depreciation	77.8	39.3	—	—	3.5	120.6
General and administrative	—	—	—	—	25.1	25.1
Operating income (loss)	$(11.6)	$(2.4)	$—	$0.7	$(28.6)	$(41.9)
Property and equipment, net	$9,501.7	$3,190.2	$—	$—	$39.7	$12,731.6

Nine Months Ended September 30, 2019

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$798.1	$604.0	$262.2	$139.0	$(262.2)	$1,541.1
Operating expenses
Contract drilling (exclusive of depreciation)	681.3	561.1	171.7	87.0	(171.7)	1,329.4
Loss on impairment	88.2		—	—	2.5	90.7
Depreciation	281.3	151.4	26.9	—	(13.7)	445.9
General and administrative	—	—	13.9	—	133.0	146.9
Equity in earnings of ARO	—	—	—	—	(3.1)	(3.1)
Operating income (loss)	$(252.7)	$(108.5)	$49.7	$52.0	$(215.4)	$(474.9)
Property and equipment, net	$10,187.5	$5,022.0	$652.5	$—	$(611.3)	$15,250.7

Nine Months Ended September 30, 2018

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$785.7	$475.4	$—	$45.3	$—	$1,306.4
Operating expenses
Contract drilling (exclusive of depreciation)	564.4	390.1	—	42.1	—	996.6
Depreciation	233.9	112.3	—	—	10.3	356.5
General and administrative	—	—	—	—	79.1	79.1
Operating income (loss)	$(12.6)	$(27.0)	$—	$3.2	$(89.4)	(125.8)
Property and equipment, net	$9,501.7	$3,190.2	$—	$—	$39.7	12,731.6

Information about Geographic Areas

As of September 30, 2019, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other (1)	Total Valaris	ARO
North & South America	11	8	—	19	—
Europe & Mediterranean	6	15	—	21	—
Middle East & Africa	5	13	9	27	7
Asia & Pacific Rim	3	7	—	10	—
Asia & Pacific Rim (under construction)	2	—	—	2	—
Held for Sale	1	1	—	2	—
Total	28	44	9	81	7

(1)The rigs included in the "Other" segment represent the nine rigs leased to ARO. See Note 4 for additional information.

Note 16 -  Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Trade	$518.7	$301.7
Other	56.1	46.4
	574.8	348.1
Allowance for doubtful accounts	(7.8)	(3.4)
	$567.0	$344.7

Other current assets consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Materials and supplies	$347.1	$268.1
Prepaid taxes	59.2	35.0
Deferred costs	25.2	23.5
Prepaid expenses	17.3	15.2
Assets held-for-sale	8.9	—
Other	29.8	19.1
	$487.5	$360.9

Other assets consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Right-of-use assets	$64.9	$—
Deferred tax assets	42.7	29.4
Tax receivables	36.6	8.4
Supplemental executive retirement plan assets	25.1	27.2
Intangible assets	13.4	2.5
Deferred costs	10.5	21.5
Other	11.6	8.8
	$204.8	$97.8

Accrued liabilities and other consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Personnel costs	$117.9	$82.5
Accrued interest	99.0	100.6
Income and other taxes payable	65.3	36.9
Pension and other post-retirement benefits	34.1	—
Deferred revenue	24.6	56.9
Lease liabilities	23.4	—
Derivative liabilities	7.8	10.9
Accrued rig holding costs	7.2	14.3
Other	28.4	15.9
	$407.7	$318.0

Other liabilities consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Unrecognized tax benefits (inclusive of interest and penalties)	$313.5	$177.0
Pension and other post-retirement benefits	194.5	—
Deferred tax liabilities	88.4	70.7
Lease liabilities	53.5	—
Intangible liabilities	52.7	53.5
Supplemental executive retirement plan liabilities	25.6	28.1
Personnel costs	21.0	25.1
Deferred revenue	11.7	20.5
Deferred rent	—	11.7
Other	37.3	9.4
	$798.2	$396.0

Accumulated other comprehensive income consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Derivative instruments	$13.6	$12.6
Currency translation adjustment	7.0	7.3
Other	(1.7)	(1.7)
	$18.9	$18.2

Concentration of Risk

We are exposed to credit risk related to our receivables from customers, our cash and cash equivalents and our use of derivatives in connection with the management of foreign currency exchange rate risk. We mitigate our credit risk relating to receivables from customers, which consist primarily of major international, government-owned and independent oil and gas companies, by performing ongoing credit evaluations. We also maintain reserves for potential credit losses, which generally have been within our expectations. We mitigate our credit risk relating to cash and cash equivalents by focusing on diversification and quality of instruments. Cash equivalents consist of a portfolio of high-grade instruments. Custody of cash and cash equivalents is maintained at several well-capitalized financial institutions, and we monitor the financial condition of those financial institutions.

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

Consolidated revenues by customer for the three-month and nine-month periods ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Saudi Aramco(1)	16%	11%	12%	10%
Total(2)	15%	14%	15%	14%
BP(3)	10%	5%	8%	7%
INPEX(4)	7%	10%	7%	7%
Other	52%	60%	58%	62%
	84%	89%	88%	90%

(1)During the three-month and nine-month periods ended September 30, 2019 and 2018, all revenues were attributable to our Jackups segment.

(2)During the three-month and nine-month periods ended September 30, 2019, 90% and 93% of revenues provided by Total were attributable to the Floaters segment and the remainder was attributable to the Jackup segments. During the three-month and nine-month periods ended September 30, 2018, all revenues were attributable to the Floaters segment.

(3)During the three-month period ended September 30, 2019, 43% of the revenues provided by BP were attributable to our Jackups segment, 17% of the revenues were attributable to our Floaters segment and the remaining was attributable to our Other segment. During the three-month period ended September 30, 2018, 27% of the revenues provided by BP were attributable to our Jackups segment and the remainder was attributable to our Other segment.

During the nine-month period ended September 30, 2019, 41% of the revenues provided by BP were attributable to our Jackups segment, 16% of the revenues were attributable to our Floaters segment and the remainder was attributable to our Other segment. During the nine-month period ended September 30, 2018, 33% of the revenues provided by BP were attributable to our Floaters segment, 18% of the revenues were attributable to our Jackups segment and the remainder was attributable to our Other segment.

(4)During the three-month and nine-month periods ended September 30, 2019 and 2018, all revenues were attributable to our Floaters segment.

Consolidated revenues by region for the three-month and nine-month periods ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Saudi Arabia(1)	$90.3	$49.0	$226.9	$131.8
U.S. Gulf of Mexico(2)	83.1	59.3	231.2	172.4
Angola(3)	72.1	76.2	210.8	209.5
United Kingdom(4)	59.6	55.4	157.2	155.7
Australia(5)	51.6	75.1	189.0	207.7
Other	194.6	115.9	526.0	429.3
	$551.3	$430.9	$1,541.1	$1,306.4

(1)During the three-month and nine-month periods ended September 30, 2019, 58% and 69% of the revenues earned in Saudi Arabia were attributable to our Jackups segment, respectively. The remaining revenues were attributable to our Other segment and related to our rigs leased to ARO and certain revenues related to our Transition Services Agreement and Secondment Agreement. During the three-month and nine-month periods ended September 30, 2018, all revenues earned in Saudi Arabia were attributable to our Jackups segment.

(2)During the three-month period ended September 30, 2019, 52% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 22% were attributable to our Jackups segment and the remaining revenues were attributable to our Other segment. During the three-month period ended September 30, 2018, 35% of the revenues earned in U.S. Gulf of Mexico were attributable to our Floaters segment, 39% were attributable to our Jackups segment and the remaining revenues were attributable to our Other segment.

During the nine-month period ended September 30, 2019, 40% of revenues in the U.S. Gulf of Mexico were attributable to our Floaters segment, 35% were attributable to our Jackups segment and the remaining revenues were attributable to our Other segment. During the nine-month period ended September 30, 2018, 36% of the revenues in the U.S. Gulf of Mexico were attributable to our Floaters segment, 38% were attributable to our Jackups segment and the remaining revenues were attributable to our Other segment.

(3)During the three-month periods ended September 30, 2019 and 2018, 86% and 82% of the revenues earned in Angola were attributable to our Floaters segment, respectively, and the remaining revenues were attributable to our Jackups segment. During the nine-month periods ended September 30, 2019 and 2018, 87% of the revenues earned in Angola were attributable to our Floaters segment and the remaining revenues were attributable to our Jackups segment.

(4)During the three-month and nine-month periods ended September 30, 2019 and 2018, all revenues earned in the United Kingdom were attributable to our Jackups segment.

(5)During the three-month periods ended September 30, 2019 and 2018, 99% and 87% of the revenues earned in Australia, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment. During the nine-month periods ended September 30, 2019 and 2018, 95% and 94% of the revenues earned in Australia were attributable to our Floaters segment, respectively, and the remaining revenues were attributable to our Jackups segment.

Note 17 -  Guarantee of Registered Securities

In connection with the Pride International LLC ("Pride") acquisition, Valaris and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004, between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Valaris of Pride’s 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $422.8 million as of September 30, 2019. The Valaris guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Valaris is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by Ensco International Incorporated during 1997, which had an aggregate outstanding principal balance of $112.1 million as of September 30, 2019.

Pride and Ensco International Incorporated are 100% owned subsidiaries of Valaris. All guarantees are unsecured obligations of Valaris ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of operations for the three-month and nine-month periods ended September 30, 2019 and 2018; the unaudited condensed consolidating statements of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2019 and 2018; the condensed consolidating balance sheets as of September 30, 2019 (unaudited) and December 31, 2018; and the unaudited condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, in accordance with Rule 3-10 of Regulation S-X.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2019
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$15.7	$53.0	$—	$588.8	$(106.2)	$551.3
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	19.3	45.3	—	538.1	(106.2)	496.5
Loss on impairment	—	—	—	88.2	—	88.2
Depreciation	—	7.7	—	155.3	—	163.0
General and administrative	9.7	.1	—	26.3	—	36.1
Total operating expenses	29.0	53.1	—	807.9	(106.2)	783.8
EQUITY IN EARNINGS OF ARO	—	—	—	(3.7)	—	(3.7)
OPERATING LOSS	(13.3)	(.1)	—	(222.8)	—	(236.2)
OTHER INCOME (EXPENSE), NET	94.7	(5.6)	(20.2)	(33.0)	4.3	40.2
INCOME (LOSS) BEFORE INCOME TAXES	81.4	(5.7)	(20.2)	(255.8)	4.3	(196.0)
INCOME TAX PROVISION	—	(18.4)	—	19.9	—	1.5
EQUITY LOSSES IN AFFILIATES, NET OF TAX	(278.5)	(40.2)	(68.0)	—	386.7	—
NET LOSS	(197.1)	(27.5)	(88.2)	(275.7)	391.0	(197.5)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	.4	—	.4
NET LOSS ATTRIBUTABLE TO VALARIS	$(197.1)	$(27.5)	$(88.2)	$(275.3)	$391.0	$(197.1)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2018
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$12.1	$40.7	$—	$459.2	$(81.1)	$430.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	15.2	36.4	—	356.6	(81.1)	327.1
Depreciation	—	3.6	—	117.0	—	120.6
General and administrative	10.5	1.9	—	12.7	—	25.1
OPERATING LOSS	(13.6)	(1.2)	—	(27.1)	—	(41.9)
OTHER EXPENSE, NET	(.6)	(32.6)	(19.5)	(29.0)	4.0	(77.7)
LOSS BEFORE INCOME TAXES	(14.2)	(33.8)	(19.5)	(56.1)	4.0	(119.6)
INCOME TAX PROVISION	—	9.5	—	13.8	—	23.3
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(130.8)	28.2	23.1	—	79.5	—
NET INCOME (LOSS)	(145.0)	(15.1)	3.6	(69.9)	83.5	(142.9)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.1)	—	(2.1)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(145.0)	$(15.1)	$3.6	$(72.0)	$83.5	$(145.0)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2019
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$47.0	$128.6	$—	$1,627.1	$(261.6)	$1,541.1
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	49.3	112.8	—	1,428.9	(261.6)	1,329.4
Loss on impairment	—	—	—	90.7	—	90.7
Depreciation	—	15.4	—	430.5	—	445.9
General and administrative	71.0	.3	—	75.6	—	146.9
Total operating expenses	120.3	128.5	—	2,025.7	(261.6)	2,012.9
EQUITY IN EARNINGS OF ARO	—	—	—	(3.1)	—	(3.1)
OPERATING INCOME (LOSS)	(73.3)	0.1	—	(401.7)	—	(474.9)
OTHER INCOME (EXPENSE), NET	773.5	(36.6)	(61.0)	(126.3)	12.7	562.3
INCOME (LOSS) BEFORE INCOME TAXES	700.2	(36.5)	(61.0)	(528.0)	12.7	87.4
INCOME TAX PROVISION	—	10.6	—	55.0	—	65.6
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(682.2)	35.1	(14.9)	—	662.0	—
NET INCOME (LOSS)	18.0	(12.0)	(75.9)	(583.0)	674.7	21.8
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.8)	—	(3.8)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$18.0	$(12.0)	$(75.9)	$(586.8)	$674.7	$18.0

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2018
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$36.7	$120.8	$—	$1,387.0	$(238.1)	$1,306.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	41.6	109.2	—	1,083.9	(238.1)	996.6
Depreciation	—	10.6	—	345.9	—	356.5
General and administrative	31.0	2.2	—	45.9	—	79.1
OPERATING LOSS	(35.9)	(1.2)	—	(88.7)	—	(125.8)
OTHER INCOME (EXPENSE), NET	(0.1)	(101.1)	(69.5)	(85.9)	23.4	(233.2)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(36.0)	(102.3)	(69.5)	(174.6)	23.4	(359.0)
INCOME TAX PROVISION	—	32.4	—	34.0	—	66.4
DISCONTINUED OPERATIONS, NET	—	—	—	(8.1)	—	(8.1)
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(400.1)	77.7	69.1	—	253.3	—
NET LOSS	(436.1)	(57.0)	(0.4)	(216.7)	276.7	(433.5)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.6)	—	(2.6)
NET LOSS ATTRIBUTABLE TO VALARIS	$(436.1)	$(57.0)	$(.4)	$(219.3)	$276.7	$(436.1)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended September 30, 2019
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
NET LOSS	$(197.1)	$(27.5)	$(88.2)	$(275.7)	$391.0	$(197.5)
OTHER COMPREHENSIVE LOSS, NET
Net change in derivative fair value	—	(5.7)	—	—	—	(5.7)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	4.9	—	—	—	4.9
Other	—	—	—	(.2)	—	(.2)
NET OTHER COMPREHENSIVE LOSS	—	(.8)	—	(.2)	—	(1.0)
COMPREHENSIVE LOSS	(197.1)	(28.3)	(88.2)	(275.9)	391.0	(198.5)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	.4	—	.4
COMPREHENSIVE LOSS ATTRIBUTABLE TO VALARIS	$(197.1)	$(28.3)	$(88.2)	$(275.5)	$391.0	$(198.1)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2018
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
NET INCOME (LOSS)	$(145.0)	$(15.1)	$3.6	$(69.9)	$83.5	$(142.9)
OTHER COMPREHENSIVE LOSS, NET
Net change in derivative fair value	—	(1.9)	—	—	—	(1.9)
Reclassification of net gains on derivative instruments from other comprehensive income into net loss	—	.7	—	—	—	.7
Other	—	—	—	(.1)	—	(.1)
NET OTHER COMPREHENSIVE LOSS	—	(1.2)	—	(.1)	—	(1.3)
COMPREHENSIVE INCOME (LOSS)	(145.0)	(16.3)	3.6	(70.0)	83.5	(144.2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.1)	—	(2.1)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(145.0)	$(16.3)	$3.6	$(72.1)	$83.5	$(146.3)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2019
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
NET INCOME (LOSS)	$18.0	$(12.0)	$(75.9)	$(583.0)	$674.7	$21.8
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	—	(7.3)	—	—	—	(7.3)
Reclassification of net gains on derivative instruments from other comprehensive income (loss) to net income (loss)	—	8.3	—	—	—	8.3
Other	—	—	—	(.3)	—	(.3)
NET OTHER COMPREHENSIVE INCOME (LOSS)	—	1.0	—	(.3)	—	.7
COMPREHENSIVE INCOME (LOSS)	18.0	(11.0)	(75.9)	(583.3)	674.7	22.5
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.8)	—	(3.8)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$18.0	$(11.0)	$(75.9)	$(587.1)	$674.7	$18.7

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
Nine Months Ended September 30, 2018
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
NET LOSS	$(436.1)	$(57.0)	$(.4)	$(216.7)	$276.7	$(433.5)
OTHER COMPREHENSIVE LOSS, NET
Net change in derivative fair value	—	(7.6)	—	—	—	(7.6)
Reclassification of net gains on derivative instruments from other comprehensive loss into net loss	—	(2.2)	—	—	—	(2.2)
Other	—	—	—	(.4)	—	(.4)
NET OTHER COMPREHENSIVE LOSS	—	(9.8)	—	(.4)	—	(10.2)
COMPREHENSIVE LOSS	(436.1)	(66.8)	(.4)	(217.1)	276.7	(443.7)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.6)	—	(2.6)
COMPREHENSIVE LOSS ATTRIBUTABLE TO VALARIS	$(436.1)	$(66.8)	$(.4)	$(219.7)	$276.7	$(446.3)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2019
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72.5	$—	$—	$57.0	$—	$129.5
Short-term investments	—	—	—	—	—	—
Accounts receivable, net	2.0	25.4	—	539.6	—	567.0
Accounts receivable from affiliates	3,282.0	372.2	2.0	280.5	(3,936.7)	—
Other	—	8.9	—	478.6	—	487.5
Total current assets	3,356.5	406.5	2.0	1,355.7	(3,936.7)	1,184.0
PROPERTY AND EQUIPMENT, AT COST	1.8	123.2	—	18,267.9	—	18,392.9
Less accumulated depreciation	1.8	82.8	—	3,057.6	—	3,142.2
Property and equipment, net	—	40.4	—	15,210.3	—	15,250.7
LONG-TERM NOTES RECEIVABLE FROM ARO	—	—	—	452.9	—	452.9
INVESTMENT IN ARO	—	—	—	138.2	—	138.2
DUE FROM AFFILIATES	1,100.0	—	38.9	2,590.3	(3,729.2)	—
INVESTMENTS IN AFFILIATES	9,934.2	776.1	1,184.9	—	(11,895.2)	—
OTHER ASSETS	1.5	—	—	203.3	—	204.8
	$14,392.2	$1,223.0	$1,225.8	$19,950.7	$(19,561.1)	$17,230.6
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$81.6	$22.1	$4.7	$625.7	$—	$734.1
Accounts payable to affiliates	213.7	112.9	796.8	2,813.3	(3,936.7)	—
Current maturities of long-term debt	—	—	125.5	—	—	125.5
Total current liabilities	295.3	135.0	927.0	3,439.0	(3,936.7)	859.6
DUE TO AFFILIATES	1,454.3	542.4	593.6	1,138.9	(3,729.2)	—
LONG-TERM DEBT	3,122.7	111.7	373.6	2,434.3	—	6,042.3
OTHER LIABILITIES	(10.6)	56.0	—	752.8	—	798.2
VALARIS SHAREHOLDERS' EQUITY (DEFICIT)	9,530.5	377.9	(668.4)	12,186.6	(11,895.2)	9,531.4
NONCONTROLLING INTERESTS	—	—	—	(.9)	—	(.9)
Total equity (deficit)	9,530.5	377.9	(668.4)	12,185.7	(11,895.2)	9,530.5
	$14,392.2	$1,223.0	$1,225.8	$19,950.7	$(19,561.1)	$17,230.6

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2018
(In millions)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$199.8	$—	$2.7	$72.6	$—	$275.1
Short-term investments	329.0	—	—	—	—	329.0
Accounts receivable, net	7.3	25.4	—	312.0	—	344.7
Accounts receivable from affiliates	1,861.2	171.4	—	131.7	(2,164.3)	—
Other	.6	6.0	—	354.3	—	360.9
Total current assets	2,397.9	202.8	2.7	870.6	(2,164.3)	1,309.7
PROPERTY AND EQUIPMENT, AT COST	1.8	125.2	—	15,390.0	—	15,517.0
Less accumulated depreciation	1.8	91.3	—	2,807.7	—	2,900.8
Property and equipment, net	—	33.9	—	12,582.3	—	12,616.2
DUE FROM AFFILIATES	2,413.8	234.5	125.0	2,715.1	(5,488.4)	—
INVESTMENTS IN AFFILIATES	8,522.6	3,713.7	1,199.9	—	(13,436.2)	—
OTHER ASSETS	8.1	—	—	89.7	—	97.8
	$13,342.4	$4,184.9	$1,327.6	$16,257.7	$(21,088.9)	$14,023.7
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$85.3	$32.0	$12.7	$398.5	$—	$528.5
Accounts payable to affiliates	59.7	139.5	38.2	1,926.9	(2,164.3)	—
Total current liabilities	145.0	171.5	50.9	2,325.4	(2,164.3)	528.5
DUE TO AFFILIATES	1,432.0	1,226.9	1,366.5	1,463.0	(5,488.4)	—
LONG-TERM DEBT	3,676.5	149.3	502.6	682.0	—	5,010.4
OTHER LIABILITIES	0.1	64.3	—	331.6	—	396.0
VALARIS SHAREHOLDERS' EQUITY (DEFICIT)	8,088.8	2,572.9	(592.4)	11,458.3	(13,436.2)	8,091.4
NONCONTROLLING INTERESTS	—	—	—	(2.6)	—	(2.6)
Total equity (deficit)	8,088.8	2,572.9	(592.4)	11,455.7	(13,436.2)	8,088.8
	$13,342.4	$4,184.9	$1,327.6	$16,257.7	$(21,088.9)	$14,023.7

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2019 (In millions) (Unaudited)
	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash used in operating activities of continuing operations	$(125.2)	$(82.3)	$(98.0)	$(122.0)	$—	$(427.5)
INVESTING ACTIVITIES
Rowan cash acquired	—	—	—	931.9	—	931.9
Maturities of short-term investments	474.0	—	—	—	—	474.0
Purchases of short-term investments	(145.0)	—	—	—	—	(145.0)
Additions to property and equipment	—	—	—	(174.2)	—	(174.2)
Other	—	—	—	4.9	—	4.9
Net cash provided by investing activities of continuing operations	329.0	—	—	762.6	—	1,091.6
FINANCING ACTIVITIES
Reduction of long-term borrowings	(536.6)	(30.4)	—	(361.1)	—	(928.1)
Cash dividends paid	(4.5)	—	—	—	—	(4.5)
Borrowings on credit facility	175.0	—	—	—	—	175.0
Repayments of credit facility borrowings	(34.4)	—	—	—	—	(34.4)
Debt solicitation fee	—	—	—	(9.4)	—	(9.4)
Other	(5.3)	—	—	(2.4)	—	(7.7)
Advances from (to) affiliates	74.7	112.7	95.3	(282.7)	—	—
Net cash provided by (used in) financing activities	(331.1)	82.3	95.3	(655.6)	—	(809.1)
Net cash provided by discontinued operations	—	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.6)		(.6)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(127.3)	—	(2.7)	(15.6)	—	(145.6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199.8	—	2.7	72.6	—	275.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$72.5	$—	$—	$57.0	$—	$129.5

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2018 (In millions) (Unaudited)
	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities of continuing operations	$19.7	$(257.2)	$(85.1)	$240.4	$—	$(82.2)
INVESTING ACTIVITIES
Maturities of short-term investments	675.0	—	—	—	—	675.0
Purchases of short-term investments	(669.0)	—	—	—	—	(669.0)
Additions to property and equipment	—	—	—	(378.7)	—	(378.7)
Sale of affiliate debt	479.0	—	—	—	(479.0)	—
Purchase of affiliate debt	(552.5)	—	—	—	552.5	—
Other	—	—	—	10.0	—	10.0
Net cash used in investing activities of continuing operations	(67.5)	—	—	(368.7)	73.5	(362.7)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,000.0	—	—	—	—	1,000.0
Reduction of long-term borrowings	(159.9)	—	(537.8)	—	(73.5)	(771.2)
Cash dividends paid	(13.4)	—	—	—	—	(13.4)
Debt issuance costs	(17.0)	—	—	—	—	(17.0)
Advances from affiliates	(798.5)	257.2	603.2	(61.9)	—	—
Other	(1.9)	—	—	(2.8)	—	(4.7)
Net cash provided by (used in) financing activities	9.3	257.2	65.4	(64.7)	(73.5)	193.7
Net cash provided by discontinued operations	—	—	—	2.5	—	2.5
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.7)	—	(.7)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(38.5)	—	(19.7)	(191.2)	—	(249.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	185.2	—	25.6	234.6	—	445.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$146.7	$—	$5.9	$43.4	$—	$196.0

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2019 and for the three-month and nine-month periods ended September 30, 2019 and 2018 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2018. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry. Exclusive of two rigs under construction and two rigs marked for retirement and classified as held-for-sale, we currently own and operate an offshore drilling rig fleet of 77 rigs, with drilling operations in almost every major offshore market across six continents. Inclusive of rigs under construction, our rig fleet includes 16 drillships, nine dynamically positioned semisubmersible rigs, two moored semisubmersible rigs and 52 jackup rigs, nine of which are leased to our 50/50 joint venture with Saudi Aramco. We operate the world's largest fleet amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

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

Prior to the Rowan Transaction, Rowan and Saudi Aramco formed a 50/50 joint venture to own, manage and operate drilling rigs offshore Saudi Arabia ("Saudi Aramco Rowan Offshore Drilling Company" or "ARO"). ARO currently owns a fleet of seven jackup rigs, leases another nine jackup rigs from us and has plans to purchase up to 20 newbuild jackup rigs over an approximate 10 year period. The rigs we lease to ARO are done so through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. All nine jackup rigs leased to ARO are under three-year contracts with Saudi Aramco (one of which is expected to commence drilling operations during the fourth quarter of 2019). All seven ARO-owned jackup rigs are under long-term contracts with Saudi Aramco.

Additionally, as a result of the Rowan Transaction, we assumed the following debt from Rowan: (1) $201.4 million in aggregate principal amount of 7.875% unsecured senior notes due 2019, which was repaid at maturity in August 2019, (2) $620.8 million in aggregate principal amount of 4.875% unsecured senior notes due 2022, (3) $398.1 million in aggregate principal amount of 4.75% unsecured senior notes due 2024, (4) $500.0 million in aggregate principal amount of 7.375% unsecured senior notes due 2025, (5) $400.0 million in aggregate principal amount of 5.4% unsecured senior notes due 2042 and (6) $400.0 million in aggregate principal amount of 5.85%

unsecured senior notes due 2044. Upon closing of the Rowan Transaction, we terminated Rowan's outstanding credit facilities.

The Rowan Transaction is expected to enhance the market leadership of the combined company with a fleet of high-specification floaters and jackups and position us well to meet increasing and evolving customer demand. The increased scale, diversification and financial strength of the combined company will provide us advantages to better serve our customers. Exclusive of two older jackup rigs marked for retirement, Rowan’s offshore rig fleet at the Transaction Date consisted of four ultra-deepwater drillships and 19 jackup rigs.

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

Our Industry

Oil prices have increased from the decade lows reached during 2016, with Brent crude averaging nearly $55 per barrel in 2017 and more than $70 per barrel through most of 2018, leading to signs of a gradual recovery in demand for offshore drilling services. However, macroeconomic and geopolitical headwinds triggered a decline in Brent crude prices in the fourth quarter of 2018, resulting in a decline in prices from more than $85 per barrel to approximately $50 per barrel at year-end. Oil prices have experienced a gradual recovery from this decline in 2019 with Brent crude prices averaging approximately $60 per barrel.

While market volatility may continue over the near-term, we expect long-term oil prices to remain at levels sufficient to support a continued gradual recovery for offshore drilling services. However, uncertainty remains regarding global trade discussions and other geopolitical tensions in the Middle East and their resulting impact on the global economy. Adverse changes in the macro-economic environment resulting from trade discussions and other geopolitical events could have a significant adverse impact on global economic growth and ultimately the demand for our offshore drilling services.

We continue to observe improvements in the shallow-water market, particularly with respect to higher-specification rigs, as higher levels of customer demand and rig retirements have led to gradually increasing jackup utilization over the past year. Moreover, global floater utilization has increased as compared to a year ago due to a higher number of contracted rigs and lower global supply resulting from rig retirements. However, the floater recovery continues to be gradual as contracts remain short-term and pricing remains depressed.

Despite the increase in customer activity, contract awards remain subject to an extremely competitive bidding process, and the corresponding pressure on operating day rates in recent periods has resulted in low margin contracts, particularly for floaters. Therefore, our results from operations may continue to decline over the near-term as current contracts with above-market rates expire and new contracts are executed at lower rates. We believe further improvements in demand coupled with a reduction in rig supply are necessary to improve the commercial landscape for day rates.

Liquidity Position

We proactively manage our capital structure in a manner allowing us to most effectively execute our strategic priorities and maximize value for shareholders. In support of these objectives, we are focused on our liquidity, debt levels and cost of capital; over the past several years have executed a number of financing transactions to improve our financial position and manage our debt maturities, including the July 2019 tender offers discussed below.

Based on our balance sheet, our contractual backlog and availability under our credit facility, we expect to fund our liquidity needs, including expected negative operating cash flows, contractual obligations, anticipated capital expenditures, as well as working capital requirements, from cash, funds borrowed under our credit facility or other future financing arrangements, including available shipyard financing options for our two drillships under construction.

Our credit facility is an integral part of our financial flexibility and liquidity. We also may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs. In addition, we may seek to extend our maturities through other liability management transactions. We have significant financial flexibility within our capital structure, including the ability to issue debt that would be structurally senior to our currently outstanding debt, on both an unsecured and secured basis, subject to restrictions contained in our existing debt arrangements.

Cash and Debt

As of September 30, 2019, we had $6.7 billion of total debt principal outstanding, inclusive of $140.6 million drawn under our credit facility, representing 41.2% of our total capitalization. We also had $129.5 million of cash and $1.5 billion of undrawn capacity under our credit facility.

Effective upon closing of the Rowan Transaction, we amended our credit facility to, among other changes, increase the borrowing capacity. Previously, our borrowing capacity was $2.0 billion through September 2019, $1.3 billion through September 2020 and $1.2 billion through September 2022. Subsequent to the amendment, our borrowing capacity was $2.3 billion through September 2019 and $1.6 billion through September 2022. The credit agreement governing the credit facility includes an accordion feature allowing us to increase future commitments up to an aggregate amount not to exceed $250.0 million.

On June 25, 2019, we commenced cash tender offers for certain series of senior notes issued by us and by Ensco International Incorporated and Rowan Companies, Inc., our wholly-owned subsidiaries. The tender offers expired on July 23, 2019, and we repurchased $951.8 million aggregate principal amount of notes and recognized a gain on debt extinguishment of $194.1 million during the third quarter of 2019.

Following the completion of the tender offers and August 2019 debt maturity, our debt maturities through 2023 total $997.8 million and include $122.9 million in 2020, $113.5 million in 2021 and $761.4 million in 2022. The amount due in 2022 includes $140.6 million drawn under our credit facility as of September 30, 2019.

Backlog

Our backlog was $2.3 billion and $2.2 billion as of September 30, 2019 and December 31, 2018, respectively. Our backlog increased due to the addition of backlog from the Rowan Transaction, new contract awards and contract extensions, which was partially offset by revenues realized during the period.

As above-market rate contracts expire and revenues are realized, we may experience declines in backlog, which could result in a decline in revenues and operating cash flows over the near-term. Contract backlog was adjusted for drilling contracts signed or terminated after each respective balance sheet date but prior to filing each annual and quarterly report on February 28, 2019 and October 31, 2019, respectively.

BUSINESS ENVIRONMENT

Floaters

The floater contracting environment remains challenging due to limited demand and excess newbuild supply. Floater demand has declined significantly following the decline in commodity prices in 2014 which caused our customers to reduce capital expenditures, particularly for capital-intensive, long-lead deepwater projects, resulting in the cancellation and delay of drilling programs. During the past several quarters, we have observed increased tendering activity that may translate into marginal improvements in near-term utilization; however, further improvements in demand and/or reductions in supply will be necessary before meaningful increases in utilization and day rates are realized.

During the first quarter of 2019, we executed a four-well contract for VALARIS DS-9 that commenced offshore Brazil in June 2019 and a six-month contract for VALARIS DS-7 that commenced offshore Egypt in April 2019. Additionally, we executed a two-well contract for VALARIS DPS-1 that is expected to commence in February 2020 and a four-well contract for VALARIS 8503 that commenced in July 2019.
During the second quarter of 2019, we executed a one-well contract for VALARIS DS-18 in the U.S. Gulf of Mexico that is expected to commence in January 2020. We also entered into short-term contract extensions for VALARIS DS-12 and VALARIS DPS-1.

During the third quarter of 2019, we executed a four-well contract for VALARIS DS-12 that is expected to commence offshore Angola in April 2020, a one-well contract for VALARIS DS-15 that is expected to commence in the U.S. Gulf of Mexico in January 2020 and a one-well contract for VALARIS DS-4 that is expected to commence offshore Ghana in March 2020. We also extended contracts for VALARIS DPS-1 by seven-wells with an estimated duration of 420 days, VALARIS 8505 by three-wells, VALARIS DS-16 by approximately 180 days and VALARIS DS-7 by approximately 165 days. Additionally, we began marketing the VALARIS 5006 for sale and classified the rig as held-for-sale on our September 30, 2019 condensed consolidated balance sheet. As a result, we recognized an impairment charge of $88.2 million in our condensed consolidated statement of operations.
There are approximately 30 newbuild drillships and semisubmersible rigs reported to be under construction, of which approximately five are scheduled to be delivered by the end of 2019. Nearly all newbuild floaters are uncontracted. Several newbuild deliveries have been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or canceled.

Drilling contractors have retired approximately 130 floaters since the beginning of the downturn. Approximately 20 floaters older than 30 years are currently idle, approximately 10 additional floaters older than 30 years have contracts that will expire by year-end 2019 without follow-on work and a further approximately five floaters between 15 and 30 years old have been idle for more than two years. Operating costs associated with keeping these rigs idle as well as expenditures required to re-certify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs.

Jackups

Demand for jackups has improved with increased contracting activity observed over the past year off historic lows, leading to slight improvements in day rates.
During the first quarter of 2019, we executed a nine-well contract for VALARIS JU-100 that is expected to commence in November 2019. As a result, a previously disclosed contract for VALARIS JU-100 will be fulfilled by VALARIS JU-248. Additionally, we executed a three-well contract for VALARIS JU-121 that commenced in April 2019 and three-well and one-well contracts for VALARIS JU-72 and VALARIS JU-68, respectively, that commenced during May 2019. We also executed short-term contract extensions for VALARIS JU-101 and VALARIS JU-96.

With respect to the legacy Rowan jackups, a six-month contract extension with a two-month option was executed for VALARIS JU-248 during the first quarter. Additionally, short-term contracts were executed for VALARIS JU-292, VALARIS JU-290 and VALARIS JU-144. The VALARIS JU-290 and VALARIS JU-292 contracts include four additional one-well priced options and two short-term option periods, respectively.
During the second quarter of 2019, we executed a two-year contract for VALARIS JU-120, a two-well contract for VALARIS JU-122, a forty-well P&A contract for VALARIS JU-72, a five-month contract for VALARIS JU-107, two one-well contracts for VALARIS JU-102 and a one-well contract for VALARIS JU-101. Additionally, we executed a two-year extension for VALARIS JU-109, a seven-month extension for VALARIS JU-104, a six-month extension for VALARIS JU-247, a three-month extension for VALARIS JU-96, and one-well extensions for VALARIS JU-118 and VALARIS JU-144.

During the second quarter of 2019, we scrapped ENSCO 97 and the Gorilla IV, and recognized an insignificant pre-tax gain in our condensed consolidated statement of operations for the quarter ended June 30, 2019.

During the third quarter of 2019, we executed a four-well contract for VALARIS JU-248, an accommodation contract for VALARIS JU-290, a one-well contract for VALARIS JU-107 and a one-well contract for VALARIS JU-87 that commenced in September. We also extended the contracts for VALARIS JU-291 by two-wells, VALARIS JU-247 by approximately eight months and received short-term extensions for VALARIS JU-248, VALARIS JU-123, VALARIS JU-117, VALARIS JU-115 and VALARIS JU-88. Additionally, we began marketing the VALARIS JU-68 and VALARIS JU-42 for sale and classified the rigs as held-for-sale on our September 30, 2019 condensed consolidated balance sheet. In October 2019, we scrapped VALARIS JU-42 and expect to recognize an insignificant gain during the fourth quarter.

There are approximately 60 newbuild jackup rigs reported to be under construction, of which approximately 10 are scheduled to be delivered by the end of 2019 and only four are contracted. Over the past year, some jackup orders have been canceled, and many newbuild jackups have been delayed. We expect that additional rigs may be delayed or canceled due to limited contracting opportunities.

Drilling contractors have retired approximately 100 jackups since the beginning of the downturn. Approximately 90 jackups older than 30 years are idle and approximately 40 jackups that are 30 years or older have contracts expiring by the end of 2019 without follow-on work. Expenditures required to re-certify these aging rigs may prove cost prohibitive and drilling contractors may instead elect to scrap or cold-stack these rigs. We expect jackup scrapping and cold-stacking to continue during 2019 and into 2020.

In July 2019, a well being drilled offshore Indonesia by one of our jackup rigs experienced a well-control event requiring the cessation of drilling activities. The operator could seek to terminate the contract under certain circumstances.  If this drilling contract were to be terminated for cause, it would result in an approximate $14 million decrease in our backlog as of September 30, 2019. See Note 13 for additional information.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns.  Consistent with this strategy, we scrapped ENSCO 97 and Gorilla IV during the second quarter, which were older, less capable jackup rigs. During the third quarter of 2019, we began marketing VALARIS 5006, VALARIS JU-68 and VALARIS JU-42 for sale and classified these rigs as held-for-sale as of September 30, 2019. In October 2019, we sold VALARIS JU-42 for scrap value. See Note 8 for more information on the impairment charge associated with VALARIS 5006. The carrying value of VALARIS JU-68 and JU-42 approximated their respective estimated fair values, less selling costs; therefore, no impairment charges were recorded upon classification of these rigs as held-for-sale.

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

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month and nine-month periods ended September 30, 2019 and 2018 (in millions), including the results of Rowan from the Transaction Date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$551.3	$430.9	$1,541.1	$1,306.4
Operating expenses
Contract drilling (exclusive of depreciation)	496.5	327.1	1,329.4	996.6
Loss on impairment	88.2	—	90.7	—
Depreciation	163.0	120.6	445.9	356.5
General and administrative	36.1	25.1	146.9	79.1
Total operating expenses	783.8	472.8	2,012.9	1,432.2
Equity in earnings of ARO	(3.7)	—	(3.1)	—
Operating loss	(236.2)	(41.9)	(474.9)	(125.8)
Other income (expense), net	40.2	(77.7)	562.3	(233.2)
Provision for income taxes	1.5	23.3	65.6	66.4
Income (loss) from continuing operations	(197.5)	(142.9)	21.8	(425.4)
Loss from discontinued operations, net	—	—	—	(8.1)
Net income (loss)	(197.5)	(142.9)	21.8	(433.5)
Net (income) loss attributable to noncontrolling interests	.4	(2.1)	(3.8)	(2.6)
Net income (loss) attributable to Valaris	$(197.1)	$(145.0)	$18.0	$(436.1)

Overview

Revenues increased $120.4 million, or 28%, for the three-month period ended September 30, 2019, as compared to the prior year quarter, primarily due to $138.9 million of revenue earned by the Rowan rigs and the commencement of drilling operations for VALARIS DS-9 and VALARIS JU-123. This increase was partially offset by lower average day rates across the remaining fleet.

Revenues increased $234.7 million, or 18%, for the nine-month period ended September 30, 2019, as compared to the prior year period, primarily due to $286.2 million of revenue earned by the Rowan rigs and the commencement of drilling operations for VALARIS DS-9, VALARIS DS-10, VALARIS JU-140, VALARIS JU-141 and VALARIS JU-123. This increase was partially offset by the sale of ENSCO 6001, ENSCO 80 and ENSCO 97, which operated in the prior year period, and lower average day rates across the remaining fleet.

Contract drilling expense increased $169.4 million, or 52%, for the three-month period ended September 30, 2019, as compared to the prior year quarter, primarily due to $129.5 million of contract drilling expense incurred by the Rowan rigs and the commencement of drilling operations for VALARIS DS-9 and VALARIS JU-123. This increase was partially offset by the sale of ENSCO 6001 and ENSCO 97, which operated in the prior year quarter.

Contract drilling expense increased $332.8 million, or 33%, for the nine-month period ended September 30, 2019, as compared to the prior year period, primarily due to $267.0 million of contract drilling expense incurred by the Rowan rigs and the commencement of drilling operations for VALARIS DS-10, VALARIS DS-9, VALARIS JU-140, VALARIS JU-141 and VALARIS JU-123. This increase was partially offset by the sale of ENSCO 6001, ENSCO 97 and ENSCO 80, which operated in the prior year period.

Depreciation expense increased $42.4 million, or 35%, for the three-month period ended September 30, 2019, as compared to the prior year quarter, primarily due to $36.5 million of depreciation expense recognized on the Rowan rigs and the commencement of VALARIS DS-9, VALARIS JU-141 and VALARIS JU-123 drilling operations.
Depreciation expense increased $89.4 million, or 25%, for the nine-month period ended September 30, 2019, as compared to the prior year period, primarily due to $65.5 million of depreciation expense recognized on the Rowan rigs and the commencement of VALARIS DS-9, VALARIS DS-10, VALARIS JU-140, VALARIS JU-141 and VALARIS JU-123 drilling operations.

General and administrative expenses increased by $11.0 million, or 44%, and $67.8 million, or 86%, for the three-month and nine-month periods ended September 30, 2019, respectively, primarily due to transaction and integration costs associated with the Rowan Transaction.

Other income increased $117.9 million for the three-month period ended September 30, 2019, primarily due to a pre-tax gain from debt extinguishment of $194.1 million related to the senior notes repurchased in connection with our July 2019 tender offers. This increase was partially offset by additional interest expense incurred on Rowan's senior notes and a reduction in the gain on bargain purchase resulting from measurement period adjustments of $53.0 million recognized during the three-month period ended September 30, 2019.

Other income increased $795.5 million for the nine-month period ended September 30, 2019, primarily due to $659.8 million of estimated gain on bargain purchase recognized in connection with the Rowan Transaction and the aforementioned gain on debt extinguishment, partially offset by additional interest expense incurred on Rowan's senior notes.

The loss on impairment recognized during the third quarter of 2019 was related to VALARIS 5006, which was marked for retirement and classified as held-for-sale as of September 30, 2019. See Note 8 for additional information.
Rig Counts, Utilization and Average Day Rates

The following table summarizes our and ARO's offshore drilling rigs as of September 30, 2019 and 2018:

	2019	2018
Floaters(1)(5)	25	22
Jackups(2)(3)(4)(5)	43	34
Other(6)	9	—
Under construction(4)	2	3
Held-for-sale(5)	2	—
Total Valaris	81	59

ARO(7)	7	—

(1)During the second quarter of 2019, we added VALARIS DS-18, VALARIS DS-17, VALARIS DS-16 and VALARIS DS-15 from the Rowan Transaction.

(2)During the first quarter of 2019, we classified VALARIS 97 as held-for-sale.

(3)During the second quarter of 2019, we added 10 jackups from the Rowan Transaction, exclusive of the Gorilla IV, that was classified as held-for-sale subsequent to the completion of the Rowan Transaction, the Rowan California that was marked for retirement at the Transaction Date and rigs leased to ARO that are included in Other.

(4)During the second quarter of 2019, we accepted the delivery of VALARIS JU-123.

(5)During the third quarter of 2019, we classified VALARIS JU-68 and VALARIS 5006 as held-for-sale. This excludes the Rowan California, which was not added to our rig count as it was marked for retirement at the Transaction Date.

(6)During the second quarter of 2019, we added nine jackups that are leased to ARO from the Rowan Transaction.

(7)This represents the seven rigs owned by ARO.

The following table summarizes our and ARO's rig utilization and average day rates for the three-month and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rig Utilization(1)
Floaters	48%	46%	48%	47%
Jackups	65%	66%	67%	64%
Other (2)	100%	100%	100%	100%
Total Valaris	64%	59%	64%	59%

ARO	89%	—	93%	—

Average Day Rates(3)
Floaters	$215,157	$239,196	$223,041	$245,617
Jackups	77,888	79,921	76,418	77,365
Other (2)	47,553	80,458	52,271	81,097
Total Valaris	$106,157	$132,348	$110,765	$132,169

ARO	$109,862	$—	$111,717	$—

(1)Rig utilization is derived by dividing the number of days under contract by the number of days in the period. Days under contract equals the total number of days that rigs have earned and recognized day rate revenue, including days associated with early contract terminations, compensated downtime and mobilizations. When revenue is earned but is deferred and amortized over a future period, for example, when a rig earns revenue while mobilizing to commence a new contract or while being upgraded in a shipyard, the related days are excluded from days under contract. For newly-constructed or acquired rigs, the number of days in the period begins upon commencement of drilling operations for rigs with a contract or when the rig becomes available for drilling operations for rigs without a contract.

(2)Includes our two management services contracts and our nine rigs leased to ARO under bareboat charter contracts (one of which is expected to commence drilling operations during the fourth quarter of 2019).

(3)Average day rates are derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues, lump-sum revenues and revenues attributable to amortization of drilling contract intangibles, by the aggregate number of contract days, adjusted to exclude contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

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
Segment information for the three-month and nine-month periods ended September 30, 2019 and 2018 is presented below (in millions):

Three Months Ended September 30, 2019

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$269.8	$217.8	$138.4	$63.7	$(138.4)	$551.3
Operating expenses
Contract drilling (exclusive of depreciation)	250.3	213.5	92.7	32.7	(92.7)	496.5
Loss on impairment	88.2	—	—	—	—	88.2
Depreciation	98.1	59.0	14.6	—	(8.7)	163.0
General and administrative	—	—	8.8	—	27.3	36.1
Equity in earnings of ARO					(3.7)	(3.7)
Operating income (loss)	$(166.8)	$(54.7)	$22.3	$31.0	$(68.0)	$(236.2)

Three Months Ended September 30, 2018

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$241.8	$173.3	$—	$15.8	$—	$430.9
Operating expenses
Contract drilling (exclusive of depreciation)	175.6	136.4	—	15.1	—	327.1
Depreciation	77.8	39.3	—	—	3.5	120.6
General and administrative	—	—	—	—	25.1	25.1
Operating income (loss)	$(11.6)	$(2.4)	$—	$0.7	$(28.6)	$(41.9)

Nine Months Ended September 30, 2019

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$798.1	$604.0	$262.2	$139.0	$(262.2)	$1,541.1
Operating expenses
Contract drilling (exclusive of depreciation)	681.3	561.1	171.7	87.0	(171.7)	1,329.4
Loss on impairment	88.2		—	—	2.5	90.7
Depreciation	281.3	151.4	26.9	—	(13.7)	445.9
General and administrative	—	—	13.9	—	133.0	146.9
Equity in earnings of ARO	—	—	—	—	(3.1)	(3.1)
Operating income (loss)	$(252.7)	$(108.5)	$49.7	$52.0	$(215.4)	$(474.9)

Nine Months Ended September 30, 2018

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$785.7	$475.4	$—	$45.3	$—	$1,306.4
Operating expenses
Contract drilling (exclusive of depreciation)	564.4	390.1	—	42.1	—	996.6
Depreciation	233.9	112.3	—	—	10.3	356.5
General and administrative	—	—	—	—	79.1	79.1
Operating income (loss)	$(12.6)	$(27.0)	$—	$3.2	$(89.4)	$(125.8)

Floaters

Floater revenue increased $28.0 million, or 12%, for the three-month period ended September 30, 2019, as compared to the prior year quarter, primarily due to $37.2 million of revenue earned by the Rowan rigs and the commencement of VALARIS DS-9 drilling operations. This increase was partially offset by fewer days under contract and lower average day rates across the remaining floater fleet.

Floater revenue increased $12.4 million, or 2%, for the nine-month period ended September 30, 2019, as compared to the prior year period, primarily due to $72.7 million earned by the Rowan rigs and the commencement of VALARIS DS-9 and VALARIS DS-10 drilling operations. This increase was partially offset by the sale of ENSCO 6001 and fewer days under contract and lower average day rates across the remaining floater fleet.

Floater contract drilling expense increased $74.7 million, or 43%, for the three-month period ended September 30, 2019, as compared to the prior year quarter, primarily due to $44.1 million of contract drilling expense incurred by the Rowan rigs and the commencement of VALARIS DS-9 drilling operations. This increase was partially offset by the sale of ENSCO 6001, which operated in the prior year quarter.

Floater contract drilling expense increased $116.9 million, or 21%, for the nine-month period ended September 30, 2019, as compared to the prior year period, primarily due to $95.2 million of contract drilling expense incurred by the Rowan rigs and the commencement of VALARIS DS-9 and VALARIS DS-10 drilling operations. This increase was partially offset by the sale of ENSCO 6001 and lower costs on idle rigs.

Loss on impairment recognized for our floater segment was related to VALARIS 5006. During the third quarter, we decided to retire VALARIS 5006, which was reclassified to held-for-sale. We recognized a non-cash impairment charge of $88.2 million, which represents the difference between the carrying value of the rig and related assets and their estimated fair values, less selling costs.

Floater depreciation expense increased $20.3 million, or 26%, and $47.4 million, or 20%, for the three-month and nine-month periods ended September 30, 2019, as compared to the prior year periods, primarily due to the addition of Rowan rigs to the fleet and the commencement of VALARIS DS-9 and VALARIS DS-10 drilling operations.

Jackups

Jackup revenues increased $44.5 million, or 26%, for the three-month period ended September 30, 2019, as compared to the prior year quarter, primarily due to $58.9 million of revenue earned by the Rowan rigs and commencement of VALARIS JU-123 drilling operations, partially offset by lower average day rates across the remaining jackup fleet.

Jackup revenues increased $128.6 million, or 27%, for the nine-month period ended September 30, 2019, as compared to prior year period, primarily due to $132.4 million of revenue earned by the Rowan rigs and commencement of VALARIS JU-140, VALARIS JU-141 and VALARIS JU-123 drilling operations. This increase was partially offset by the sale of ENSCO 80 and ENSCO 97, which operated in the prior year period, and lower average day rates across the remaining jackup fleet.

Jackup contract drilling expense increased $77.1 million, or 57%, for the three-month period ended September 30, 2019, as compared to the prior year quarter, primarily due $67.8 million of contract drilling expense incurred by the Rowan rigs and the commencement of VALARIS JU-123 drilling operations. This increase was partially offset by the sale of ENSCO 80 and ENSCO 97, which operated in the prior year period.

Jackup contract drilling expense increased $171.0 million, or 44%, for the nine-month period ended September 30, 2019, as compared to the prior year period, primarily due $131.3 million of contract drilling expense incurred by the Rowan rigs and the commencement of VALARIS JU-140, VALARIS JU-141 and VALARIS JU-123 drilling operations. This increase was partially offset by the sale of ENSCO 80 and ENSCO 97, which operated in the prior year period.

Jackup depreciation expense for the three-month and nine-month periods ended September 30, 2019 increased $19.7 million, or 50%, and $39.1 million, or 35%, respectively, as compared to the prior year periods, primarily due to the addition of Rowan rigs to the fleet and the commencement of VALARIS JU-140, VALARIS JU-141 and VALARIS JU-123 drilling operations.

ARO

ARO currently owns a fleet of seven jackup rigs, leases another nine jackup rigs from us and plans to purchase up to 20 newbuild jackup rigs over an approximate 10 year period. The rigs we lease to ARO are done so through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. All nine jackup rigs leased to ARO are under three-year contracts with Saudi Aramco (one of which is expected to commence drilling operations during the fourth quarter of 2019). All seven ARO-owned jackup rigs are under long-term contracts with Saudi Aramco.

The operating revenues of ARO reflect revenues earned under drilling contracts with Saudi Aramco for the seven ARO-own jackup rigs and the nine rigs leased from us that operated during the period from the Transaction Date through September 30, 2019.

The contract drilling, depreciation and general and administrative expenses are also for the period from the Transaction Date through September 30, 2019. Contract drilling expenses are inclusive of the bareboat charter fees for the rigs leased from us and costs incurred under the Secondment Agreement. General and administrative expenses include costs incurred under the Transition Services Agreement and other administrative costs.

See Note 4 for additional information on ARO.

Other

 Other revenues increased $47.9 million, or 303%, for the three-month period ended September 30, 2019, as compared to the prior year quarter, primarily due to revenues earned from our rigs leased to ARO and revenues earned under the Secondment Agreement and Transition Services Agreement of $19.9 million, $17.9 million and $5.0 million, respectively.

Other revenues increased $93.7 million, or 207%, for the nine-month period ended September 30, 2019, as compared to the prior year period, primarily due to revenues earned from our rigs leased to ARO and revenues earned under the Secondment Agreement and Transition Services Agreement of $37.0 million, $33.5 million and $10.2 million, respectively.

Other contract drilling expenses increased $17.6 million, or 117%, and $44.9 million, or 107%, for the three-month and nine-month periods ended September 30, 2019, respectively, as compared to the prior year periods, primarily due to costs incurred associated with the services provided to ARO under the Secondment Agreement.

See Note 4 for additional information on ARO.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month and nine-month periods ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$6.7	$3.6	$22.1	$10.5
Interest expense, net:
Interest expense	(119.4)	(87.3)	(333.0)	(258.2)
Capitalized interest	5.5	15.1	19.8	44.7
	(113.9)	(72.2)	(313.2)	(213.5)
Other, net	147.4	(9.1)	853.4	(30.2)
	$40.2	$(77.7)	$562.3	$(233.2)

Interest income for the three-month and nine-month periods ended September 30, 2019 increased as compared to the prior year periods primarily due to interest income of $5.8 million and $10.9 million, respectively, earned on the shareholder note to ARO (see Note 4) acquired from the Rowan Transaction.

Interest expense for the three-month and nine-month periods ended September 30, 2019 increased as compared to the prior year periods, primarily due to $37.4 million and $75.1 million, respectively, of interest expense incurred on Rowan's senior notes.

Interest expense capitalized during the three-month and nine-month periods ended September 30, 2019 declined as compared to the prior year periods due to the commencement of VALARIS DS-10, VALARIS DS-9, VALARIS JU-140, VALARIS JU-141 and VALARIS JU-123 drilling operations.

Other, net, for the three-month period ended September 30, 2019 increased as compared to the prior year period primarily due to $194.1 million of pre-tax gain on debt extinguishment related to the repurchase of senior notes in connection with the July 2019 tender offers, partially offset by the reduction to the estimated gain on bargain purchase of $53.0 million recognized during the quarter.

Other, net, for the nine-month period ended September 30, 2019 increased as compared to the prior year period primarily due to $659.8 million of gain on bargain purchase recognized in connection with the Rowan Transaction and $194.1 million of pre-tax gain on debt extinguishment related to the repurchase of senior notes associated with the July 2019 tender offers. Other, net for the nine-month period ended September 30, 2018 included a pre-tax loss of $19.0 million related to the repurchase and redemption of senior notes during the first quarter of 2018 and foreign currency losses discussed below.
Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange gains of $4.9 million and $1.8 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three-month and nine-month periods ended September 30, 2019, respectively. These gains were primarily attributable to the Brazilian real, Angolan Kwanza, Euro and Venezuelan Bolivar. Net foreign currency exchange losses of $3.2 million and $15.2 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three-month and nine-month periods ended September 30, 2018, respectively, which were primarily attributable to a strengthening U.S. dollar and the devaluation of the Angolan Kwanza.

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

Discrete income tax benefit for the three-month period ended September 30, 2019 was $18.4 million and was primarily attributable to restructuring transactions, the impairment of a drilling rig, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and other resolutions of prior year tax matters, partially offset by discrete tax expense resulting from gains on the repurchase of debt. Discrete income tax benefit for the three-month period ended September 30, 2018 was $7.9 million and was primarily attributable to an election under U.S. Treasury Regulations not to apply U.S. 2017 operating losses to deemed repatriated income, which provided for utilization of foreign tax credits that were subject to valuation allowance, and U.S. tax reform, partially offset by discrete tax expense related to the settlement of arbitration proceedings, rig sales and unrecognized tax benefits associated with tax positions taken in prior years. Excluding the aforementioned discrete tax items, income tax expense for the three-month periods ended September 30, 2019 and 2018 was $19.9 million and $31.2 million, respectively.

Discrete income tax benefit for the nine-month period ended September 30, 2019 was $19.0 million and was primarily attributable to restructuring transactions, the impairment of a drilling rig, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and other resolutions of prior year tax matters, partially offset by discrete tax expense resulting from gains on the repurchase of debt. Discrete income tax benefit for the nine-month period ended September 30, 2018 was $19.1 million and was primarily attributable an election under U.S. Treasury Regulations not to apply U.S. 2017 operating losses to deemed repatriated income, which provided for utilization of foreign tax credits that were subject to valuation allowance, U.S. tax reform and a restructuring transaction, partially offset by discrete tax expense related to the settlement of arbitration proceedings, repurchase and redemption of senior notes, unrecognized tax benefits associated with tax positions taken in prior years and rig sales. Excluding the aforementioned discrete tax items, income tax expense for the nine-month periods ended September 30, 2019 and 2018 was $84.6 million and $85.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We proactively manage our capital structure in a manner allowing us to most effectively execute our strategic priorities and maximize value for shareholders. In support of these objectives, we are focused on our liquidity, debt levels and cost of capital; over the past several years have executed a number of financing transactions to improve our financial position and manage our debt maturities, including the July 2019 tender offers discussed below. Based on our balance sheet, our contractual backlog and availability under our credit facility, we expect to fund our liquidity needs, including expected negative operating cash flows, contractual obligations, anticipated capital expenditures, as well as working capital requirements, from cash, funds borrowed under our credit facility or other future financing arrangements, including available shipyard financing options for our two drillships under construction.

Our credit facility is an integral part of our financial flexibility and liquidity. We also may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs. In addition, we may seek to extend our maturities through our liability management transactions. We have significant financial flexibility within our capital structure, including the ability to issue debt that would be structurally senior to our currently outstanding debt, on both an unsecured and secured basis, subject to restrictions contained in our existing debt arrangements.

Effective upon closing of the Rowan Transaction, we amended our credit facility to, among other changes, increase the borrowing capacity. Previously, our borrowing capacity was $2.0 billion through September 2019, $1.3 billion through September 2020 and $1.2 billion through September 2022. Subsequent to the amendment, our borrowing capacity was $2.3 billion through September 2019 and $1.6 billion through September 2022. The credit agreement governing the credit facility includes an accordion feature allowing us to increase future commitments up to an aggregate amount not to exceed $250.0 million.
Additionally, as a result of the Rowan Transaction, we assumed the following debt from Rowan: (1) $201.4 million in aggregate principal amount of 7.875% unsecured senior notes due 2019, which was repaid at maturity in August 2019, (2) $620.8 million in aggregate principal amount of 4.875% unsecured senior notes due 2022, (3) $398.1 million in aggregate principal amount of 4.75% unsecured senior notes due 2024, (4) $500.0 million in aggregate principal amount of 7.375% unsecured senior notes due 2025, (5) $400.0 million in aggregate principal amount of 5.4% unsecured senior notes due 2042 and (6) $400.0 million in aggregate principal amount of 5.85% unsecured senior notes due 2044. Upon closing of the Rowan Transaction, we terminated Rowan's outstanding credit facilities.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the nine-month periods ended September 30, 2019 and 2018 were as follows (in millions):

	2019	2018
Net cash used in operating activities of continuing operations	$(427.5)	$(82.2)
Capital expenditures
New rig construction	$46.0	$309.4
Rig enhancements	84.4	33.6
Minor upgrades and improvements	43.8	35.7
	$174.2	$378.7

During the nine-month period ended September 30, 2019, our primary source of cash was Rowan cash acquired of $931.9 million, $329.0 million from net maturities of short-term investments and $140.6 of net borrowings under our credit facility. Our primary uses of cash for the same period were $928.1 for the repayment of senior notes in connection with the maturity of our $201.4 million principal amount of senior notes in August 2019 and our July tender offers, $174.2 million for the construction, enhancement and other improvements of our drilling rigs and $427.5 million for operating activities.

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

Cash flows from operating activities of continuing operations declined $345.3 million as compared to the prior year period due primarily to costs incurred related to the Rowan Transaction and declining margins. As challenging industry conditions persist, and our remaining above-market contracts expire and utilization increases with the execution of new market-rate contracts, coupled with the potential impact of rig reactivation costs, our operating cash flows will remain negative over the near-term.

During the second quarter, we accepted the delivery of VALARIS JU-123, which commenced drilling operations under its initial contract in August 2019. We have two ultra-deepwater drillships under construction, VALARIS DS-13 and VALARIS DS-14, which are scheduled for delivery in September 2021 and June 2022, respectively.
The following table summarizes the cumulative amount of contractual payments made as of September 30, 2019 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2019	2020	2021	2022	Total Remaining Payments(2)
VALARIS DS-13(3)	$—	$—	$—	$83.9	$—	$83.9
VALARIS DS-14(3)	15.0	—	—	—	165.0	165.0
	$15.0	$—	$—	$83.9	$165.0	$248.9

(1)Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through September 30, 2019. Contractual payments made by Atwood prior to the Atwood acquisition for VALARIS DS-13 and VALARIS DS-14 are excluded.

(2)Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management, holding costs and interest.

(3)During the third quarter of 2019, we entered into amendments to our construction agreements with the shipyard for VALARIS DS-13 and VALARIS DS-14 to provide for, among other things, two-year extensions of the delivery date of each rig in exchange for payment of all accrued holding costs through March 31, 2019, totaling approximately $23 million. The new delivery dates for the VALARIS DS-13 and VALARIS DS-14 are September 30, 2021 and June 30, 2022, respectively. We can elect to request earlier delivery in certain circumstances. The interest rate on the final milestone payments increased from 5% to 7% per annum from October 1, 2019, for the VALARIS DS-13, and from July 1, 2020, for the VALARIS DS-14, until the actual delivery dates. The final milestone payments and interest are due at the new delivery dates (or, if accelerated, the actual delivery dates) and are estimated to be approximately $313 million in aggregate for both rigs, inclusive of interest, assuming we take delivery on the new delivery dates.

Upon delivery, the remaining milestone payments and accrued interest thereon may be financed through a promissory note with the shipyard for each rig. The promissory notes will bear interest at a rate of 9% per annum with a maturity date of December 30, 2022 and will be secured by a mortgage on each respective rig. The remaining milestone payments for VALARIS DS-13 and VALARIS DS-14 are included in the table above in the period in which we expect to take delivery of the rig. However, we may elect to execute the promissory notes and defer payment until December 2022.

Based on our current projections, excluding integration-related capital expenditures, we expect total capital expenditures during 2019 to include approximately $57.0 million for newbuild construction, approximately $65.0 million for minor upgrades and improvements and approximately $113.0 million for rig enhancement projects. Depending on market conditions and future opportunities, we may reduce our planned expenditures or make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Investment in ARO and Notes Receivable from ARO

We consider our investment in ARO to be a significant component of our investment portfolio and an integral part of our long-term capital resources. We expect to receive cash from ARO in the future both from the maturity of our long-term notes receivable and from the distribution of earnings from ARO. The long-term notes receivable earn interest at LIBOR plus two percent and mature during 2027 and 2028.

The following table summarizes the maturity schedule of our notes receivable from ARO as of September 30, 2019 (in millions):

Maturity Date	Principal Amount
October 2027	$275.2
October 2028	177.7
Total	$452.9

The distribution of earnings to the joint-venture partners is at the discretion of the ARO Board of Managers, consisting of 50/50 membership of managers appointed by Saudi Aramco and managers appointed by us, with approval required by both shareholders. The timing and amount of any cash distributions to the joint-venture partners cannot be predicted with certainty and will be influenced by various factors, including the liquidity position and long-term capital requirements of ARO. ARO has not made a cash distribution to its partners since its formation. See Note 4 for additional information on our investment in ARO and notes receivable from ARO.

Debt to Capital

        Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	September 30, 2019	December 31, 2018

Total debt (1)	$6,668.7	$5,161.0
Total capital (2)	$16,200.1	$13,252.4
Total debt to total capital	41.2%	38.9%

(1)Total debt consists of the principal amount outstanding.
(2)Total capital consists of total debt and Valaris shareholders' equity.

Debt Tender Offers

On June 25, 2019, we commenced cash tender offers for certain series of senior notes issued by us and by Ensco International Incorporated and Rowan Companies, Inc., our wholly-owned subsidiaries. The tender offers expired on July 23, 2019, and we repurchased $951.8 million aggregate principal amount of notes. The following table sets forth the total principal amounts repurchased and purchase price paid in the tender offers (in millions):

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price(1)
4.50% Senior notes due 2024	$320.0	$240.0
5.20% Senior notes due 2025	335.5	250.0
7.20% Senior notes due 2027	37.9	29.9
4.75% Senior notes due 2024	79.5	61.2
7.375% Senior notes due 2025	139.2	109.2
8.00% Senior notes due 2024	39.7	33.8
Total	$951.8	$724.1

(1)Excludes accrued interest paid to holders of the repurchased senior notes.

During the third quarter of 2019, we recognized a pre-tax gain from debt extinguishment of $194.1 million related to the tender offers, net of discounts, premiums and transaction costs.

Following the completion of the tender offers and August 2019 debt maturity, our debt maturities through 2023 total $997.8 million and include $122.9 million in 2020, $113.5 million in 2021 and $761.4 million in 2022. The amount due in 2022 includes $140.6 million drawn under our credit facility as of September 30, 2019.

Revolving Credit Facility

Effective upon closing of the Rowan Transaction, we amended our credit facility to, among other changes, increase the borrowing capacity. Previously, our borrowing capacity was $2.0 billion through September 2019, $1.3 billion through September 2020 and $1.2 billion through September 2022. Subsequent to the amendment, our borrowing capacity was $2.3 billion through September 2019 and $1.6 billion through September 2022. The credit agreement governing the credit facility includes an accordion feature allowing us to increase future commitments up to an aggregate amount not to exceed $250.0 million.

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

As of September 30, 2019, we were in compliance in all material respects with our covenants under the credit facility. As of September 30, 2019, we had $140.6 million outstanding under the credit facility and $1.5 billion in remaining borrowing capacity. We had no amounts outstanding under our credit facility as of December 31, 2018.

As discussed above, the credit facility contains restrictions on paying dividends, repurchasing shares and issuing other indebtedness.  Our decisions around capital allocation matters could, in addition to the shareholder proposal previously disclosed regarding our capital allocation policies, give rise to objections by one or more shareholders and/or result in shareholder activism, including potential proxy contests, any of which could cause us to incur significant costs, result in management distraction and negatively impact our business.

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

During 2018, our shareholders approved our current share repurchase program. Subject to certain provisions under English law, including the requirement of the Company to have sufficient distributable reserves, we may repurchase shares up to a maximum of $500.0 million in the aggregate from one or more financial intermediaries under the program, but in no case more than 16.3 million shares. The program terminates in May 2023. As of September 30, 2019, there had been no share repurchases under this program. Our credit facility prohibits us from repurchasing our shares, except in certain limited circumstances. Any share repurchases, outside of such limited circumstances, would require the amendment or waiver of such provision.

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

Other Commitments

As of September 30, 2019, we were contingently liable for an aggregate amount of $90.0 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of September 30, 2019, we had not been required to make any collateral deposits with respect to these agreements.

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

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	September 30, 2019	December 31, 2018

Cash and cash equivalents	$129.5	$275.1
Short-term investments	—	329.0
Available credit facility borrowing capacity	1,481.6	2,000.0
Total liquidity	$1,611.1	$2,604.1
Working capital	$324.4	$781.2
Current ratio	1.4	2.5

We expect to fund our liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash, funds borrowed under our credit facility or other future financing arrangements, including available shipyard financing options for our two drillships under construction. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs. As of September 30, 2019, we had $140.6 million outstanding under the credit facility and $1.5 billion in remaining borrowing capacity.

Recent Tax Assessments

During 2019, we received income tax assessments totaling approximately €142 million (approximately $155.0 million converted using the current period-end exchange rates) and A$101 million (approximately $68 million converted at current period-end exchange rates) from taxing authorities in Luxembourg and Australia, respectively.  See Note 12 for additional information.  During the third quarter of 2019, we made a A$42 million (approximately $29 million at then-current exchange rates) payment to the Australian tax authorities to litigate the assessment, partially mitigating potential interest on any ultimate assessment outcomes. We may make a payment to the Luxembourg tax authorities in advance of the final resolution of these assessments. Although the outcome of such assessments cannot be predicted with certainty, unfavorable outcomes could have a material adverse effect on our liquidity.

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of September 30, 2019, we had cash flow hedges outstanding to exchange an aggregate $212.6 million for various foreign currencies.

We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2019, we held derivatives not designated as hedging instruments to exchange an aggregate $27.1 million for various foreign currencies.

If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of September 30, 2019 would approximate $25.0 million. Approximately $1.4 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.
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

As a result of the Rowan Transaction, we assumed the pension and other post-retirement benefit obligations of Rowan. We have identified our accounting policies associated with those obligations as critical accounting policies, as set forth in our quarterly report on Form 10-Q filed with the SEC on August 1, 2019.

New Accounting Pronouncements

See Note 1 for information on new accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Information required under Item 3. has been incorporated into "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors to allow timely decisions regarding required disclosure.

Based on their evaluation as of September 30, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There have been no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Shareholder Derivative Lawsuit

On August 20, 2019, plaintiff Xiaoyuan Zhang, a purported Valaris shareholder, filed a class action lawsuit on behalf of Valaris shareholders against Valaris plc and certain of our executive officers, alleging violations of federal securities laws. The complaint cites general statements in press releases and SEC filings and alleges that the defendants made false or misleading statements or failed to disclose material information regarding the performance of our ultra-deepwater segment, among other things.

The complaint asserts claims on behalf of a class of investors who purchased Valaris plc shares between April 11, 2019 and July 31, 2019. Under applicable law, the court will appoint a lead plaintiff and lead counsel. We anticipate that an amended complaint will be filed in the first quarter of 2020. We strongly disagree and intend to vigorously defend against these claims. At this time, we are unable to predict the outcome of these matters or the extent of any resulting liability.

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

Pride FCPA Investigation

During 2010, Pride International LLC ("Pride") and its subsidiaries resolved their previously disclosed investigations into potential violations of the Foreign Corrupt Practices Act of 1977 (the "FCPA") with the DOJ and SEC. The settlement with the DOJ included a deferred prosecution agreement (the "DPA") between Pride and the DOJ and a guilty plea by Pride Forasol S.A.S., one of Pride’s subsidiaries, to FCPA-related charges. During 2012, the DOJ moved to (1) dismiss the charges against Pride and end the DPA one year prior to its scheduled expiration; and (2) terminate the unsupervised probation of Pride Forasol S.A.S. The Court granted the motions.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2017, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $140,000liability related to these matters was included in accrued liabilities and other in our condensed consolidated balance sheet as of September 30, 2019.

We currently are subject to a pending administrative proceeding initiated during 2009 by a Spanish government authority seeking payment in an aggregate amount of approximately $3.0 million, for an alleged environmental spill originating from VALARIS 5006 while it was operating offshore Spain. Our customer has posted guarantees with the Spanish government to cover potential penalties. Additionally, we expect to be indemnified for any payments resulting from this incident by our customer under the terms of the drilling contract. A criminal investigation of the incident was initiated during 2010 by a prosecutor in Tarragona, Spain, and the administrative proceedings have been suspended pending the outcome of this investigation. In May 2019, we were informed that the criminal investigation has been completed. We have not received any indication from the Spanish government if or when the administrative proceedings will resume.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the quarter ended September 30, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs (2)

July 1 - July 31	22,879	$8.76	—	$500,000,000
August 1 - August 31	1,473	$4.93	—	$500,000,000
September 1 - September 30	4,500	$6.23	—	$500,000,000
Total	28,852	$8.17	—

(1)During the quarter ended September 30, 2019, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)Our shareholders approved a new repurchase program at our annual shareholder meeting held in May 2018. Subject to certain provisions under English law, including the requirement of Valaris to have sufficient distributable reserves, we may repurchase up to a maximum of $500.0 million in the aggregate from one or more financial intermediaries under the program, but in no case more than 16.3 million shares. As of September 30, 2019, no shares have been repurchased under the program. The program terminates in May 2023.

Item 6.   Exhibits

Exhibit Number	Exhibit
3.1
Articles of Association of Valaris (incorporated by reference to Annex 2 to the Registrant's Proxy Statement on Form DEF 14A filed on April 5, 2013, as adopted by Special Resolution passed on May 20, 2013, File No. 1-8097).

4.1
Sixth Supplemental Indenture, dated July 12, 2019, among Ensco Rowan plc and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on July 12, 2019 (File No. 1-08097).

*10.1	Separation Agreement, dated July 24, 2019, by and between Ensco Global Resources Limited and Steve Brady
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*   Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris plc

Date:	October 31, 2019	/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ TOMMY E. DARBY
Tommy E. Darby Vice President and Controller (principal accounting officer)