Form 10-Q
period 2020-03-31
Valaris plc
filed 2020-04-30
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________

Commission File Number 1-8097
 Valaris plc
(Exact name of registrant as specified in its charter)

England and Wales		98-0635229
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

110 Cannon Street
London,	England	EC4N6EU
(Address of principal executive offices)		(Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol(s)	Name of each exchange on which on which registered
Class A ordinary shares, U.S. $0.40 par value	VAL	New York Stock Exchange
4.70% Senior Notes due 2021	VAL21	New York Stock Exchange
4.50% Senior Notes due 2024	VAL24	New York Stock Exchange
8.00% Senior Notes due 2024	VAL24A	New York Stock Exchange
5.20% Senior Notes due 2025	VAL25A	New York Stock Exchange
7.75% Senior Notes due 2026	VAL26	New York Stock Exchange
5.75% Senior Notes due 2044	VAL44	New York Stock Exchange
4.875% Senior Note due 2022	VAL/22	New York Stock Exchange
4.75% Senior Note due 2024	VAL/24	New York Stock Exchange
7.375% Senior Note due 2025	VAL/25	New York Stock Exchange
5.4% Senior Note due 2042	VAL/42	New York Stock Exchange
5.85% Senior Note due 2044	VAL/44	New York Stock Exchange

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

As of April 27, 2020, there were 205,941,431 Class A ordinary shares of the registrant issued and outstanding.

VALARIS PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "likely," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; expected utilization, day rates, revenues, operating expenses, cash flow, contract terms, contract backlog, capital expenditures, insurance, financing and funding; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effects of declines in commodity prices; expected work commitments, awards and contracts; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; future rig construction (including work in progress and completion thereof), enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; performance of our joint venture with Saudi Arabian Oil Company ("Saudi Aramco"); expected divestitures of assets; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory complexity; the outcome of tax disputes, assessments and settlements; our program to high-grade the rig fleet by investing in new equipment and divesting selected assets and underutilized rigs; synergies and expected additional cost savings; dividends; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.

Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, particularly in light of our projected negative cash flows in 2020 and highly leveraged balance sheet, including:

•
the coronavirus global pandemic, the related public health measures implemented by governments worldwide and the precipitous decline in oil prices during 2020, including the duration and severity of the outbreak, the duration of the price decline and the extent of disruptions to our operations;

•
decreases in levels of drilling activity and capital expenditures by our customers, whether as a result of the global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;

•
cancellation, suspension, renegotiation or termination (with or without cause) of drilling contracts or drilling programs as a result of general and industry-specific economic conditions, mechanical difficulties, performance or other reasons;

•
potential additional asset impairments, including the impact of any impairment on our compliance with debt covenants, our ability to continue to borrow under our revolving credit facility and any resulting acceleration of our debt;

•
our failure to satisfy the obligations with respect to our indebtedness or recapitalization of the Company (as defined herein), which could result in an event of default that could raise substantial doubt about our ability to continue as a going concern;

•
the outcome of any discussions with our lenders and bondholders regarding the terms of a potential restructuring of our indebtedness or recapitalization of the Company and any resulting dilution for our shareholders;

•
our ability to obtain financing, service our indebtedness, fund negative cash flows and capital expenditures and pursue other business opportunities, which may be limited by our significant debt levels, debt agreement restrictions and the credit ratings assigned to our debt by independent credit rating agencies;

•	the adequacy of sources of liquidity for us and our customers;

•
potential delisting of our Class A ordinary shares from the New York Stock Exchange ("NYSE") if we fail to satisfy the NYSE's minimum share price requirement, which could result in the holders of our 2024

Convertible Notes having the right to require us to repurchase the notes at a price equal to the principal amount thereof plus accrued interest to the repurchase date;

•
our ability to successfully integrate the business, operations and employees of Rowan Companies Limited (formerly Rowan Companies plc) ("Rowan") and the Company to realize synergies and cost savings in connection with the Rowan Transaction (as defined herein);

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

•	our ability to successfully recover losses from underwriters under our loss of hire policy in connection with the VALARIS DS-8 non-drilling incident;

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

•	the adequacy of sources of liquidity for us and our customers;

•	tax matters, including our effective tax rates, tax positions, results of audits, changes in tax laws, treaties and regulations, tax assessments and liabilities for taxes;

•	our ability to realize the expected benefits of our joint venture with Saudi Aramco, including our ability to fund any required capital contributions;

•	delays in contract commencement dates or the cancellation of drilling programs by operators;

•	activism by our security holders;

•	economic volatility and political, legal and tax uncertainties following the June 23, 2016, vote in the U.K. to exit from the European Union;

•	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems, including our rig operating systems; and

•	adverse changes in foreign currency exchange rates, including their effect on the fair value measurement of our derivative instruments.

In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report and "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2019, which is available on the U.S. Securities and Exchange Commission website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Valaris plc:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Valaris plc and subsidiaries (the Company, formerly known as Ensco Rowan plc and Ensco plc) as of March 31, 2020, the related condensed consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2020 and 2019, the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of operations, comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
April 30, 2020

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING REVENUES	$456.6	$405.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	476.0	332.6
Loss on impairment	2,808.2	—
Depreciation	164.5	125.0
General and administrative	53.4	29.6
Total operating expenses	3,502.1	487.2
EQUITY IN EARNINGS OF ARO	(6.3)	—
OPERATING LOSS	(3,051.8)	(81.3)
OTHER INCOME (EXPENSE)
Interest income	4.8	3.5
Interest expense, net	(113.2)	(81.0)
Other, net	.5	2.3
	(107.9)	(75.2)
LOSS BEFORE INCOME TAXES	(3,159.7)	(156.5)
PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax expense (benefit)	(72.5)	25.6
Deferred income tax expense (benefit)	(79.5)	5.9
	(152.0)	31.5
NET LOSS	(3,007.7)	(188.0)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1.4	(2.4)
NET LOSS ATTRIBUTABLE TO VALARIS	$(3,006.3)	$(190.4)
LOSS PER SHARE - BASIC AND DILUTED	$(15.19)	$(1.75)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	197.9	108.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
NET LOSS	$(3,007.7)	$(188.0)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	(12.9)	—
Reclassification of net (gains) losses on derivative instruments from other comprehensive income (loss) into net loss	(.1)	1.6
Other	(.4)	(.1)
NET OTHER COMPREHENSIVE INCOME (LOSS)	(13.4)	1.5
COMPREHENSIVE LOSS	(3,021.1)	(186.5)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1.4	(2.4)
COMPREHENSIVE LOSS ATTRIBUTABLE TO VALARIS	$(3,019.7)	$(188.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$184.9	$97.2
Accounts receivable, net	493.2	520.7
Other current assets	427.5	446.5
Total current assets	1,105.6	1,064.4
PROPERTY AND EQUIPMENT, AT COST	14,461.9	18,393.8
Less accumulated depreciation	2,304.7	3,296.9
Property and equipment, net	12,157.2	15,096.9
LONG-TERM NOTES RECEIVABLE FROM ARO	452.9	452.9
INVESTMENT IN ARO	122.4	128.7
OTHER ASSETS	187.0	188.3
	$14,025.1	$16,931.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$258.4	$288.2
Accrued liabilities and other	402.3	417.7
Current maturities of long-term debt	224.5	124.8
Total current liabilities	885.2	830.7
LONG-TERM DEBT	6,148.6	5,923.5
OTHER LIABILITIES	695.7	867.4
COMMITMENTS AND CONTINGENCIES
VALARIS SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.40 par value, 205.9 million shares issued as of March 31, 2020 and December 31, 2019	82.4	82.4
Class B ordinary shares, £1 par value, 50,000 shares issued as of March 31, 2020 and December 31, 2019	.1	.1
Additional paid-in capital	8,634.9	8,627.8
Retained (deficit) earnings	(2,334.6)	671.7
Accumulated other comprehensive (loss) income	(7.2)	6.2
Treasury shares, at cost, 7.5 million and 7.9 million shares as of March 31, 2020 and December 31, 2019	(77.3)	(77.3)
Total Valaris shareholders' equity	6,298.3	9,310.9
NONCONTROLLING INTERESTS	(2.7)	(1.3)
Total equity	6,295.6	9,309.6
	$14,025.1	$16,931.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(3,007.7)	$(188.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment	2,808.2	—
Depreciation expense	164.5	125.0
Deferred income tax expense (benefit)	(79.5)	5.9
Debt discounts and other	14.2	2.2
Share-based compensation expense	7.8	5.3
Adjustment to gain on bargain purchase	6.3	—
Equity in earnings of ARO	6.3	—
Gain on extinguishment of debt	(3.1)	—
Amortization, net	2.8	(14.5)
Other	9.7	(.8)
Changes in operating assets and liabilities	(129.9)	40.5
Contributions to pension plans and other post-retirement benefits	(4.0)	—
Net cash used in operating activities	(204.4)	(24.4)
INVESTING ACTIVITIES
Additions to property and equipment	(36.3)	(29.0)
Net proceeds from disposition of assets	10.4	.3
Maturities of short-term investments	—	204.0
Purchases of short-term investments	—	(120.0)
Net cash provided by (used in) investing activities	(25.9)	55.3
FINANCING ACTIVITIES
Borrowings on credit facility	343.9	—
Repayments of credit facility borrowings	(15.0)	—
Reduction of long-term borrowings	(9.7)	—
Cash dividends paid	—	(4.5)
Other	(.9)	(2.8)
Net cash provided by (used in) financing activities	318.3	(7.3)
Effect of exchange rate changes on cash and cash equivalents	(.3)	(.3)
INCREASE IN CASH AND CASH EQUIVALENTS	87.7	23.3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	97.2	275.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$184.9	$298.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

On April 11, 2019, we completed our combination with Rowan Companies Limited (formerly named Rowan Companies plc) ("Rowan") and effected a four-to-one share consolidation (being a reverse stock split under English law or the "Reverse Stock Split") and changed our name to Ensco Rowan plc. On July 30, 2019, we changed our name to Valaris plc. All share and per-share amounts in these financial statements reflect the Reverse Stock Split.

We prepared the accompanying condensed consolidated financial statements of Valaris plc and subsidiaries (the "Company," "Valaris," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2019 condensed consolidated balance sheet data was derived from our 2019 audited consolidated financial statements, but does not include all disclosures required by GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

The financial data for the three-month periods ended March 31, 2020 and 2019 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2020. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020.

New Accounting Pronouncements

Recently adopted accounting standards

Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Update 2016-13"), which requires companies to measure credit losses of financial instruments, including customer accounts receivable, utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to the issuance of Update 2016-13, the FASB issued several additional Accounting Standard Updates to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. We adopted Update 2016-13 effective January 1, 2020 with no material impact to our financial statements upon adoption as our previously estimated reserves were in line with expected credit losses calculated under Update 2016-13.

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

Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("Update 2020-04"), which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in Update 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The provisions in Update 2020-04 are effective upon issuance and can be applied prospectively through December 31, 2022. We are in the process of evaluating the impact this amendment will have on our consolidated financial statements.

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

The amount estimated for variable consideration is only recognized as revenue to the extent that it is probable that a significant reversal will not occur during the contract term. We have applied the optional exemption afforded in Update 2014-09, Revenue from Contracts with Customers (Topic 606), and have not disclosed the variable consideration related to our estimated future day rate revenues. The remaining duration of our drilling contracts based on those in place as of March 31, 2020 was between approximately one month and three years.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	March 31, 2020	December 31, 2019
Current contract assets	$7.2	$3.5
Noncurrent contract assets	$.4	$—
Current contract liabilities (deferred revenue)	$24.5	$30.0
Noncurrent contract liabilities (deferred revenue)	$8.8	$9.7
Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2019	$3.5	$39.7
Revenue recognized in advance of right to bill customer	5.1	—
Increase due to cash received	—	6.2
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(12.0)
Decrease due to amortization of deferred revenue that was added during the period	—	(.6)
Decrease due to transfer to receivables during the period	(1.0)	—
Balance as of March 31, 2020	$7.6	$33.3

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. Such costs are deferred and amortized on a straight-line basis over the contract term. Demobilization costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred. Deferred contract costs were included in other current assets and other assets on our condensed consolidated balance sheets and totaled $29.2 million and $19.7 million as of March 31, 2020 and December 31, 2019, respectively. During the three-month periods ended March 31, 2020 and 2019, amortization of such costs totaled $11.5 million and $6.4 million, respectively.

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

Deferred regulatory certification and compliance costs were included in other current assets and other assets on our condensed consolidated balance sheets and totaled $10.7 million and $10.8 million as of March 31, 2020 and December 31, 2019, respectively. During the three-month periods ended March 31, 2020 and 2019, amortization of such costs totaled $3.1 million and $2.8 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

Our contract liabilities and deferred costs are amortized on a straight-line basis over the contract term or corresponding certification period to operating revenues and contract drilling expense, respectively. Expected future amortization of our contract liabilities and deferred costs recorded as of March 31, 2020 is set forth in the table below (in millions):

	Remaining 2020	2021	2022	2023 and Thereafter	Total
Amortization of contract liabilities	$21.3	$9.8	$2.2	$—	$33.3
Amortization of deferred costs	$28.6	$9.3	$1.6	$.4	$39.9

Note 3 -Rowan Transaction

On April 11, 2019 (the "Transaction Date"), we completed our combination with Rowan pursuant to the Transaction Agreement (the "Rowan Transaction"). Assets acquired and liabilities assumed in the Rowan Transaction were recorded at their estimated fair values as of the Transaction Date under the acquisition method of accounting. When the fair value of the net assets acquired exceeds the consideration transferred in an acquisition, the difference is recorded as a bargain purchase gain in the period in which the transaction occurs. As of March 31, 2020, we completed our fair value assessments of assets acquired and liabilities assumed.

Assets Acquired and Liabilities Assumed

The provisional amounts for assets acquired and liabilities assumed as of the Transaction Date and respective measurement period adjustments were as follows (in millions):

	Amounts Recognized as of Transaction Date	Measurement Period Adjustments (1)	Estimated Fair Value
Assets:
Cash and cash equivalents	$931.9	$—	$931.9
Accounts receivable (2)	207.1	(6.9)	200.2
Other current assets	101.6	(2.6)	99.0
Long-term notes receivable from ARO	454.5	—	454.5
Investment in ARO	138.8	2.5	141.3
Property and equipment	2,989.8	(26.0)	2,963.8
Other assets	41.7	1.1	42.8
Liabilities:
Accounts payable and accrued liabilities	259.4	15.7	275.1
Current portion of long-term debt	203.2	—	203.2
Long-term debt	1,910.9	—	1,910.9
Other liabilities	376.3	34.5	410.8
Net assets acquired	2,115.6	(82.1)	2,033.5
Less: Merger consideration	(1,402.8)	—	(1,402.8)
Estimated bargain purchase gain	$712.8	$(82.1)	$630.7

(1)
The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities, primarily related to long-lived assets, deferred income taxes and uncertain tax positions. The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the Transaction Date and did not result from subsequent intervening events. The adjustments recorded resulted in a $6.3 million decline to bargain purchase gain during the three-months ended March 31, 2020 and are included in other, net, in our condensed consolidated statements of operations.

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

Intangible Assets and Liabilities

We recorded intangible assets and liabilities of $16.2 million and $2.1 million, respectively, representing the estimated fair value of Rowan's firm contracts in place at the Transaction Date with favorable or unfavorable contract terms compared to then-market day rates for comparable drilling rigs. Amortization of the intangible assets and liabilities resulted in a net reduction of operating revenues of $1.3 million for the three months ended March 31, 2020. The remaining balance of intangible assets and liabilities of $10.4 million and $1.2 million, respectively, was included in other assets and other liabilities, respectively, on our condensed consolidated balance sheet as of March 31, 2020. These balances will be amortized to operating revenues over the respective remaining contract terms on a straight-line basis. As of March 31, 2020, the remaining terms of the underlying contracts is approximately 1.8 years. Amortization of these intangibles is expected to result in a reduction to revenue of $3.8 million and $5.4 million for 2020 and 2021, respectively.

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

During 2019, the Luxembourg tax authorities issued aggregate tax assessments totaling approximately €142.0 million (approximately $156.7 million converted using the current period-end exchange rate) related to tax years 2014, 2015 and 2016 for several of Rowan's Luxembourg subsidiaries. As a result of our review and analysis of facts and circumstances that existed at the Transaction Date, we recognized liabilities related to the Luxembourg tax assessments totaling €93.0 million (approximately $102.6 million converted using the current period-end exchange rates).

Transaction-related costs

Transaction-related costs were expensed as incurred and consisted of various advisory, legal, accounting, valuation and other professional or consulting fees totaling $5.9 million during the three months ended March 31, 2019. These costs were included in general and administrative expense in our condensed consolidated statement of operations.

Unaudited Pro Forma Impact of the Rowan Transaction

The following unaudited supplemental pro forma results present consolidated information as if the Rowan Transaction was completed on January 1, 2019. The pro forma results include, among others, (i) the amortization associated with acquired intangible assets and liabilities (ii) a reduction in depreciation expense for adjustments to property and equipment (iii) the amortization of premiums and discounts recorded on Rowan's debt (iv) removal of the historical amortization of unrealized gains and losses related to Rowan's pension plans and (v) the amortization of basis differences in assets and liabilities of ARO. The pro forma results do not include any potential synergies or non-recurring charges that may result directly from the Rowan Transaction.

(in millions, except per share amounts)	Three Months Ended March 31, 2019

Revenues	$582.0
Net loss	$(275.0)
Loss per share - basic and diluted	$(1.40)

(1)
Pro forma net loss and loss per share were adjusted to exclude an aggregate $9.4 million of transaction - related and integration costs incurred by Ensco and Rowan during three months ended March 31, 2019.

Note 4 - Equity Method Investment in ARO

Background

ARO, a company that owns and operates offshore drilling rigs in Saudi Arabia, was formed and commenced operations in 2017 pursuant to the terms of an agreement entered into by Rowan and Saudi Aramco to create a 50/50 joint venture ("Shareholder Agreement"). Pursuant to the Rowan Transaction, Valaris acquired Rowan's interest in ARO making Valaris a 50% partner. ARO owns seven jackup rigs and leases nine rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO. As of March 31, 2020, all nine of the leased rigs were operating under three-year drilling contracts with Saudi Aramco. The seven rigs owned by ARO, previously purchased from Rowan and Saudi Aramco, are currently operating under contracts with Saudi Aramco for an aggregate 15 years, renewed and re-priced every three years, provided that the rigs meet the technical and operational requirements of Saudi Aramco.
Valaris and Saudi Aramco have agreed to take all steps necessary to ensure that ARO purchases at least 20 newbuild jackup rigs ratably over an approximate 10 -year period. In January 2020, ARO ordered the first two newbuild jackups, each with a price of $176 million, for delivery scheduled in 2022. The partners intend for the newbuild jackup rigs to be financed out of available cash from ARO's operations and/or funds available from third-party debt financing. In the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Each partner's commitment shall be reduced by the actual cost of each newbuild rig, on a proportionate basis. The partners agreed that Saudi Aramco, as a customer, will provide drilling contracts to ARO in connection with the acquisition of the newbuild rigs. The initial contracts provided by Saudi Aramco for each of the newbuild rigs will be for an eight-year term. The day rate for the initial contracts for each newbuild rig will be determined using a pricing mechanism that targets a six-year payback period for construction costs on an EBITDA basis. The initial eight-year contracts will be followed by a minimum of another eight years of term, re-priced in three-year intervals based on a market pricing mechanism.

Upon establishment of ARO, Rowan entered into (1) an agreement to provide certain back-office services for a period of time until ARO develops its own infrastructure (the "Transition Services Agreement"), and (2) an agreement to provide certain Rowan employees through secondment arrangements to assist with various onshore and offshore services for the benefit of ARO (the "Secondment Agreement"). These agreements remain in place subsequent to the

Rowan Transaction. Pursuant to these agreements, we or our seconded employees provide various services to ARO, and in return, ARO provides remuneration for those services. From time to time, we may also sell equipment or supplies to ARO.

Summarized Financial Information

The operating revenues of ARO presented below reflect revenues earned under drilling contracts with Saudi Aramco for the seven ARO-owned jackup rigs and the rigs leased from us that operated during the three months ended March 31, 2020.

The contract drilling expenses, depreciation and general and administrative expenses presented below are also for the three months ended March 31, 2020. Contract drilling expense is inclusive of the bareboat charter fees for the rigs leased from us. Cost incurred under the Secondment Agreement are included in contract drilling expense and general and administrative, depending on the function to which the seconded employee's service relates. Substantially all costs incurred under the Transition Services Agreement are included in general and administrative. See additional discussion below regarding these related-party transactions.

Summarized financial information for ARO is as follows (in millions):

Three Months Ended March 31, 2020
Revenues	$140.3
Operating expenses
Contract drilling (exclusive of depreciation)	108.3
Depreciation	13.0
General and administrative	8.3
Operating income	10.7
Other expense, net	6.6
Provision for income taxes	.9
Net income	$3.2

	March 31, 2020	December 31, 2019
Current assets	$351.2	$407.2
Non-current assets	943.8	874.8
Total assets	$1,295.0	$1,282.0

Current liabilities	$215.6	$183.2
Non-current liabilities	992.9	1,015.5
Total liabilities	$1,208.5	$1,198.7

Equity in Earnings of ARO

We account for our interest in ARO using the equity method of accounting and only recognize our portion of ARO's net income, adjusted for basis differences as discussed below, which is included in equity in earnings of ARO in our condensed consolidated statements of operations. ARO is a variable interest entity; however, we are not the primary beneficiary and therefore do not consolidate ARO. Judgments regarding our level of influence over ARO included considering key factors such as each partner's ownership interest, representation on the board of managers of ARO and ability to direct activities that most significantly impact ARO's economic performance, including the ability to influence policy-making decisions.

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

Three Months Ended March 31, 2020
50% interest in ARO net income	$1.6
Amortization of basis differences	(7.9)
Equity in earnings of ARO	$(6.3)

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements, Transition Services Agreement and Secondment Agreement are as follows (in millions):

Three Months Ended March 31, 2020
Lease revenue	$21.5
Secondment revenue	18.3
Transition Services revenue	3.5
Total revenue from ARO (1)	$43.3

(1)	All of the revenues presented above are included in our Other segment in our segment disclosures. See Note 14 - Segment Information for additional information.
Amounts receivable from ARO related to the above items totaled $34.0 million and $21.8 million as of March 31, 2020 and December 31, 2019, respectively, and are included in accounts receivable, net, on our condensed consolidated balance sheets. Accounts payable to ARO totaled $0.7 million as of March 31, 2020 and December 31, 2019.
We also had an agreement between us and ARO, pursuant to which ARO will reimburse us for certain capital expenditures related to the shipyard upgrade projects for the VALARIS JU-147 and VALARIS JU-148. As of December 31, 2019, $14.2 million related to reimbursement of these expenditures were outstanding and included in accounts receivable, net, on our condensed consolidated balance sheet. Such amount was received in the first quarter of 2020.
During 2017 and 2018, Rowan contributed cash to ARO in exchange for 10-year shareholder notes receivable at a stated interest rate of LIBOR plus two percent. As of March 31, 2020 and December 31, 2019, the carrying amount of the long-term notes receivable from ARO was $452.9 million. The Shareholders’ Agreement prohibits the sale or transfer of the shareholder note to a third party, except in certain limited circumstances. Interest is recognized as interest income in our condensed consolidated statement of operations and totaled $4.6 million for the three months ended March 31, 2020. As of March 31, 2020, we had interest receivable from ARO of $4.6 million, which is included in Other current assets on our condensed consolidated balance sheet. There was no interest receivable from ARO as of December 31, 2019.

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

March 31, 2020
Total assets	$613.9
Less: total liabilities	.7
Maximum exposure to loss	$613.2

Note 5 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2020
Supplemental executive retirement plan assets	$21.2	$—	$—	$21.2
Total financial assets	21.2	—	—	21.2
Derivatives, net	—	(12.6)	—	(12.6)
Total financial liabilities	$—	$(12.6)	$—	$(12.6)
As of December 31, 2019
Supplemental executive retirement plan assets	$26.0	$—	$—	$26.0
Derivatives, net	—	5.4	—	5.4
Total financial assets	$26.0	$5.4	$—	$31.4

Supplemental Executive Retirement Plan Assets

Our Valaris supplemental executive retirement plans (the "SERP") are non-qualified plans that provide eligible employees an opportunity to defer a portion of their compensation for use after retirement. The SERPs were frozen to the entry of new participants in November 2019 and to future compensation deferrals as of January 1, 2020. Assets held in the SERP were marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our consolidated balance sheets as of March 31, 2020 and 2019. The fair value measurements of assets held in the SERP were based on quoted market prices.

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

Other Financial Instruments

The carrying values and estimated fair values of our debt instruments were as follows (in millions):

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.875% Senior notes due 2020	$124.1	$27.8	$124.8	$117.3
4.70% Senior notes due 2021	100.4	10.4	113.2	95.5
4.875% Senior notes due 2022	601.2	125.9	599.2	460.5
3.00% Exchangeable senior notes due 2024(1)	707.7	214.3	699.0	607.4
4.50% Senior notes due 2024	302.0	28.6	302.0	167.2
4.75% Senior notes due 2024	278.6	64.2	276.5	201.4
8.00% Senior notes due 2024	295.5	27.6	295.7	181.7
5.20% Senior notes due 2025	331.8	33.8	331.7	186.7
7.375% Senior notes due 2025	330.2	82.6	329.2	218.6
7.75% Senior notes due 2026	987.7	107.7	987.1	575.1
7.20% Debentures due 2027	111.7	16.6	111.7	70.0
7.875% Senior notes due 2040	372.8	46.9	373.3	153.5
5.40% Senior notes due 2042	263.2	78.8	262.8	194.4
5.75% Senior notes due 2044	974.2	93.5	973.3	450.0
5.85% Senior notes due 2044	269.1	80.6	268.8	194.8
Amounts borrowed under credit facility(2)	322.9	328.9	—	—
Total debt	$6,373.1	$1,368.2	$6,048.3	$3,874.1
Less: current maturities	224.5	—	124.8	—
Total long-term debt	$6,148.6	$1,368.2	$5,923.5	$3,874.1

(1)
Our 2024 Convertible Notes were issued with a conversion feature. The 2024 Convertible Notes were separated into their liability and equity components on our condensed consolidated balance sheet. The equity component was initially recorded to additional paid-in capital and as a debt discount that will be amortized to interest expense over the life of the instrument. Excluding the unamortized discount, the carrying value of the 2024 Convertible Notes was $839.2 million and $838.3 million as of March 31, 2020 and December 31, 2019, respectively.

(2)
Total outstanding borrowings under our credit facility are $328.9 million and are recorded net of $6.0 million of unamortized deferred financing cost on our condensed consolidated balance sheet. In addition, we have $3.2 million in letters of credit issued under our credit facility, leaving $1.3 billion of undrawn borrowing capacity.

The estimated fair values of our senior notes and debentures were determined using quoted market prices, which are level 1 inputs. The estimated fair values of our cash and cash equivalents, accounts receivable, notes receivable, trade payables and other liabilities approximated their carrying values as of March 31, 2020 and December 31, 2019.

Note 6 -Property and Equipment

Property and equipment as of March 31, 2020 and December 31, 2019 consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Drilling rigs and equipment	$13,792.0	$17,714.0
Work-in-progress	482.4	473.6
Other	187.5	206.2
	$14,461.9	$18,393.8

Impairment of Long-Lived Assets

On a quarterly basis, we evaluate the carrying value of our property and equipment to identify events or changes in circumstances ("triggering events") that indicate the carrying value may not be recoverable.

During the first quarter, the coronavirus global pandemic and the response thereto has negatively impacted the macro-economic environment and global economy. Global oil demand has fallen sharply at the same time global oil supply has increased as a result of certain oil producers competing for market share, leading to a supply glut. As a consequence, Brent crude oil has fallen from around $60 per barrel at year-end 2019 to around $20 per barrel as of mid-April 2020. In response to dramatically reduced oil price expectations for the near term, our customers are reviewing and in most cases lowering significantly, their capital expenditure plans in light of revised pricing expectations. Customers are expected to continue to operate under reduced budgets until we see a meaningful recovery in commodity prices. The significant supply and demand imbalance will continue to be adversely impacted by future newbuild deliveries, program delays and lower capital spending by operators. These adverse changes in the first quarter resulted in further deterioration in our forecasted day rates and utilization for the remainder of 2020 and beyond. As a result, we concluded that a triggering event had occurred and we performed a fleet-wide recoverability test. We determined that our estimated undiscounted cash flows were not sufficient to recover the carrying values of certain rigs and concluded such were impaired as of March 31, 2020.

Based on the asset impairment analysis performed as of March 31, 2020, we recorded a pre-tax, non-cash loss on impairment with respect to certain floaters, jackups and spare equipment totaling $2.8 billion. The impairment charge was included in loss on impairment in our condensed consolidated statement of operations for the three months ended March 31, 2020. We measured the fair value of these assets to be $72.3 million as of March 31, 2020 by applying either an income approach, using projected discounted cash flows or estimated scrap value. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including, in the case of an income approach, assumptions regarding future day rates, utilization, operating costs and capital requirements.

In instances where we applied an income approach, forecasted day rates and utilization take into account current market conditions and our anticipated business outlook, both of which have been impacted by the adverse changes in the business environment observed during the first quarter.

Note 7 -Pension and Other Post-retirement Benefits

We have defined-benefit pension plans and a retiree medical plan that provides post-retirement health and life insurance benefits.

    The components of net periodic pension cost were as follows (in millions):

Three Months Ended March 31, 2020
Service cost (1)	$.6
Interest cost (2)	6.5
Expected return on plan assets (2)	(9.5)
Net periodic pension cost	$(2.4)

(1)	Included in contract drilling and general and administrative expense in our condensed consolidated statements of operations.

(2)	Included in other, net, in our condensed consolidated statements of operations.

During the three months ended March 31, 2020, we contributed $4.0 million to our pension and other post-retirement benefit plans and expect to make additional contributions to such plans totaling approximately $32.6 million for the remainder of 2020, which represent the minimum contributions we are required to make under relevant statutes. We do not expect to make contributions in excess of the minimum required amounts.
Note 8 -Derivative Instruments

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

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset on our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  As of March 31, 2020 and December 31, 2019, our condensed consolidated balance sheets included net foreign currency derivative liabilities of $12.6 million and assets of $5.4 million, respectively.  All of our derivative instruments mature during the next 18 months.  See "Note 5- Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$1.0	$4.2	$10.8	$.7
Foreign currency forward contracts - non-current(2)	.1	.8	1.3	—
	$1.1	$5.0	$12.1	$.7

Derivatives not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$1.7	$1.3	$3.3	$.2
Total	$2.8	$6.3	$15.4	$.9

(1)
Derivative assets and liabilities that have maturity dates equal to or less than 12 months from the respective balance sheet dates were included in other current assets and accrued liabilities and other, respectively, on our condensed consolidated balance sheets.

(2)
Derivative assets and liabilities that have maturity dates greater than 12 months from the respective balance sheet dates were included in other assets and other liabilities, respectively, on our condensed consolidated balance sheets.

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of March 31, 2020, we had cash flow hedges outstanding to exchange an aggregate $206.4 million for various foreign currencies, including $119.8 million for British pounds, $55.7 million for Australian dollars, $13.5 million for euros, $8.4 million for Norwegian krone, $5.6 million for Singapore dollars, and $3.4 million for Brazilian reals.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2020 and 2019 were as follows (in millions):

	Loss Recognized in Other Comprehensive Loss ("OCI") on Derivatives (Effective Portion)		(Gain) Loss Reclassified from ("AOCI") into Income (Effective Portion)(1)
	2020	2019	2020	2019
Interest rate lock contracts(2)	$—	$—	$—	$.1
Foreign currency forward contracts(3)	(12.9)	—	(.1)	1.5
Total	$(12.9)	$—	$(.1)	$1.6

(1)
Changes in the fair value of cash flow hedges are recorded in AOCI.  Amounts recorded in AOCI associated with cash flow hedges are subsequently reclassified into contract drilling, depreciation or interest expense as earnings are affected by the underlying hedged forecasted transaction.

(2)	Losses on interest rate lock derivatives reclassified from AOCI into income were included in interest expense, net, in our condensed consolidated statements of operations.

(3)
During the three months ended March 31, 2020, $0.9 million of losses were reclassified from AOCI into contract drilling expense and $1.0 million of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the three months ended March 31, 2019, $1.7 million of losses were reclassified from AOCI into contract drilling expense and $0.2 million of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2020, we held derivatives not designated as hedging instruments to exchange an aggregate $65.0 million for various foreign currencies, including $21.8 million for Euros, $20.7 million for British pounds, $8.3 million for Norwegian krone, $5.5 million for Nigerian Naira, 5.4 million for Egyptian dollars and $3.3 million for other currencies.

Net losses of $0.1 million and $3.1 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the three-month periods ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the estimated amount of net losses associated with derivatives, net of tax, that will be reclassified to earnings during the next 12 months totaled $7.9 million.

Note 9 - Earnings Per Share

We compute basic and diluted earnings per share ("EPS") in accordance with the two-class method. Net loss attributable to Valaris used in our computations of basic and diluted EPS is adjusted to exclude net income allocated to non-vested shares granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and includes the effect of all potentially dilutive stock options and excludes non-vested shares. In each of the three-month periods ended March 31, 2020 and 2019, our potentially dilutive instruments were not included in the computation of diluted EPS as the effect of including these shares in the calculation would have been anti-dilutive.

The following table is a reconciliation of loss from continuing operations attributable to Valaris shares used in our basic and diluted EPS computations for the three-month periods ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Loss from continuing operations attributable to Valaris	$(3,006.3)	$(190.4)
Income from continuing operations allocated to non-vested share awards(1)	—	(.1)
Loss from continuing operations attributable to Valaris shares	$(3,006.3)	$(190.5)

(1)	Losses are not allocated to non-vested share awards. Therefore, in periods in which we were in a net loss position, only dividends attributable to our non-vested share awards are included.

Anti-dilutive share awards totaling $400,000 and $200,000 for the three-month periods ended March 31, 2020 and 2019, respectively, were excluded from the computation of diluted EPS.

We have the option to settle our 2024 Convertible Notes in cash, shares or a combination thereof for the aggregate amount due upon conversion. During each respective reporting period that our average share price exceeds the exchange price, an assumed number of shares required to settle the conversion obligation in excess of the principal amount will be included in our denominator for the computation of diluted EPS using the treasury stock method. Our average share price did not exceed the exchange price during the three-month periods ended March 31, 2020 and 2019.

Note 10 -Debt

Rowan Transaction

As a result of the Rowan Transaction, we acquired the following senior notes issued by Rowan Companies, Inc. ("RCI") and guaranteed by Rowan: (1) $201.4 million in aggregate principal amount of 7.875% unsecured senior notes due 2019, which have been repaid in full, (2) $620.8 million in aggregate principal amount of 4.875% unsecured senior notes due 2022, (3) $398.1 million in aggregate principal amount of 4.75% unsecured senior notes due 2024, (4) $500.0 million in aggregate principal amount of 7.375% unsecured senior notes due 2025, (5) $400.0 million in aggregate principal amount of 5.4% unsecured senior notes due 2042 and (6) $400.0 million in aggregate principal amount of 5.85% unsecured senior notes due 2044 (collectively, the "Rowan Notes"). On February 3, 2020, Rowan and RCI transferred substantially all their assets on a consolidated basis to Valaris plc, Valaris plc became the obligor on the notes and Rowan and RCI were relieved of their obligations under the notes and the related indenture.

Revolving Credit Facility

As of March 31, 2020, we had $332.1 million outstanding under our credit facility, inclusive of $3.2 million in letters of credit, leaving $1.3 billion of undrawn capacity available. As of March 31, 2020, we were in compliance with our debt covenants. We expect to remain in compliance with our credit facility covenants during the next twelve months. However, the full impact that the pandemic and the precipitous decline in oil prices will have on our results of operations, financial condition, liquidity and cash flows is uncertain. If we were to violate the covenants of the revolving credit facility, further borrowings under the credit facility would not be permitted, absent a waiver, and all outstanding borrowings could become immediately due and payable by action of lenders holding a majority of the commitments under the facility. Any such acceleration would trigger a cross-acceleration event of default with respect to approximately $2.1 billion of our outstanding senior notes. The revolving facility generally limits the company to no more than $200.0 million in available cash (including certain liquid investments as defined in the facility documents), and requires consent of all lenders for draws on the facility that would result in the company having more than $200.0 million in available cash and liquid investments.

Furthermore, the agent under the revolving facility has reserved the right to assert that a material adverse effect has occurred based on changes in the oil market and certain company-specific operating incidents, including the drop of the blowout preventer stack off the VALARIS DS-8. See "Note 13 - Contingencies" for additional information. We do not believe that a material adverse effect has occurred, but there can be no assurance that the lenders will not assert a material adverse effect as a basis to deny further borrowing requests.

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

On April 15, 2020, we were notified by the NYSE that the average closing price of our Class A ordinary shares was below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required to maintain listing on NYSE. The company has until late December 2020 to regain compliance. If our shares are delisted from the NYSE and not concurrently listed on Nasdaq, the holders of our 2024 Convertible Notes would have the right to require us to repurchase the notes at a price equal to the principal amount thereof plus accrued interest to the repurchase date. Such an accelerated repurchase, if required by the holders, could be in excess of the forecasted availability under the revolving credit facility and new financing facilities could be required, which we may not be able to put in place.

Open Market Repurchases

During the three months ended March 31, 2020, we repurchased $12.8 million of our outstanding 4.70% Senior notes due 2021 on the open market for an aggregate purchase price of $9.7 million, with cash on hand. As a result of the transaction, we recognized a pre-tax gain of $3.1 million, net of discounts in other, net, in the consolidated statement of operations.

Note 11 - Shareholders' Equity
Activity in our various shareholders' equity accounts for the three-month periods ended March 31, 2020 and 2019 were as follows (in millions, except per share amounts):

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2019	205.9	$82.5	$8,627.8	$671.7	$6.2	$(77.3)	$(1.3)
Net loss	—	—	—	(3,006.3)	—	—	(1.4)
Shares issued under share-based compensation plans, net	—	—	(.7)	—	—	.9	—
Repurchase of shares	—	—	—	—	—	(.9)	—
Share-based compensation cost	—	—	7.8	—	—	—	—
Net other comprehensive loss	—	—	—	—	(13.4)	—	—
BALANCE, March 31, 2020	205.9	$82.5	$8,634.9	$(2,334.6)	$(7.2)	$(77.3)	$(2.7)

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2018	115.2	$46.2	$7,225.0	$874.2	$18.2	$(72.2)	$(2.6)
Net loss	—	—	—	(190.4)	—	—	2.4
Dividends paid ($0.04 per share)	—	—	—	(4.5)	—	—	—
Shares issued under share-based compensation plans, net	—	—	(.1)	—	—	.1	—
Repurchase of shares	—	—	—	—	—	(2.8)	—
Share-based compensation cost	—	—	5.3	—	—	—	—
Net other comprehensive income	—	—	—	—	1.5	—	—
BALANCE, March 31, 2019	115.2	$46.2	$7,230.2	$679.3	$19.7	$(74.9)	$(0.2)

.

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

Income tax rates and taxation systems in the jurisdictions in which our subsidiaries conduct operations vary and our subsidiaries are frequently subjected to minimum taxation regimes. In some jurisdictions, tax liabilities are based on gross revenues, statutory or negotiated deemed profits or other factors, rather than on net income and our subsidiaries are frequently unable to realize tax benefits when they operate at a loss. Accordingly, during periods of declining profitability, our income tax expense may not decline proportionally with income, which could result in higher effective income tax rates. Furthermore, we will continue to incur income tax expense in periods in which we operate at a loss.

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three-month periods ended March 31, 2020 and 2019. We used a discrete effective tax rate method to calculate income taxes for the three-month periods ended March 31, 2020 and 2019. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax benefit for the three-month period ended March 31, 2020 was $164.4 million and was primarily attributable to a restructuring transaction, implementation of the U.S. Cares Act, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and other resolutions of prior year tax matters. Discrete income tax expense for the three-month period ended March 31, 2019 was $0.6 million and was attributable to unrecognized tax benefits associated with tax positions taken in prior years. Excluding the aforementioned discrete tax items, income tax expense for the three-month periods ended March 31, 2020 and 2019 was $12.4 million and $30.9 million, respectively.

Restructuring Transactions

As discussed in "Note 10 - Debt", on February 3, 2020, Rowan and RCI transferred substantially all their assets and liabilities to Valaris plc and Valaris plc became the obligor on the Rowan Notes. We recognized a tax benefit of $66.0 million during the three-month period ended March 31, 2020 in connection with this transaction.

Unrecognized tax benefits

During 2019, the Luxembourg tax authorities issued aggregate tax assessments totaling approximately €142.0 million (approximately $156.7 million converted using the current period-end exchange rates) related to tax years 2014, 2015 and 2016 for several of Rowan's Luxembourg subsidiaries.  We recorded €93.0 million (approximately $102.6 million converted using the current period-end exchange rates) in purchase accounting related to these assessments. During the first quarter of 2020, in connection with the administrative appeals process, the tax authority withdrew assessments of €142.0 million (approximately $156.7 million converted using the current period-end exchange rates), accepting the associated tax returns as previously filed. Accordingly, we de-recognized previously accrued liabilities for uncertain tax positions and net wealth taxes of €79.0 million (approximately $87.2 million converted using the current period-end exchange rates) and €2.0 million (approximately $2.2 million converted using the current period-end exchange rates), respectively. The de-recognition of amounts related to these assessments was recognized as a tax benefit during the three-month period ended March 31, 2020 and is included in changes in operating assets and liabilities on the condensed consolidated statement of cash flows for the three-month period ended March 31, 2020.
During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101 million (approximately $62.0 million converted at current period-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42 million payment (approximately $29 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have recorded a $13.6 million liability for these assessments as of March 31, 2020. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

Note 13 -Contingencies

Angola Non-Drilling Event

In March 2020, VALARIS DS-8 experienced a non-drilling incident while operating offshore Angola, resulting in the blowout preventer (BOP) stack being disconnected from the riser while the rig was moving between well locations. The BOP stack, which we later recovered, dropped to the seabed floor, clear of any subsea structures. No injuries, environmental pollution or third-party damage resulted from the BOP stack being disconnected.

As a result of the incident, the operator terminated the contract. The termination results in a decline in our contracted revenue backlog of approximately $150 million. We have loss of hire insurance for $602,500 per day, after a 45-day deductible waiting period, through the end of the contract in November 2020. The waiting period expired on April 22, 2020. We will seek to recover losses incurred in accordance with the terms of this insurance policy, which would largely offset the lost backlog noted above. There can be no assurance as to the timing or amount of insurance proceeds ultimately received.

Indonesian Well-Control Event

In July 2019, a well being drilled offshore Indonesia by one of our jackup rigs experienced a well-control event requiring the cessation of drilling activities. In February 2020, the rig resumed operations. Indonesian authorities initiated an investigation into the event and have contacted the customer, us and other parties involved in drilling the well for additional information. We are cooperating with the Indonesian authorities. We cannot predict the scope or ultimate outcome of this investigation . If the Indonesian authorities determine that we violated local laws in connection with this matter, we could be subject to penalties including environmental or other liabilities, which may have a material adverse impact on us.

Middle East Dispute

On July 30, 2019, we received notice that a local partner of legacy Ensco plc in the Middle East filed a lawsuit in the U.K. against the Company alleging it induced the breach of a non-compete provision in an agreement between the local partner and a subsidiary of the Company.  The lawsuit included a claim for an unspecified amount of damages in excess of £100 million and other relief.  We reached an agreement to settle this matter and to acquire the local partner's interest in the subsidiary for an aggregate amount of $27.5 million, which was paid in April 2020. Of this amount, we concluded that $20.3 million was attributable to the settlement of the dispute and was recognized as a loss included in other, net, in our consolidated statement of operations for the year ended 31 December 2019. The remaining amount is attributable to the acquisition of the local partner's interest in the subsidiary and will be recorded to equity in the second quarter of 2020.

ARO Funding Obligations

Valaris and Saudi Aramco have agreed to take all steps necessary to ensure that ARO purchases at least 20 newbuild jackup rigs ratably over an approximate 10-year period. In January 2020, ARO ordered the first two newbuild jackups for delivery scheduled in 2022. The partners intend for the newbuild jackup rigs to be financed out of available cash from ARO's operations and/or funds available from third-party debt financing. ARO paid a 25% down payment from cash on hand for each of the newbuilds ordered in January 2020. In the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Each partner's commitment shall be reduced by the actual cost of each newbuild rig, on a proportionate basis. The partners agreed that Saudi Aramco, as a customer, will provide drilling contracts to ARO in connection with the acquisition of the newbuild rigs. The initial contracts for each newbuild rig will be determined using a pricing mechanism that targets a six-year payback period for construction costs on an EBITDA basis. The initial eight-year contracts will be followed by a minimum of another eight years of term, re-priced in three-year intervals based on a market pricing mechanism.

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

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of March 31, 2020 totaled $117.9 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of March 31, 2020, we had not been required to make collateral deposits with respect to these agreements.

Note 14 -Segment Information

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

General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income (loss) and are included in "Reconciling Items." We measure segment assets as property and equipment. The full operating results included below for ARO (representing only results of ARO from the Transaction Date) are not included within our consolidated results and thus deducted under "Reconciling Items" and replaced with our equity in earnings of ARO. See "Note 4 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

Segment information for the three-month periods ended March 31, 2020 and 2019 is presented below (in millions):

Three Months Ended March 31, 2020

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$179.6	$212.8	$140.3	$64.2	$(140.3)	$456.6
Operating expenses
Contract drilling (exclusive of depreciation)	213.9	226.1	108.3	36.0	(108.3)	476.0
Loss on impairment	2,554.3	253.9	—	—	—	2,808.2
Depreciation	89.4	58.5	13.0	11.1	(7.5)	164.5
General and administrative	—	—	8.3	—	45.1	53.4
Equity in earnings of ARO	—	—	—	—	(6.3)	(6.3)
Operating income (loss)	$(2,678.0)	$(325.7)	$10.7	$17.1	$(75.9)	$(3,051.8)
Property and equipment, net	$7,442.5	$4,036.0	$740.6	$678.7	$(740.6)	$12,157.2

Three Months Ended March 31, 2019

	Floaters	Jackups	Other	Reconciling Items	Consolidated Total
Revenues	$232.7	$157.0	$16.2	$—	$405.9
Operating expenses
Contract drilling (exclusive of depreciation)	181.8	135.4	15.4	—	332.6
Depreciation	84.8	36.9	—	3.3	125.0
General and administrative	—	—	—	29.6	29.6
Operating income (loss)	$(33.9)	$(15.3)	$.8	$(32.9)	(81.3)
Property and equipment, net	$9,383.6	$3,091.7	$—	$33.6	12,508.9

Information about Geographic Areas

As of March 31, 2020, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
North & South America	10	7	—	17	—
Europe & the Mediterranean	7	15	—	22	—
Middle East & Africa	4	12	9	25	7
Asia & Pacific Rim	3	7	—	10	—
Asia & Pacific Rim (under construction)	2	—	—	2	—
Held-for-sale	—	1	—	1	—
Total	26	42	9	77	7

We provide management services on two rigs owned by third-parties not included in the table above.

Note 15 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Trade	$442.4	$466.4
Other	60.9	60.3
	503.3	526.7
Allowance for doubtful accounts	(10.1)	(6.0)
	$493.2	$520.7

Other current assets consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Materials and supplies	$308.9	$340.1
Prepaid taxes	45.5	36.2
Deferred costs	32.6	23.3
Prepaid expenses	11.4	13.5
Other	29.1	33.4
	$427.5	$446.5

Other assets consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Tax receivables	$61.1	$36.3
Right-of-use assets	53.9	58.1
Supplemental executive retirement plan assets	21.2	26.0
Deferred tax assets	19.0	26.6
Intangible assets	10.4	11.9
Deferred costs	7.3	7.1
Other	14.1	22.3
	$187.0	$188.3

Accrued liabilities and other consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Personnel costs	$126.4	$134.4
Accrued interest	100.1	115.2
Income and other taxes payable	71.1	61.2
Deferred revenue	24.5	30.0
Settlement of legal dispute	20.3	20.3
Lease liabilities	19.1	21.1
Derivative liabilities	14.1	.9
Other	26.7	34.6
	$402.3	$417.7

Other liabilities consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Pension and other post-retirement benefits	$243.1	$246.7
Unrecognized tax benefits (inclusive of interest and penalties)	233.4	323.1
Intangible liabilities	51.5	52.1
Lease liabilities	48.0	51.8
Deferred tax liabilities	35.2	99.0
Supplemental executive retirement plan liabilities	21.6	26.7
Personnel costs	13.9	24.5
Deferred revenue	8.8	9.7
Other	40.2	33.8
	$695.7	$867.4

Accumulated other comprehensive income consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Pension and other post-retirement benefits	$(21.7)	$(21.7)
Derivative instruments	9.6	22.6
Currency translation adjustment	6.7	7.1
Other	(1.8)	(1.8)
	$(7.2)	$6.2

Concentration of Risk

We are exposed to credit risk related to our receivables from customers, our cash and cash equivalents, investments and our use of derivatives in connection with the management of foreign currency exchange rate risk. We mitigate our credit risk relating to receivables from customers, which consist primarily of major international, government-owned and independent oil and gas companies, by performing ongoing credit evaluations. We also maintain reserves for potential credit losses, which generally have been within our expectations. We mitigate our credit risk relating to cash and investments by focusing on diversification and quality of instruments.

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

Consolidated revenues by customer for the three-month periods ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Total(1)	16%	18%
Saudi Aramco(2)	10%	13%
Other	74%	69%
	100%	100%

(1)
During the three months ended March 31, 2020, 89% of revenues provided by Total were attributable to the Floaters segment and the remainder was attributable to the Jackup segment. During the three months ended March 31, 2019, all revenues were attributable to our Floaters segment.

(2)	During the three-month periods ended March 31, 2020 and 2019, all revenues were attributable to our Jackups segment.

Consolidated revenues by region for the three-month periods ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Saudi Arabia(1)	$83.9	$53.4
U.S. Gulf of Mexico(2)	78.7	54.7
Angola(3)	61.5	70.6
United Kingdom(4)	52.5	43.4
Australia(5)	26.0	67.3
Other	154.0	116.5
	$456.6	$405.9

(1)
During the three months ended March 31, 2020, 53% and 47% of the revenues earned in Saudi Arabia were attributable to our Jackups and Other segments, respectively. During the three months ended March 31, 2019, all revenues earned in Saudi Arabia were attributable to our Jackups segment.

(2)
During the three months ended March 31, 2020, 57% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 16% were attributable to our Jackups segment, and the remaining revenues were attributable to our managed rigs. During the three months ended March 31, 2019, 25% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 45% were attributable to our Jackups segment and the remaining revenues were attributable to our managed rigs.

(3)
During the three-month periods ended March 31, 2020 and 2019, 82% and 86% of the revenue earned in Angola, respectively, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment.

(4)	During the three-month periods ended March 31, 2020 and 2019, all revenues earned in the United Kingdom were attributable to our Jackups segment.

(5)
During the three-month periods ended March 31, 2020 and 2019, 59% and 94% of the revenues earned in Australia, respectively, were attributable to our Floaters segment, and remaining revenues were attributable to our Jackups segment.

Note 16 -Guarantee of Registered Securities

In connection with the Pride acquisition, Valaris and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Valaris of Pride’s 6.875% senior notes due 2020 and 7.875% senior notes due 2040, which had an aggregate outstanding principal balance of $422.9 million as of March 31, 2020. The Valaris guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Valaris is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by Ensco International Incorporated in November 1997, which had an aggregate outstanding principal balance of $112.1 million as of March 31, 2020.

Pride and Ensco International Incorporated are 100% owned subsidiaries of Valaris. All guarantees are unsecured obligations of Valaris ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of operations for the three-month periods ended March 31, 2020 and 2019; the unaudited condensed consolidating statements of comprehensive income (loss) for the three-month periods ended March 31, 2020 and 2019; the condensed consolidating balance sheets as of March 31, 2020 (unaudited) and December 31, 2019; and the unaudited condensed consolidating statements of cash flows for the three-month periods ended March 31, 2020 and 2019, in accordance with Rule 3-10 of Regulation S-X.

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended March 31, 2020 (In millions) (Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$17.3	$47.0	$—	$493.3	$(101.0)	$456.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	20.6	43.1	—	513.3	(101.0)	476.0
Loss on impairment	—	—	—	2,808.2	—	2,808.2
Depreciation	—	4.6	—	159.9	—	164.5
General and administrative	20.2	11.5	—	21.7	—	53.4
Total operating expenses	40.8	59.2	—	3,503.1	(101.0)	3,502.1
EQUITY IN EARNINGS OF ARO	—	—	—	(6.3)	—	(6.3)
OPERATING LOSS	(23.5)	(12.2)	—	(3,016.1)	—	(3,051.8)
OTHER INCOME (EXPENSE), NET	345.1	.2	(19.5)	(438.1)	4.4	(107.9)
INCOME (LOSS) BEFORE INCOME TAXES	321.6	(12.0)	(19.5)	(3,454.2)	4.4	(3,159.7)
INCOME TAX BENEFIT	—	(11.6)	—	(140.4)	—	(152.0)
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(3,327.9)	(84.6)	5.6	—	3,406.9	—
NET LOSS	(3,006.3)	(85.0)	(13.9)	(3,313.8)	3,411.3	(3,007.7)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	1.4	—	1.4
NET LOSS ATTRIBUTABLE TO VALARIS	$(3,006.3)	$(85.0)	$(13.9)	$(3,312.4)	$3,411.3	$(3,006.3)

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended March 31, 2019 (In millions) (Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$11.4	$39.5	$—	$430.4	$(75.4)	$405.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	11.7	35.7	—	360.6	(75.4)	332.6
Depreciation	—	3.7	—	121.3	—	125.0
General and administrative	14.9	.1	—	14.6	—	29.6
OPERATING LOSS	(15.2)	—	—	(66.1)	—	(81.3)
OTHER EXPENSE, NET	(16.1)	(15.4)	(20.5)	(27.3)	4.1	(75.2)
LOSS BEFORE INCOME TAXES	(31.3)	(15.4)	(20.5)	(93.4)	4.1	(156.5)
INCOME TAX PROVISION	—	16.6	—	14.9	—	31.5
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(159.1)	32.1	26.1	—	100.9	—
NET INCOME (LOSS)	(190.4)	.1	5.6	(108.3)	105.0	(188.0)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.4)	—	(2.4)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(190.4)	$.1	$5.6	$(110.7)	$105.0	$(190.4)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended March 31, 2020
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
NET LOSS	$(3,006.3)	$(85.0)	$(13.9)	$(3,313.8)	$3,411.3	$(3,007.7)
OTHER COMPREHENSIVE LOSS, NET
Net change in derivative fair value	—	(12.9)	—	—	—	(12.9)
Reclassification of net gains on derivative instruments from other comprehensive loss to net loss	—	(.1)	—	—	—	(.1)
Other	—	—	—	(.4)	—	(.4)
NET OTHER COMPREHENSIVE LOSS	—	(13.0)	—	(.4)	—	(13.4)
COMPREHENSIVE LOSS	(3,006.3)	(98.0)	(13.9)	(3,314.2)	3,411.3	(3,021.1)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	1.4	—	1.4
COMPREHENSIVE LOSS ATTRIBUTABLE TO VALARIS	$(3,006.3)	$(98.0)	$(13.9)	$(3,312.8)	$3,411.3	$(3,019.7)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2019
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
NET INCOME (LOSS)	$(190.4)	$.1	$5.6	$(108.3)	$105.0	$(188.0)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Reclassification of net losses on derivative instruments from other comprehensive income into net loss	—	1.6	—	—	—	1.6
Other	—	—	—	(.1)	—	(.1)
NET OTHER COMPREHENSIVE INCOME (LOSS)	—	1.6	—	(.1)	—	1.5
COMPREHENSIVE INCOME (LOSS)	(190.4)	1.7	5.6	(108.4)	105.0	(186.5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.4)	—	(2.4)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(190.4)	$1.7	$5.6	$(110.8)	$105.0	$(188.9)

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS March 31, 2020 (In millions) (Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$137.8	$—	$—	$47.1	$—	$184.9
Accounts receivable, net	.2	25.5	—	467.5	—	493.2
Accounts receivable from affiliates	4,148.4	213.6	.7	1,123.4	(5,486.1)	—
Other	1.5	4.1	—	421.9	—	427.5
Total current assets	4,287.9	243.2	.7	2,059.9	(5,486.1)	1,105.6
PROPERTY AND EQUIPMENT, AT COST	1.9	109.5	—	14,350.5	—	14,461.9
Less accumulated depreciation	1.9	89.3	—	2,213.5	—	2,304.7
Property and equipment, net	—	20.2	—	12,137.0	—	12,157.2
SHAREHOLDER NOTE FROM ARO	—	—	—	452.9	—	452.9
INVESTMENT IN ARO	—	—	—	122.4	—	122.4
DUE FROM AFFILIATES	1,599.5	217.3	39.0	4,660.1	(6,515.9)	—
INVESTMENTS IN AFFILIATES	10,115.2	704.2	1,230.5	—	(12,049.9)	—
OTHER ASSETS	1.2	3.0	—	182.8	—	187.0
	$16,003.8	$1,187.9	$1,270.2	$19,615.1	$(24,051.9)	$14,025.1
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$95.9	$25.2	$4.2	$535.4	$—	$660.7
Accounts payable to affiliates	1,041.1	190.4	785.3	3,469.3	(5,486.1)	$—
Current maturities of long-term debt	$100.5	$—	$124.0	$—	$—	$224.5
Total current liabilities	1,237.5	215.6	913.5	4,004.7	(5,486.1)	885.2
DUE TO AFFILIATES	3,526.0	488.2	645.9	1,855.8	(6,515.9)	—
LONG-TERM DEBT	4,944.7	111.7	372.9	719.3	—	6,148.6
OTHER LIABILITIES	—	326.2	—	369.5	—	695.7
VALARIS SHAREHOLDERS' EQUITY (DEFICIT)	6,295.6	46.2	(662.1)	12,668.5	(12,049.9)	6,298.3
NONCONTROLLING INTERESTS	—	—	—	(2.7)	—	(2.7)
Total equity (deficit)	6,295.6	46.2	(662.1)	12,665.8	(12,049.9)	6,295.6
	$16,003.8	$1,187.9	$1,270.2	$19,615.1	$(24,051.9)	$14,025.1

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2019 (In millions)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21.5	$—	$—	$75.7	$—	$97.2
Accounts receivable, net	0.2	19.7	—	500.8	—	520.7
Accounts receivable from affiliates	4,031.4	386.0	—	897.2	(5,314.6)	—
Other	.6	11.6	—	434.3	—	446.5
Total current assets	4,053.7	417.3	—	1,908.0	(5,314.6)	1,064.4
PROPERTY AND EQUIPMENT, AT COST	1.9	108.8	—	18,283.1	—	18,393.8
Less accumulated depreciation	1.9	84.7	—	3,210.3	—	3,296.9
Property and equipment, net	—	24.1	—	15,072.8	—	15,096.9
SHAREHOLDER NOTE FROM ARO	—	—	—	452.9	—	452.9
INVESTMENT IN ARO	—	—	—	128.7	—	128.7
DUE FROM AFFILIATES	73.8	—	38.9	1,775.7	(1,888.4)	—
INVESTMENTS IN AFFILIATES	9,778.5	788.8	1,224.9	—	(11,792.2)	—
OTHER ASSETS	7.9	3.8	—	182.6	(6.0)	188.3
	$13,913.9	$1,234.0	$1,263.8	$19,520.7	$(19,001.2)	$16,931.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$99.2	$29.3	$12.2	$565.2	$—	$705.9
Accounts payable to affiliates	818.8	147.8	815.1	3,532.9	(5,314.6)	—
Current maturities of long - term debt	—	—	124.8	—	—	124.8
Total current liabilities	918.0	177.1	952.1	4,098.1	(5,314.6)	830.7
DUE TO AFFILIATES	710.3	478.8	586.6	112.7	(1,888.4)	—
LONG-TERM DEBT	2,990.6	111.7	373.3	2,447.9	—	5,923.5
OTHER LIABILITIES	(14.6)	90.6	—	797.4	(6.0)	867.4
VALARIS SHAREHOLDERS' EQUITY (DEFICIT)	9,309.6	375.8	(648.2)	12,065.9	(11,792.2)	9,310.9
NONCONTROLLING INTERESTS	—	—	—	(1.3)	—	(1.3)
Total equity (deficit)	9,309.6	375.8	(648.2)	12,064.6	(11,792.2)	9,309.6
	$13,913.9	$1,234.0	$1,263.8	$19,520.7	$(19,001.2)	$16,931.2

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2020 (In millions) (Unaudited)
	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(88.3)	$226.2	$(28.7)	$(313.6)	$—	$(204.4)
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(36.3)	—	(36.3)
Proceeds from disposition of assets	—	—	—	10.4	—	10.4
Net cash used in investing activities	—	—	—	(25.9)	—	(25.9)
FINANCING ACTIVITIES
Borrowings on credit facility	343.9	—	—	—	—	343.9
Advances from (to) affiliates	(113.7)	(226.2)	28.7	311.2	—	—
Repayments of credit facility borrowings	(15.0)	—	—	—	—	(15.0)
Reduction of long -term borrowings	(9.7)	—	—	—	—	(9.7)
Other	(.9)	—	—		—	(.9)
Net cash provided by (used in) financing activities	204.6	(226.2)	28.7	311.2	—	318.3
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.3)		(.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	116.3	—	—	(28.6)	—	87.7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21.5	—	—	75.7	—	97.2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$137.8	$—	$—	$47.1	$—	$184.9

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2019 (In millions) (Unaudited)
	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(45.9)	$(43.0)	$(55.2)	$119.7	$—	$(24.4)
INVESTING ACTIVITIES
Maturities of short-term investments	204.0	—	—	—	—	204.0
Purchases of short-term investments	(120.0)	—	—	—	—	(120.0)
Additions to property and equipment	—	—	—	(29.0)	—	(29.0)
Other	—	—	—	.3	—	.3
Net cash provided by (used in) investing activities	84.0	—	—	(28.7)	—	55.3
FINANCING ACTIVITIES
Cash dividends paid	(4.5)	—	—	—	—	(4.5)
Advances from (to) affiliates	15.3	43.0	54.8	(113.1)	—	—
Other	(2.8)	—	—	—	—	(2.8)
Net cash provided by (used in) financing activities	8.0	43.0	54.8	(113.1)	—	(7.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.3)	—	(.3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46.1	—	(.4)	(22.4)	—	23.3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199.8	—	2.7	72.6	—	275.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$245.9	$—	$2.3	$50.2	$—	$298.4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2020 and for the three-month periods ended March 31, 2020 and 2019 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2019. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry. Exclusive of two rigs under construction and one rig marked for retirement and classified as held-for-sale, we currently own and operate an offshore drilling rig fleet of 73 rigs, with drilling operations in almost every major offshore market across six continents. Inclusive of rigs under construction, our fleet includes 16 drillships, eight dynamically positioned semisubmersible rigs, one moored semisubmersible rigs and 50 jackup rigs, nine of which are leased to our 50/50 joint venture with Saudi Aramco.  We operate the world's largest fleet amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

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

During the first quarter, the coronavirus global pandemic and the response thereto has negatively impacted the macro-economic environment and global economy. Global oil demand has fallen sharply at the same time global oil supply has increased as a result of certain oil producers competing for market share, leading to a supply glut. As a consequence, the price of Brent crude oil has fallen from around $60 per barrel at year-end 2019 to around $20 per barrel as of mid-April 2020. In response to dramatically reduced oil price expectations for the near term, our customers are reviewing, and in most cases lowering significantly, their capital expenditure plans in light of revised pricing expectations.

The full impact that the pandemic and the precipitous decline in oil prices will have on our results of operations, financial condition, liquidity and cash flows is uncertain due to numerous factors, including the duration and severity of the outbreak, the duration of the price decline, and the extent of disruptions to our operations. To date, there have been various impacts from the pandemic and drop in oil prices, including contract cancellations or the cancellation of drilling programs by operators, contract concessions, stacking rigs, inability to change crews due to travel restrictions, and workforce reductions. Our operations and business may be subject to further disruptions as a result of the spread of coronavirus among our workforce, the extension or imposition of further public health measures affecting supply chain and logistics, and the impact of the pandemic on key customers, suppliers, and other counterparties.

We expect that the remainder of 2020 will be a challenging year for contractors as customers wait to gain additional clarity on commodity pricing and seek to reduce costs in the near-term by attempting to renegotiate existing contract terms. We believe the current market and macro-economic conditions will create a challenging contracting environment through at least 2021.

Backlog

Our backlog was $1.9 billion and $2.5 billion as of March 31, 2020 and December 31, 2019, respectively. The decrease in our backlog was due to customer contract cancellations, customer concessions and revenues realized, partially offset by the addition of backlog from new contract awards and contract extensions.

As we finalize negotiations of contract concessions with our customers, above-market rate contracts expire and revenues are realized, we may experience further declines in backlog, which would result in a decline in revenues and operating cash flows over the near-term. Contract backlog was adjusted for drilling contracts signed, terminated or concessions granted after each respective balance sheet date but prior to filing each annual and quarterly report on February 21, 2020 and April 30, 2020, respectively.

BUSINESS ENVIRONMENT

Floaters

The floater contracting environment remains challenging due to limited demand, excess newbuild supply and the recent precipitous fall in oil prices. Floater demand has declined materially in March and April 2020, as our customers have reduced capital expenditures particularly for capital-intensive, long-lead deepwater projects in the wake of oil price declines from around $60 per barrel at year-end 2019 to around $20 per barrel in mid-April 2020. The decline in demand has resulted in the cancellation and delay of drilling programs and the termination of drilling contracts. During 2020, we have received notices of termination, requests for concessions, cancellation and/or deferral of drilling programs by operators, and we expect to receive additional termination and/or deferral notices during the pendency of the current market environment. To date, the coronavirus pandemic has not resulted in any forced shutdowns of our rigs due to quarantines or an inability to staff our rigs due to travel restrictions or stay-at-home orders, however, we are incurring additional costs in order to mitigate these impacts to our operations. There can be no assurance, however, that these, or other issues caused by the coronavirus pandemic, will not materially affect our ability to operate our rigs in the future.

In April 2020, the VALARIS DS-7 contract for operations offshore Ghana was terminated. VALARIS 5004 operated on a reduced day rate from mid-March to mid-April, at which point the contract was terminated. Additionally, the VALARIS DS-8 contract was terminated in March 2020 as described below.
In March 2020, VALARIS DS-8 experienced a non-drilling incident while operating offshore Angola, resulting in the blowout preventer (BOP) stack being disconnected from the riser while the rig was moving between well locations. The BOP stack, which we later recovered, dropped to the seabed floor, clear of any subsea structures. No injuries, environmental pollution or third-party damage resulted from the BOP stack being disconnected.
     As a result of the incident, the operator terminated the contract. The termination results in a decline in our contracted revenue backlog of approximately $150 million. We have loss of hire insurance for $602,500 per day, after a 45-day deductible waiting period, through the end of the contract in November 2020. The waiting period expired on April 22, 2020. We will seek to recover losses incurred in accordance with the terms of this insurance policy, which would largely offset the lost backlog noted above. There can be no assurance as to the timing or amount of insurance proceeds ultimately received.

During the first quarter of 2020, VALARIS DS-7 was awarded a five-well contract that is expected to commence in September 2020 and has an estimated duration of 320 days. VALARIS DS-12 was awarded a one-well contract that commenced in February 2020. VALARIS DS-9 was awarded a one-well contract that is expected to commence in July 2020. VALARIS MS-1 was awarded two contracts, a one-well contract that is expected to commence in July 2020 with an estimated duration of 120 days, and a three-well contract that is expected to commence in the first quarter of 2021 and has an estimated duration of 155 days. VALARIS 8505 was awarded a one-well contract that is expected to commence in mid-November 2020 with an estimated duration of 80 days.

The VALARIS 6002 was sold in January 2020 resulting in an insignificant pre-tax gain. Additionally, the VALARIS 5004 was sold in April 2020 resulting in an insignificant pre-tax loss.

There are approximately 30 newbuild drillships and semisubmersible rigs reported to be under construction, of which nine are scheduled to be delivered before the end of 2020. Most newbuild floaters are uncontracted. Several newbuild deliveries have been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.

Drilling contractors have retired approximately 140 floaters since the beginning of 2014. Approximately 10 floaters older than 30 years of age are currently idle, approximately 10 additional floaters older than 30 years have contracts that will expire by end of 2020 without follow-on work. Additional rigs are expected to become idle as a result of recent market events. Operating costs associated with keeping these rigs idle as well as expenditures required to re-certify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs.

Jackups

Despite recent gains in the jackup market, demand for jackups has declined in light of increased market uncertainty. During 2020, we have received notices of termination, requests for concessions, cancellation and/or deferral of drilling programs by operators, and we expect to receive additional termination and/or deferral notices during the pendency of the current market environment. To date, the coronavirus pandemic has not resulted in any forced shutdowns of our rigs due to quarantines or an inability to staff our rigs due to travel restrictions or stay-at-home orders, however, we are incurring additional costs in order to mitigate these impacts to our operations. There can be no assurance, however, that these, or other issues caused by the coronavirus pandemic, will not materially affect our ability to operate our rigs in the future.
    During the first quarter of 2020, the VALARIS JU-109 contract was terminated. In April 2020, there were also various negotiated customer contract concessions, including day rate reductions: VALARIS JU-120 is expected to operate on a reduced day rate from late-April 2020 to late-September 2020, VALARIS JU-92 is expected to operate on a reduced day rate from mid-May 2020 to late-September 2020 and VALARIS JU-72 is expected to operate on a reduced day rate from April 2020 to July 2020. Additionally, VALARIS JU-249 ended its contract in April 2020, and VALARIS JU-100 is expected to end its contract in late-April 2020, in both cases, earlier than expected.
During the first quarter of 2020, we executed a three-well contract for VALARIS JU-118 that commenced in mid-March 2020 with an estimated duration of 425 days. Additionally, we executed a two-well contract for VALARIS JU-144 that is expected to commence in May 2020 with an estimated duration of 200 days. The previously disclosed contract for the JU-144 that was expected to commence in September 2020 was transferred to the VALARIS JU-102. VALARIS JU-87 was awarded a one-well contract that commenced in March 2020 with an estimated duration of 30 days and an extension to May 2020 for another well with an estimated duration of 30 days.

The VALARIS JU-68 was sold in January 2020 resulting in an insignificant pre-tax gain.

There are approximately 50 newbuild jackup rigs reported to be under construction, of which 30 are scheduled to be delivered before the end of 2020. Most newbuild jackups are uncontracted. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that scheduled jackup deliveries will continue to be delayed until more rigs are contracted.

Drilling contractors have retired approximately 100 jackups since the beginning of the downturn. Approximately 90 jackups older than 30 years are idle and 40 jackups that are 30 years or older have contracts expiring by the end of 2020 without follow-on work. Expenditures required to re-certify these aging rigs may prove cost prohibitive and drilling contractors may instead elect to scrap or cold-stack these rigs. We expect jackup scrapping and cold-stacking to continue for the remainder of 2020.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns.  In the fourth quarter of 2019, we began marketing the VALARIS 6002, VALARIS JU-68 and VALARIS JU-70, and classified the rigs as held-for-sale on our December 31, 2019 consolidated balance sheet. Consistent with this strategy, we sold VALARIS JU-68 and VALARIS 6002 in the first quarter, which were older, less capable rigs. The VALARIS JU-70 remains classified as held-for-sale on our March 31, 2020 condensed consolidated balance sheet. Additionally, we sold VALARIS 5004 in April 2020 resulting in an insignificant pre-tax loss.

We continue to focus on our fleet management strategy in light of the composition of our rig fleet. As part of this strategy, we may act opportunistically from time to time to monetize assets to enhance shareholder value and improve our liquidity profile, in addition to reducing holding costs by selling or disposing of older, lower-specification or non-core rigs.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month periods ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019(1)
Revenues	$456.6	$405.9
Operating expenses
Contract drilling (exclusive of depreciation)	476.0	332.6
Loss on impairment	2,808.2	—
Depreciation	164.5	125.0
General and administrative	53.4	29.6
Total operating expenses	3,502.1	487.2
Equity in earnings of ARO	(6.3)	—
Operating loss	(3,051.8)	(81.3)
Other income (expense), net	(107.9)	(75.2)
Provision (benefit) for income taxes	(152.0)	31.5
Net loss	(3,007.7)	(188.0)
Net (income) loss attributable to noncontrolling interests	1.4	(2.4)
Net loss attributable to Valaris	$(3,006.3)	$(190.4)

(1)	The 2019 period does not include the results of the Rowan transaction as it closed in April 2019.

Overview

Revenues increased $50.7 million, or 12%, for the three months ended March 31, 2020, as compared to the prior year quarter primarily due to $103.6 million of revenue earned by rigs added from the Rowan Transaction and $43.3 million due to revenues earned from our rigs leased to ARO, revenues earned from the Secondment Agreement and Transition Services Agreement. This increase was partially offset by $74.5 million from the sale of VALARIS 6002, VALARIS 5006, VALARIS JU-68, VALARIS JU-96 and ENSCO 97, which operated in the prior year quarter. In addition, we experienced a decline in revenue as a result of fewer days under contract across our fleet and the interruption of operations experienced on the VALARIS DS-8.

Contract drilling expense increased $143.4 million, or 43%, for the three months ended March 31, 2020, as compared to the prior year quarter, primarily due to $140.1 million of contract drilling expenses incurred on rigs added from the Rowan Transaction, $19.2 million due to expenses incurred under the Secondment Agreement and by our rigs leased to ARO and $5.7 million due to the commencement of drilling operations of VALARIS 123. This increase was partially offset by $30.9 million from the sale of VALARIS 5006, VALARIS 6002, VALARIS JU-68, VALARIS JU-96 and ENSCO 97, which operated in the prior-year period.

During the first quarter of 2020, we recorded a non-cash loss on impairment of $2.8 billion with respect to assets in our fleet due to the adverse change in the current and anticipated market for these assets. See "Note 6 - Property and Equipment" for additional information.

Depreciation expense increased $39.5 million, or 32%, for the three months ended March 31, 2020, as compared to the prior year quarter, primarily due to depreciation expense recorded for rigs added in the Rowan Transaction.

General and administrative expenses increased by $23.8 million, or 80%, for the three months ended March 31, 2020, as compared to the prior year quarter, primarily due to higher professional fees.

Other expense increased $32.7 million or 43%, for the three months ended March 31, 2020, as compared to the prior year quarter, primarily due to the increase of interest expense incurred on senior notes acquired in the Rowan Transaction.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our and ARO's offshore drilling rigs as of March 31, 2020 and 2019:

	2020	2019
Floaters(1)	24	22
Jackups(2)	41	33
Other(3)	9	—
Under construction(4)	2	3
Held-for-sale	1	1
Total Valaris	77	59
ARO(5)	7	—

(1)	During 2019, we added four drillships from the Rowan Transaction and sold VALARIS 5006. During the first quarter of 2020, we sold VALARIS 6002.

(2)
During 2019, we added 10 jackups from the Rowan Transaction, exclusive of rigs leased to ARO that are included in Other, accepted delivery of VALARIS JU-123, classified VALARIS-JU 70 as held-for-sale and sold VALARIS JU-96. In the first quarter of 2020, we sold VALARIS JU-68.

(3)	During 2019, we added nine jackups from the Rowan Transaction that are leased to ARO.

(4)	During 2019, we accepted the delivery of VALARIS JU-123.

(5)	This represents the seven rigs owned by ARO.

The following table summarizes our and ARO's rig utilization and average day rates by reportable segment for the three-month periods ended March 31, 2020 and 2019. Rig utilization and average day rates for the 2019 period do not include results of rigs added in the Rowan Transaction or ARO as the Rowan Transaction closed in April 2019:

	Three Months Ended March 31,
	2020	2019
Rig Utilization(1)
Floaters	38%	43%
Jackups	61%	68%
Other (2)	100%	100%
Total Valaris	59%	60%
ARO	90%	—
Average Day Rates(3)
Floaters	$195,541	$240,440
Jackups	81,492	72,146
Other (2)	42,343	82,712
Total Valaris	$94,784	$118,733
ARO	$108,873	$—

(1)
Rig utilization is derived by dividing the number of days under contract by the number of days in the period. Days under contract equals the total number of days that rigs have earned and recognized day rate revenue, including days associated with early contract terminations, compensated downtime and mobilizations. When revenue is deferred and amortized over a future period, for example, when we receive fees while mobilizing to commence a new contract or while being upgraded in a shipyard, the related days are excluded from days under contract.

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
General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income (loss) and are included in "Reconciling Items." The full operating results included below for ARO (representing only results of ARO from the Transaction Date) are not included within our consolidated results and thus deducted under "Reconciling Items" and replaced with our equity in earnings of ARO. See "Note 4 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.
Segment information for the three-month periods ended March 31, 2020 and 2019 is presented below (in millions):

Three Months Ended March 31, 2020

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$179.6	$212.8	$140.3	$64.2	$(140.3)	$456.6
Operating expenses
Contract drilling (exclusive of depreciation)	213.9	226.1	108.3	36.0	(108.3)	476.0
Loss on impairment	2,554.3	253.9	—	—	—	2,808.2
Depreciation	89.4	58.5	13.0	11.1	(7.5)	164.5
General and administrative	—	—	8.3	—	45.1	53.4
Equity in earnings of ARO	—	—	—	—	(6.3)	(6.3)
Operating income (loss)	$(2,678.0)	$(325.7)	$10.7	$17.1	$(75.9)	$(3,051.8)

Three Months Ended March 31, 2019

	Floaters	Jackups	Other	Reconciling Items	Consolidated Total
Revenues	$232.7	$157.0	$16.2	$—	$405.9
Operating expenses
Contract drilling (exclusive of depreciation)	181.8	135.4	15.4	—	332.6
Depreciation	84.8	36.9	—	3.3	125.0
General and administrative	—	—	—	29.6	29.6
Operating income (loss)	$(33.9)	$(15.3)	$.8	$(32.9)	$(81.3)

Floaters

Floater revenue declined $53.1 million, or 23%, for the three months ended March 31, 2020, as compared to the prior year quarter due to $62.1 million from the sale of VALARIS 5006 and VALARIS 6002, which operated in the prior year quarter, $14.7 million due to fewer days under contract across the floater fleet and $14.2 million as a result of the interruption of operations on VALARIS DS-8. This decline was partially offset by $34.6 million earned by rigs added in the Rowan Transaction.

Floater contract drilling expense increased $32.1 million, or 18%, for the three months ended March 31, 2020, as compared to the prior year quarter, primarily due to the $53.8 million of contract drilling expense incurred by rigs added in the Rowan Transaction. The increase was partially offset by $20.3 million from the sale of VALARIS 5006 and VALARIS 6002, which operated in the prior year quarter.

During the first quarter of 2020, we recorded a non-cash loss on impairment of $2.6 billion with respect to assets in our Floater segment due to the adverse change in the current and anticipated market for these assets. See "Note 6 - Property and Equipment" for additional information.

Floater depreciation expense increased for the three months ended March 31, 2020, as compared to the prior year quarter, primarily due to the addition of rigs in the Rowan Transaction.

Jackups

Jackup revenues increased $55.8 million, or 36%, for the three months ended March 31, 2020, as compared to prior year quarter, primarily due to $69.0 million of revenue earned by rigs added in the Rowan Transaction. This increase was partially offset by $12.4 million from the sale of VALARIS JU-68, VALARIS JU-96 and ENSCO 97, which operated in the prior year quarter.

Jackup contract drilling expense increased $90.7 million, or 67%, for the three months ended March 31, 2020, as compared to the prior year quarter, primarily due to $86.3 million of contract drilling expense incurred by rigs added in the Rowan Transaction. This increase was partially offset by $10.6 million from the sale of VALARIS JU-68, VALARIS JU-96 and ENSCO 97, which operated in the prior year quarter.

During the first quarter of 2020, we recorded a non-cash loss on impairment of $253.9 million with respect to assets in our Jackup segment due to the adverse change in the current and anticipated market for these assets. See "Note 6 - Property and Equipment" for additional information.

Jackup depreciation expense for the three months ended March 31, 2020 increased $21.6 million, or 59%, as compared to the prior year quarter, primarily due to the addition of rigs in the Rowan Transaction.

ARO

ARO currently owns a fleet of seven jackup rigs, leases another nine jackup rigs from us and has plans to purchase at least 20 newbuild jackup rigs over an approximate 10 year period. In January 2020, ARO ordered the first two newbuild jackups with delivery scheduled in 2022. The rigs we lease to ARO are done so through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. All nine jackup rigs leased to ARO are under three-year contracts with Saudi Aramco. All seven ARO-owned jackup rigs are under long-term contracts with Saudi Aramco.

The operating revenues of ARO reflect revenues earned under drilling contracts with Saudi Aramco for the seven ARO-own jackup rigs and the nine rigs leased from us that operated during the three month period ended March 31, 2020.

Contract drilling expenses for the three month period ended March 31, 2020, are inclusive of the bareboat charter fees for the rigs leased from us and costs incurred under the Secondment Agreement. General and administrative expenses for the three month period ended March 31, 2020, include costs incurred under the Transition Services Agreement and other administrative costs.

Other

    Other revenues increased $48.0 million for the three months ended March 31, 2020, as compared to the prior year quarter, primarily due to $43.3 million of revenues earned from our rigs leased to ARO and revenues earned under the Secondment Agreement and Transition Services Agreement.

Other contract drilling expenses increased $20.6 million for the three months ended March 31, 2020, as compared to the prior year quarter, primarily due to costs incurred for services provided to ARO under the Secondment Agreement and other costs for ARO rigs.

See "Note 4 - Equity Method Investment in ARO" for additional information on ARO.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month periods ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Interest income	$4.8	$3.5
Interest expense, net:
Interest expense	(113.9)	(87.2)
Capitalized interest	.7	6.2
	(113.2)	(81.0)
Other, net	.5	2.3
	$(107.9)	$(75.2)

Interest income for the three months ended March 31, 2020 increased as compared to the prior year quarter primarily due to interest income of $4.6 million earned on the shareholder note from ARO (see "Note 4 - Equity Method Investment in ARO") acquired in the Rowan Transaction. This increase was partially offset by fewer investments in time deposits.

Interest expense for the three months ended March 31, 2020 increased by $26.7 million as compared to the prior year quarter, primarily due to interest expense incurred on senior notes acquired in the Rowan Transaction.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange gains of $3.8 million and losses of $0.3 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three-month periods ended March 31, 2020 and 2019, respectively. During the three-months ended March 31, 2020, the net foreign currency exchange gains were primarily attributable to Euro, Norwegian krone and Nigerian naira.

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

Our drilling rigs frequently move from one taxing jurisdiction to another to perform contract drilling services. In some instances, the movement of drilling rigs among taxing jurisdictions will involve the transfer of ownership of the drilling rigs among our subsidiaries. As a result of frequent changes in the taxing jurisdictions in which our drilling rigs are operated and/or owned, changes in the profitability levels and changes in tax laws, our consolidated effective income tax rate may vary substantially from one reporting period to another. In periods of declining profitability, our income tax expense may not decline proportionally with income, which could result in higher effective income tax rates. Further, we may continue to incur income tax expense in periods in which we operate at a loss.

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

Discrete income tax benefit for the three months ended March 31, 2020 was $164.4 million and was primarily attributable to a restructuring transaction, implementation of the U.S. Cares Act, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and other resolutions of prior year tax matters. Discrete income tax expense for the three months ended March 31, 2019 was $0.6 million and was attributable to unrecognized tax benefits associated with tax positions taken in prior years. Excluding the aforementioned discrete tax items, income tax expense for the three-month periods ended March 31, 2020 and 2019 was $12.4 million and $30.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our focus on liquidity and capital resources includes our cash position, debt levels and maturity profile and cost of capital. Based on our balance sheet, our contractual backlog and $1.3 billion available under our credit facility, we expect to fund our near term liquidity needs, including negative operating cash flows, debt service and other contractual obligations, anticipated capital expenditures, as well as working capital requirements, from cash, funds borrowed under our credit facility or other future financing arrangements. We currently expect that cash and cash equivalents and available funds under our credit facility are adequate to cover our liquidity requirements for at least the next twelve months.

Our credit facility is an integral part of our financial flexibility and liquidity. Our revolving credit facility requires compliance with covenants to maintain specified financial and guarantee coverage ratios, including a total debt to total capitalization ratio that is less than or equal to 60%. In the first quarter of 2020, we incurred impairments of $2.8 billion, which contributed to an increase in the total debt to total capitalization ratio to 52.1% as of March 31, 2020. We may incur additional material impairments as a result of declines in demand for offshore drilling rigs. As of March 31, 2020, if we incur additional impairments or experience additional losses in excess of approximately $1.7 billion in the near future, we would no longer be in compliance with such covenant. If we exceed the total debt to total capitalization covenant in our credit facility, further borrowings under the credit facility would not be permitted, absent a waiver, and all outstanding borrowings would become immediately due and payable by action of lenders holding a majority of the commitments under the credit facility. Any such acceleration would trigger a cross-acceleration event of default with respect to approximately $2.1 billion of our outstanding senior notes.

The credit facility generally limits us to no more than $200 million in available cash (including certain liquid investments as defined in the credit facility documents), and requires consent of all lenders for draws on the credit facility that would result in us having more than $200 million in available cash and liquid investments.  There can be no assurances that the lenders would approve borrowing requests that would result in us having more than $200 million in available cash and liquid investments.

Furthermore, the agent under the credit facility has reserved the right to assert that a material adverse effect has occurred based on changes in the oil market and certain company-specific operating incidents, including the drop of the blowout preventer stack off the VALARIS DS-8, disclosed above.  We do not believe that a material adverse effect has occurred, but there can be no assurance that the revolving lenders will not assert a material adverse effect as a basis to deny further borrowing requests.

We may rely on the issuance of debt in the future to supplement our liquidity needs. In the current market environment, however, we do not expect to have access to the capital markets on terms we would find favorable, if at all. We have engaged financial and legal advisors to assist us in, among other things, analyzing various alternatives to address our liquidity and capital structure. We may seek to extend our maturities and/or reduce the overall principal amount of our debt through exchange offers, other liability management, recapitalization and/or restructuring transactions. As part of the evaluation of alternatives, we also are engaged in discussions with our lenders and bondholders regarding the terms of a potential comprehensive restructuring of our indebtedness. Any comprehensive restructuring of our indebtedness and capital structure may require a substantial impairment or conversion of our indebtedness to equity, as well as impairment, losses or substantial dilution for our shareholders and other stakeholders. . We have the ability to issue debt that would be structurally senior to our currently outstanding debt, on both an unsecured and secured basis, subject to restrictions contained in our existing debt arrangements. Our liability management, recapitalization and/or restructuring efforts, if undertaken, may be unsuccessful or may not improve our financial position to the extent anticipated.

Our ability to maintain a sufficient level of liquidity to meet our financial obligations will also be dependent upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. For example, if demand for offshore drilling remains at current depressed levels or deteriorates further, our longer term ability to maintain a sufficient level of liquidity could be materially and adversely impacted, which could have a material adverse impact on our business, financial condition, results of operations, cash flows and our ability to repay or refinance our debt. For additional discussion of the risks associated with our indebtedness and current liquidity issues, please the discussion under “Risk Factors” in Item 1A of Part II of this Form 10-Q.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	March 31, 2020	December 31, 2019

Cash and cash equivalents	$184.9	$97.2
Available credit facility borrowing capacity	1,290.0	1,622.2
Total liquidity	$1,474.9	$1,719.4
Working capital	$220.4	$233.7
Current ratio	1.2	1.3

Cash and Debt

As of March 31, 2020, we had $6.8 billion of total debt principal outstanding, representing 52.1% of our total capitalization. We also had $184.9 million in cash and $1.3 billion of undrawn capacity under our credit facility, which expires in September 2022. The credit agreement governing the credit facility includes an accordion feature allowing us to increase future commitments up to an aggregate amount not to exceed $250.0 million, subject to the approval of the lenders agreeing to increase their commitments.

As of March 31, 2020, our principal debt maturities through 2024 include $122.9 million in 2020, $100.7 million in 2021, $620.8 million in 2022 and $1.8 billion in 2024.

During the three months ended March 31, 2020, our primary source of cash was $328.9 million in net borrowings under our credit facility. Our primary uses of cash for the same period were $204.4 million used in operating activities, $36.3 million for the construction, enhancement and other improvements of our drilling rigs and $9.7 million for the repurchase of outstanding debt on the open market.

During the three months ended March 31, 2019, our primary source of cash was $84.0 million from net maturities of short-term investments. Our primary uses of cash for the same period were $29.0 million for the construction, enhancement and other improvements of our drilling rigs and $24.4 million used in operating activities of continuing operations.

Cash Flow and Capital Expenditures

Our cash flow from operating activities and capital expenditures for the three-month periods ended March 31, 2020 and 2019 were as follows (in millions):

	2020	2019
Net cash used in operating activities	$(204.4)	$(24.4)
Capital expenditures
New rig construction	$2.2	$16.2
Rig enhancements	21.0	3.0
Minor upgrades and improvements	13.1	9.8
	$36.3	$29.0

Cash flows used in operating activities increased $180.0 million as compared to the prior year quarter primarily due to declining margins and interest on the debt assumed in the Rowan Transaction. As our remaining above-market contracts expire and we renegotiate contracts with customers, we expect our operating cash flows will remain negative in the near term.

Based on our current projections, we expect capital expenditures for the remainder of 2020 to approximate $85 million for newbuild construction, rig enhancement projects and minor upgrades and improvements. Approximately $11 million of our projected capital expenditures is reimbursable by our customers. Depending on market conditions and opportunities, we may reduce our planned expenditures or make additional capital expenditures to upgrade rigs for customer requirements.

We have two ultra-deepwater drillships under construction, VALARIS DS-13 and VALARIS DS-14, which are scheduled for delivery in September 2021 and June 2022, respectively.

The following table summarizes the estimated timing of our remaining contractual payments for our rigs under construction as of March 31, 2020 (in millions):

	2020	2021	2022	Thereafter	Total(1)
VALARIS DS-13(2)	$—	$83.9	$—	$—	$83.9
VALARIS DS-14(2)	—	—	165.0	—	165.0
	$—	$83.9	$165.0	$—	$248.9

(1)
Total commitments are based on fixed-price shipyard construction contracts, exclusive of our internal costs associated with project management, commissioning and systems integration testing. Total commitments also exclude holding costs and interest.

(2)
The delivery dates for the VALARIS DS-13 and VALARIS DS-14 are September 30, 2021 and June 30, 2022, respectively. We can elect to request earlier delivery in certain circumstances. The interest rate on the final milestone payments are 7% per annum from October 1, 2019, for the VALARIS DS-13, and from July 1, 2020, for the VALARIS DS-14, until the actual delivery dates. The final milestone payments and applicable interest are due at the delivery dates (or, if accelerated, the actual delivery dates) and are estimated to be approximately $313.3 million in aggregate for both rigs, inclusive of interest, assuming we take delivery on the delivery dates. In lieu of making the final milestone payments, we have the option to take delivery of the rigs and issue a promissory note for each rig to the shipyard owner for the amount due. The promissory notes will bear interest at a rate of 9% per annum with a maturity date of December 30, 2022 and will be secured by a mortgage on each respective rig. The remaining milestone payments for VALARIS DS-13 and VALARIS DS-14 are included in the table above in the period in which we expect to take delivery of the rig. However, we may elect to execute the promissory notes and defer payment until December 2022. If we issue the promissory note to the shipyard owner, we would also be required to provide a guarantee from Valaris plc.

Financing and Capital Resources

Debt to Capital

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	March 31, 2020	December 31, 2019

Total debt (1)	$6,844.2	$6,528.1
Total capital (2)	$13,142.5	$15,839.0
Total debt to total capital	52.1%	41.2%

(1)	Total debt consists of the principal amount outstanding and borrowings on our credit facility.

(2)	Total capital consists of total debt and Valaris shareholders' equity.
During the first quarter of 2020, our total debt principal increased by $316.1 million and total capital declined by $2.7 billion primarily as a result of borrowings on our credit facility and operating losses, inclusive of impairment of assets, respectively.

Open Market Repurchases

In early March 2020, we repurchased $12.8 million of our outstanding 4.70% Senior notes due 2021 on the open market for an aggregate purchase price of $9.7 million, excluding accrued interest, with cash on hand. As a result of the transaction, we recognized a pre-tax gain of $3.1 million net of discounts and debt issuance costs in other, net, in the consolidated statement of operations.

Senior Notes

On February 3, 2020, Rowan and Rowan Companies, Inc. ("RCI") transferred substantially all their assets on a consolidated basis to Valaris plc, Valaris plc became the obligor on the outstanding notes acquired in the Rowan Transaction and Rowan and RCI were relieved of their obligations under the notes and the related indenture. See "Note 10 - Debt" for additional information.

Revolving Credit

Our borrowing capacity under our credit facility is $1.6 billion through September 2022 of which $1.3 billion is available as of March 31, 2020. The credit agreement governing the credit facility includes an accordion feature allowing us to increase the future commitments by up to an aggregate amount not to exceed $250.0 million, subject to the approval of the lenders agreeing to increase their commitments.

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

As of March 31, 2020, we were in compliance in all material respects with our covenants under the credit facility. We expect to remain in compliance with our credit facility covenants during the next twelve months. We had $332.1 million outstanding under the credit facility, inclusive of $3.2 million in letters of credit, leaving a remaining $1.3 billion of undrawn capacity under our credit facility as of March 31, 2020.

Our access to credit and capital markets is limited because of current market conditions and our credit rating among other reasons. Our current credit ratings, and any additional actual or anticipated downgrades in our corporate credit ratings, or the credit ratings of our senior notes will restrict our ability to access credit and capital markets, or to restructure or refinance our indebtedness. In addition, future financings or refinancings will result in higher borrowing costs and may require collateral and/or more restrictive terms and covenants, which may further restrict our operations. Limitations on our ability to access credit and capital markets could have a material adverse impact on our financial position, operating results or cash flows.

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

The distribution of earnings to the joint-venture partners is at the discretion of the ARO Board of Managers, consisting of 50/50 membership of managers appointed by Saudi Aramco and managers appointed by us, with approval required by both shareholders. The timing and amount of any cash distributions to the joint-venture partners cannot be predicted with certainty and will be influenced by various factors, including the liquidity position and long-term capital requirements of ARO. ARO has not made a cash distribution of earnings to its partners since its formation. See "Note 4 - Equity Method Investment in ARO" for additional information on our investment in ARO and notes receivable from ARO.

The following table summarizes the maturity schedule of our notes receivable from ARO as of March 31, 2020 (in millions):

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

During 2018, our shareholders approved our current share repurchase program. Subject to certain provisions under English law, including the requirement of the Company to have sufficient distributable reserves, we may repurchase shares up to a maximum of $500.0 million in the aggregate from one or more financial intermediaries under the program, but in no case more than 16.3 million shares. The program terminates in May 2023. As of March 31, 2020, there had been no share repurchases under this program. Our credit facility prohibits us from repurchasing our shares, except in certain limited circumstances. Any share repurchases, outside of such limited circumstances, would require the amendment or waiver of such provision.

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
Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances.  As of March 31, 2020, we were contingently liable for an aggregate amount of $117.9 million under outstanding letters of credit which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of March 31, 2020, we had not been required to make any collateral deposits with respect to these agreements.

In connection with our 50/50 joint venture with ARO, we have a potential obligation to fund ARO for newbuild jackup rigs. In the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Each partner's commitment shall be reduced by the actual cost of each newbuild rig, on a proportionate basis. See "Note 4 - Equity Method Investment in ARO" for additional information on our joint venture with ARO.

Recent Tax Assessments

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101 million (approximately $62.0 million converted at current period-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42 million payment (approximately $29 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have recorded a $13.6 million liability for these assessments as of March 31, 2020. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.
See "Note 12 - Income Taxes" for additional information on recent tax assessments.

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of March 31, 2020, we had cash flow hedges outstanding to exchange an aggregate $206.4 million for various foreign currencies.

We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2020, we held derivatives not designated as hedging instruments to exchange an aggregate $65.0 million for various foreign currencies.

If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of March 31, 2020 would approximate $20.9 million. Approximately $5.1 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

We utilize derivatives and undertake foreign currency exchange rate hedging activities in accordance with our established policies for the management of market risk. We mitigate our credit risk related to counterparties of our derivatives through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and by entering into ISDA Master Agreements, which include provisions for a legally enforceable master netting agreement, with our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events or set-off provisions. Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

We do not enter into derivatives for trading or other speculative purposes. We believe that our use of derivatives and related hedging activities reduces our exposure to foreign currency exchange rate risk and does not expose us to material credit risk or any other material market risk. All of our derivatives mature during the next 18 months. See "Note 8 - Derivative Instruments" for additional information on our derivative instruments.
CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2019, included in our annual report on Form 10-K filed with the SEC on February 21, 2020. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our condensed consolidated financial statements.

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of property and equipment, income taxes and pension and other post-retirement benefits. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2019. During the three months ended March 31, 2020, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

New Accounting Pronouncements

See Note 1 - Unaudited Condensed Consolidated Financial Statements to our condensed consolidated financial statements included in "Item 1. Financial Information" for information on new accounting pronouncements.
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

Based on their evaluation as of March 31, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Controls – There have been no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

In 2019, we completed our merger with Rowan (See "Note 3 - Rowan Transaction" for more information). We are currently integrating Rowan into our operations and internal control processes and, pursuant to the SEC's guidance that a recently acquired business may be excluded from the scope of an assessment of internal control over financial reporting in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2019 excludes Rowan to the extent not integrated into our control environment.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

UMB Bank Lawsuit

On March 19, 2020, UMB Bank (“UMB”), the purported indenture trustee for four series of Valaris notes, filed a lawsuit in Harris County District Court in Houston, Texas.  The lawsuit was filed against Valaris plc, two legacy Rowan entities, two legacy Ensco entities and the individual directors of the two legacy Rowan entities. The complaint alleges, among other things, breach of fiduciary duty, aiding and abetting breach of fiduciary duty and fraudulent transfer in connection with certain intercompany transactions occurring after completion of the Rowan merger and the Rowan entities’ guarantee of Valaris’ revolving credit facility.  In addition to an unspecified amount of damages, the lawsuit seeks to void and undo all historical transfers of cash or other assets from legacy Rowan entities to Valaris and its other subsidiaries and the internal reorganization transaction.  We and the other defendants intend to vigorously defend ourselves in the proceeding. On April 13, 2020, certain defendants that had been served by that date filed a plea to the jurisdiction, which seeks dismissal of the lawsuit on the grounds that the prior trustee was not properly removed and UMB was not properly appointed as trustee prior to filing the lawsuit. At this time, we are unable to predict the outcome of this matter or estimate the extent to which we may be exposed to any resulting liability. Although we do not expect final disposition of this matter to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of the proceedings.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2017, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $112,000 liability related to these matters was included in accrued liabilities and other on our condensed consolidated balance sheet as of March 31, 2020.

We currently are subject to a pending administrative proceeding initiated during 2009 by a Spanish government authority seeking payment in an aggregate amount of approximately $3.0 million, for an alleged environmental spill originating from VALARIS 5006 while it was operating offshore Spain. Our customer has posted guarantees with the Spanish government to cover potential penalties. Additionally, we expect to be indemnified for any payments resulting from this incident by our customer under the terms of the drilling contract. A criminal investigation of the incident was initiated during 2010 by a prosecutor in Tarragona, Spain, and the administrative proceedings have been suspended pending the outcome of this investigation. In May 2019, we were informed that the criminal investigation has been completed. The six-month period for the Spanish government to resume administrative proceedings ended in November 2019, and such proceedings did not resume.

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
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, you should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our annual report on Form 10-K for the year ended December 31, 2019, which contains descriptions of significant factors that may cause our future operating results to differ materially from those currently expected.
We may not be able to regain compliance with the continued listing requirements of the NYSE.
On April 15, 2020, we were notified by the NYSE that the average closing price of our Class A ordinary shares was below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required to maintain listing on NYSE. We have until late December 2020 to regain compliance with the NYSE’s minimum share price requirement, during which time our shares would continue to be listed and traded on the NYSE, subject to our compliance with other continued listing standards. In order to regain compliance, on the last trading day of any calendar month during the cure period, our shares must have: (i) a closing price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month. If we fail to regain compliance with Section 802.01C of the NYSE Listed Company Manual by the end of the cure period, the shares will be subject to the NYSE’s suspension and delisting procedures. A delisting of our shares from the NYSE could negatively impact us by, among other things, reducing the liquidity and market price of our shares, reducing the number of investors willing to hold or acquire our shares and limiting our ability to issue securities or obtain financing in the future. If our shares are delisted from the NYSE and not concurrently listed on Nasdaq, the holders of our 2024 Convertible Notes would have the right to require us to repurchase the notes at a price equal to the principal amount thereof plus accrued interest to the repurchase date.
We have engaged financial and legal advisers to assist us in, among other things, analyzing various alternatives to address our liquidity and capital structure.
We have engaged financial and legal advisors to assist us in, among other things, analyzing various alternatives to address our liquidity and capital structure. We may seek to extend our maturities and/or reduce the overall principal amount of our debt through exchange offers, other liability management, recapitalization and/or restructuring transactions. As part of the evaluation of alternatives, we also are engaged in discussions with our lenders and bondholders regarding the terms of a potential comprehensive restructuring of our indebtedness. Any comprehensive restructuring of our indebtedness and capital structure may require a substantial impairment or conversion of our indebtedness to equity, as well as impairment, losses or substantial dilution for our shareholders and other stakeholders, which may result in our shareholders receiving minimal, if any, recovery for their existing shares and may place our shareholders at significant risk of losing some or all of their investment.
The outcome of our restructuring discussions and other efforts to address our liquidity and capital structure is uncertain and could adversely affect our business, financial condition and results of operations and may impair our ability to continue as a going concern.
Our inability to comply with the financial covenants in our revolving credit facility would result in a default under the facility, which could result in an acceleration of all of our outstanding borrowings under the facility and certain series of our senior notes.
Our revolving credit facility requires compliance with covenants to maintain specified financial and guarantee coverage ratios, including a total debt to total capitalization ratio that is less than or equal to 60%. For the first quarter of 2020, we incurred impairments of $2.8 billion, and as of March 31, 2020, the total debt to total capitalization ratio was 52.1%. If activity levels of our customers remain at significantly depressed levels or further deteriorate, we could incur additional material impairments in future periods, which likely would result in our not being able to comply with such financial covenant. If we incur impairments or experience additional losses in the near future in excess of approximately $1.7 billion we would no longer be in compliance with such covenant.
If we exceed the total debt to total capitalization covenant in our credit facility, further borrowings under the credit facility would not be permitted, absent a waiver, and all outstanding borrowings would become immediately due and payable by actions of lenders holding a majority of the commitments under the credit facility. Any such acceleration would trigger a cross-acceleration event of default with respect to approximately $2.1 billion of our outstanding senior notes. The credit facility generally limits us to no more than $200 million in available cash (including certain liquid investments as defined in the credit facility documents), and requires consent of all lenders for draws on the credit facility that would result in our having more than $200 million in available cash and liquid investments. There can be no assurances that the lenders would approve borrowing requests that would result in our having more than $200 million in available cash and liquid investments.
Furthermore, the agent under the revolving facility has reserved the right to assert that a material adverse effect has occurred based on changes in the oil market and certain company-specific operating incidents, including the drop of the blowout preventer stack off the VALARIS DS-8, discussed above.  We do not believe that a material adverse effect has occurred, but there can be no assurance that the revolving lenders will not assert a material adverse effect as a basis to deny further borrowing requests.
While we may seek to take certain corrective measures to maintain compliance with the total debt to total capitalization ratio covenant, there is no assurance that these measures will be effective or available to us. Any corrective measures that we do implement may prove inadequate and could have negative long-term consequences for our business.
If we are unable to satisfy our obligations with respect to our indebtedness, we may be unable to continue as a going concern.
If we fail to satisfy our obligations with respect to our indebtedness or fail to comply with the financial and other restrictive covenants contained in our revolving credit facility, an event of default could result, which would permit acceleration of our debt. In the event our debt is accelerated, the outstanding borrowings under our revolving credit facility and approximately $2.1 billion of our outstanding senior notes would become due immediately. Such event could raise substantial doubt about our ability to continue as a going concern. There is no assurance that any particular actions with respect to refinancing or restructuring our indebtedness or curing potential defaults under our revolving credit facility could be completed or would be sufficient. Any such actions may have a material adverse effect on the value of our Class A ordinary shares.

The coronavirus pandemic and recent developments in the oil and gas industry could adversely impact our financial condition and results of operations.
In March 2020, the World Health Organization classified the coronavirus outbreak as a pandemic. To date, the pandemic and related public health measures implemented by governments worldwide have negatively impacted the macroeconomic environment and have resulted in significant financial market volatility. Global oil demand has fallen sharply at the same time global oil supply has increased as a result of certain oil producers competing for market share, leading to a supply glut. As a consequence, Brent crude oil has fallen from around $60 per barrel at year-end 2019 to around $20 per barrel as of mid-April 2020. In response to dramatically reduced oil price expectations for the near term, our customers are reviewing and in most cases lowering significantly, their capital expenditure plans in light of revised pricing expectations.
The full impact that the pandemic and the precipitous decline in oil prices will have on our results of operations, financial condition, liquidity and cash flows is uncertain due to numerous factors, including the duration and severity of the outbreak, the duration of the price decline, and the extent of disruptions to our operations. To date, there have been various impacts from the pandemic and drop in oil prices, including contract cancellations or the cancellation of drilling programs by operators, contract concessions, stacking rigs, inability to change crews due to travel restrictions, and workforce reductions. Our operations and business may be subject to further disruptions as a result of the spread of coronavirus among our workforce, the extension or imposition of further public health measures affecting supply chain and logistics, and the impact of the pandemic on key customers, suppliers, and other counterparties.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of our repurchases of equity securities during the quarter ended March 31, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Securities Repurchased(1)	Average Price Paid per Security	Total Number of Securities Repurchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Repurchased Under Plans or Programs

January 1 - January 31	10,844	$6.36	—	$500,000,000
February 1 - February 29	169,613	$3.38	—	$500,000,000
March 1 - March 31	83,283	$2.64	—	$500,000,000
Total	263,740	$3.27	—

(1)
During the three months ended March 31, 2020, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
Our shareholders approved a repurchase program at our annual shareholder meeting held in May 2018. Subject to certain provisions under English law, including the requirement of Valaris plc to have sufficient distributable reserves, we may repurchase up to a maximum of $500.0 million in the aggregate from one or more financial intermediaries under the program, but in no case more than 16.3 million shares. The program terminates in May 2023. As of March 31, 2020, there had been no share repurchases under the repurchase program. The program terminates in May 2023. Our revolving credit facility prohibits the repurchase of shares for cash, except in certain limited circumstances.

Item 6.   Exhibits

Exhibit Number	Exhibit
** 4.1
Tenth Supplemental Indenture, dated February 3, 2020, between Rowan Companies LLC, Rowan Companies Limited, Valaris plc and U.S. Bank National Association, as Trustee, under the indenture dated July 21, 2009 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 3, 2020, File No. 1-8097).

** 10.1
Cooperation and Support Agreement between Valaris plc and Luminus Management LLC, effective January 24, 2020, (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 27, 2020, File No. 1-8097)

* 10.2	Form of 2020 Performance Unit Award Agreement (CEO)
* 10.3	Form of 2020 Performance Unit Award Agreement (Non-UK resident Executives)
* 10.4	Form of 2020 Performance Unit Award Agreement (UK resident Executives)
* 10.5	Form of 2020 Restricted Share Unit Award Agreement (CEO)
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*   Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris plc

Date:	April 30, 2020	/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Executive Vice President and Chief Financial Officer (duly authorized officer)