Form 10-Q
period 2020-06-30
Valaris plc
filed 2020-07-30
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________

Commission File Number 1-8097
 Valaris plc
(Exact name of registrant as specified in its charter)

England and Wales		98-0635229
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

110 Cannon Street
London,	England	EC4N 6EU
(Address of principal executive offices)		(Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, U.S. $0.40 par value	VAL	New York Stock Exchange
4.70% Senior Notes due 2021	VAL21	New York Stock Exchange
4.875% Senior Notes due 2022	VAL/22	New York Stock Exchange
4.50% Senior Notes due 2024	VAL24	New York Stock Exchange
4.75% Senior Notes due 2024	VAL/24	New York Stock Exchange
8.00% Senior Notes due 2024	VAL24A	New York Stock Exchange
5.20% Senior Notes due 2025	VAL25A	New York Stock Exchange
7.375% Senior Notes due 2025	VAL/25	New York Stock Exchange
7.75% Senior Notes due 2026	VAL26	New York Stock Exchange
5.4% Senior Notes due 2042	VAL/42	New York Stock Exchange
5.75% Senior Notes due 2044	VAL44	New York Stock Exchange
5.85% Senior Notes due 2044	VAL/44	New York Stock Exchange

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

As of July 24, 2020, there were 199,430,217 Class A ordinary shares of the registrant issued and outstanding.

VALARIS PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "likely," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; our ability to continue to meet the financial covenants in our debt agreements and continue as a going concern; the success of our ongoing efforts to develop and implement a restructuring of our capital structure; expected utilization, day rates, revenues, operating expenses, cash flow, contract terms, contract backlog, capital expenditures, insurance, financing and funding; the effect, impact, potential duration and other implications of the COVID-19 global pandemic; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effects of declines in commodity prices; expected work commitments, awards and contracts; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; future rig construction (including work in progress and completion thereof), enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; performance of our joint venture with Saudi Arabian Oil Company ("Saudi Aramco"); expected divestitures of assets; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory complexity; the outcome of tax disputes, assessments and settlements; our program to high-grade the rig fleet by investing in new equipment and divesting selected assets and underutilized rigs; synergies and expected additional cost savings; dividends; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.

Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, particularly in light of difficult market conditions, our projected negative cash flows in 2020 and highly leveraged balance sheet, including:

•
our failure to satisfy the obligations with respect to our indebtedness, including our missed interest payments and other cross-defaults or payment defaults, and any expiration of the related forbearance and waiver agreements with our lenders and bondholders, which have raised substantial doubt about our ability to continue as a going concern;

•
the outcome of any discussions with our lenders and bondholders regarding the terms of a potential restructuring of our indebtedness or reorganization of the Company and any resulting dilution for our shareholders;

•
the COVID-19 global pandemic, the related public health measures implemented by governments worldwide and the decline in oil prices during 2020, including the duration and severity of the outbreak, the duration of the price and demand decline and the extent of disruptions to our operations;

•	the dispute over production levels among members of the Organization of Petroleum Exporting Countries and other oil and gas producing nations (“OPEC+”);

•
decreases in levels of drilling activity and capital expenditures by our customers, whether as a result of the global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;

•
delays in contract commencement dates or cancellation, suspension, renegotiation or termination (with or without cause) of drilling contracts or drilling programs as a result of general and industry-specific economic conditions, mechanical difficulties, performance or other reasons;

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

•
the reaction of our customers, prospective customers, suppliers and service providers to the increased performance and credit risks associated with our constrained liquidity position and capital structure, which reflects a recently increased risk of bankruptcy or insolvency proceedings;

•
potential delisting of our Class A ordinary shares from the New York Stock Exchange ("NYSE") if we fail to satisfy the NYSE's minimum share price requirement, which could result in the holders of our 2024 Convertible Notes having the right to require us to repurchase the notes at a price equal to the principal amount thereof plus accrued interest to the repurchase date;

•
our ability to attract and retain skilled personnel on commercially reasonable terms, whether due to labor regulations, unionization, or otherwise, or to retain employees, customers or suppliers as a result of our financial condition generally or as a result of a potential restructuring of our indebtedness or reorganization of the Company;

•	internal control risk due to significant employee reductions;

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
In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report and "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2019, as updated in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which is available on the U.S. Securities and Exchange Commission website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Valaris plc:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Valaris plc and subsidiaries (the Company, formerly known as Ensco Rowan plc and Ensco plc) as of June 30, 2020, the related condensed consolidated statements of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2020 and 2019, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
Inability to Continue as a Going Concern
As indicated in Note 1 of the Company's unaudited condensed consolidated interim financial information as of June 30, 2020 and for the three-month and six-month periods then ended, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying unaudited and condensed consolidated interim financial information does not include any adjustments that might result from the outcome of this uncertainty.
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
July 30, 2020

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
OPERATING REVENUES	$388.8	$583.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	370.7	500.3
Loss on impairment	838.0	2.5
Depreciation	131.5	157.9
General and administrative	62.6	81.2
Total operating expenses	1,402.8	741.9
EQUITY IN EARNINGS OF ARO	(5.2)	.6
OPERATING LOSS	(1,019.2)	(157.4)
OTHER INCOME (EXPENSE)
Interest income	5.7	11.9
Interest expense, net	(116.2)	(118.3)
Other, net	5.1	703.7
	(105.4)	597.3
INCOME (LOSS) BEFORE INCOME TAXES	(1,124.6)	439.9
PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax expense	13.8	21.2
Deferred income tax expense (benefit)	(29.6)	11.4
	(15.8)	32.6
NET INCOME (LOSS)	(1,108.8)	407.3
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1.4	(1.8)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(1,107.4)	$405.5
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED	$(5.58)	$2.09
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	198.6	188.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING REVENUES	$845.4	$989.8
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	846.7	832.9
Loss on impairment	3,646.2	2.5
Depreciation	296.0	282.9
General and administrative	116.0	110.8
Total operating expenses	4,904.9	1,229.1
EQUITY IN EARNINGS OF ARO	(11.5)	.6
OPERATING LOSS	(4,071.0)	(238.7)
OTHER INCOME (EXPENSE)
Interest income	10.5	15.4
Interest expense, net	(229.4)	(199.3)
Other, net	5.6	706.0
	(213.3)	522.1
INCOME (LOSS) BEFORE INCOME TAXES	(4,284.3)	283.4
PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax expense (benefit)	(58.7)	46.8
Deferred income tax expense (benefit)	(109.1)	17.3
	(167.8)	64.1
NET INCOME (LOSS)	(4,116.5)	219.3
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2.8	(4.2)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(4,113.7)	$215.1
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED	$(20.75)	$1.40
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	198.3	148.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
NET INCOME (LOSS)	$(1,108.8)	$407.3
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	4.8	(1.6)
Reclassification of net (gains) losses on derivative instruments from other comprehensive income (loss) into net income (loss)	(10.9)	1.8
NET OTHER COMPREHENSIVE INCOME (LOSS)	(6.1)	.2
COMPREHENSIVE INCOME (LOSS)	(1,114.9)	407.5
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1.4	(1.8)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(1,113.5)	$405.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
NET INCOME (LOSS)	$(4,116.5)	$219.3
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	(8.1)	(1.6)
Reclassification of net (gains) losses on derivative instruments from other comprehensive income (loss) into net income (loss)	(11.0)	3.4
Other	(.4)	(.1)
NET OTHER COMPREHENSIVE INCOME (LOSS)	(19.5)	1.7
COMPREHENSIVE INCOME (LOSS)	(4,136.0)	221.0
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2.8	(4.2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(4,133.2)	$216.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$202.0	$97.2
Accounts receivable, net	363.3	520.7
Other current assets	500.8	446.5
Total current assets	1,066.1	1,064.4
PROPERTY AND EQUIPMENT, AT COST	13,220.3	18,393.8
Less accumulated depreciation	2,027.7	3,296.9
Property and equipment, net	11,192.6	15,096.9
LONG-TERM NOTES RECEIVABLE FROM ARO	452.8	452.9
INVESTMENT IN ARO	117.2	128.7
OTHER ASSETS	210.2	188.3
	$13,038.9	$16,931.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$151.9	$288.2
Accrued liabilities and other	398.1	417.7
Current maturities of long-term debt	2,518.1	124.8
Total current liabilities	3,068.1	830.7
LONG-TERM DEBT	4,092.2	5,923.5
OTHER LIABILITIES	693.2	867.4
COMMITMENTS AND CONTINGENCIES
VALARIS SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.40 par value, 206.1 and 205.9 million shares issued as of June 30, 2020 and December 31, 2019	82.5	82.4
Class B ordinary shares, £1 par value, 50,000 shares issued as of June 30, 2020 and December 31, 2019	.1	.1
Additional paid-in capital	8,639.9	8,627.8
Retained (deficit) earnings	(3,442.0)	671.7
Accumulated other comprehensive (loss) income	(13.3)	6.2
Treasury shares, at cost, 6.8 million and 7.9 million shares as of June 30, 2020 and December 31, 2019	(76.8)	(77.3)
Total Valaris shareholders' equity	5,190.4	9,310.9
NONCONTROLLING INTERESTS	(5.0)	(1.3)
Total equity	5,185.4	9,309.6
	$13,038.9	$16,931.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(4,116.5)	$219.3
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on impairment	3,646.2	2.5
Depreciation expense	296.0	282.9
Deferred income tax expense (benefit)	(109.1)	17.3
Debt discounts and other	28.8	8.7
Share-based compensation expense	13.5	19.2
Amortization, net	12.2	(17.3)
Equity in earnings of ARO	11.5	(.6)
(Gain on) adjustment to bargain purchase	6.3	(712.8)
Other	(2.7)	2.9
Changes in operating assets and liabilities	(156.7)	(111.5)
Contributions to pension plans and other post-retirement benefits	(10.6)	(4.0)
Net cash used in operating activities	(381.1)	(293.4)
INVESTING ACTIVITIES
Additions to property and equipment	(67.1)	(134.8)
Net proceeds from disposition of assets	13.8	4.5
Maturities of short-term investments	—	339.0
Rowan cash acquired	—	931.9
Purchases of short-term investments	—	(145.0)
Net cash provided by (used in) investing activities	(53.3)	995.6
FINANCING ACTIVITIES
Borrowings on credit facility	566.0	—
Repayments of credit facility borrowings	(15.0)	—
Reduction of long-term borrowings	(9.7)	—
Debt solicitation fees	—	(8.7)
Cash dividends paid	—	(4.5)
Other	(1.9)	(4.7)
Net cash provided by (used in) financing activities	539.4	(17.9)
Effect of exchange rate changes on cash and cash equivalents	(.2)	(.3)
INCREASE IN CASH AND CASH EQUIVALENTS	104.8	684.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	97.2	275.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$202.0	$959.1

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

We prepared the accompanying condensed consolidated financial statements of Valaris plc and subsidiaries (the "Company," "Valaris," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2019 condensed consolidated balance sheet data was derived from our 2019 audited consolidated financial statements but does not include all disclosures required by GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

The financial data for the three and six months ended June 30, 2020 and 2019 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2020. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020.

Going Concern

Following several years of market volatility beginning with oil price declines in 2014, as we entered 2020, we expected that volatility to continue over the near-term with the expectation that long-term oil prices would remain at levels sufficient to support a continued gradual recovery in the demand for offshore drilling services. We were focused on opportunities to put our rigs to work, manage liquidity, extend our financial runway, and reduce debt as we sought to navigate the extended market downturn and improve our balance sheet. Recognizing our ability to maintain a sufficient level of liquidity to meet our financial obligations depended upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, we had significant financial flexibility within our capital structure to support our liability management efforts. Since then, the combined effects of the global COVID-19 pandemic, the significant decline in the demand for oil and the substantial surplus in the supply of oil have resulted in significantly reduced demand and day rates for offshore drilling provided by the Company and increased uncertainty regarding long-term market conditions.

The development of COVID-19 into a pandemic, the actions taken to mitigate the spread of COVID-19 by governmental authorities around the world and the risk of infection have altered, and are expected to continue to alter, policies of governments and companies and behaviors of customers around the world in ways that we anticipate will have a significant negative effect on oil consumption, with measures such as government-imposed or voluntary social distancing and quarantining, reduced travel and remote work policies. At the start of the COVID-19 pandemic and related mitigation efforts, disagreements developed within OPEC+ as certain oil producers competing for market share initiated efforts to aggressively increase oil production, thereby increasing inventory levels even further. The convergence of these events resulted in a significant decline in the demand for oil and a substantial surplus in the supply of oil in the first half of 2020, leading oil producers to cancel or shorten the duration of many of the Company's 2020 drilling contracts, cancel future drilling programs and seek pricing and other contract concessions. As a result, the Company's earnings, cash flows and rig values were significantly, adversely impacted in the six months ended June 30, 2020. Although OPEC+ agreed in April 2020 to reduce production, the continued decreased demand for crude oil and historically low oil prices are expected to continue for the foreseeable future. Such challenging conditions had, and are expected to continue to have, a significant impact on our business, operations and financial condition in various respects, including substantially reducing demand for our services.

These events have had a meaningful adverse impact on our current and expected liquidity position and financial runway. The Company did not make interest payments due in June and July 2020 on the Defaulted Notes (as defined herein). The June 2020 missed interest payments represent a default or event of default under the Defaulted Notes. An aggregate of approximately $2.1 billion is outstanding under the Defaulted Notes. Pursuant to the Second A&R Waiver (as defined herein), the lenders under our revolving credit facility have waived certain defaults and events of default under the revolving credit facility, including in relation to the non-payment of interest on the Defaulted Notes, and pursuant to the Forbearance Agreement (as defined herein), certain holders of our senior notes have agreed to forbear from the exercise of certain rights and remedies that they have with respect to certain specified defaults and events of defaults (including cross-defaults). The Second A&R Waiver and the Forbearance Agreement each terminate automatically on August 3, 2020. See “Note 10 - Debt” for a description of the terms of the Second A&R Waiver and the Forbearance Agreement.

Based on our evaluation of the circumstances described above, coupled with significant asset impairments (See Note 6 - "Property and Equipment") and substantial borrowings on our revolving credit facility, we determined that there was a significant level of uncertainty as to whether we will be in compliance over the next 12 months with covenants to maintain specified financial and guarantee coverage ratios, including a total debt to total capitalization ratio that is less than or equal to 60%. If we exceed the total debt to total capitalization covenant in our revolving credit facility, further borrowings under the revolving credit facility would not be permitted, absent a waiver in respect of the resulting event of default from the breach of the total debt to total capitalization covenant, and all outstanding borrowings could become immediately due and payable by actions of lenders holding a majority of the commitments under the revolving credit facility. Any such acceleration would trigger a cross-acceleration event of default with respect to approximately $2.1 billion outstanding under the Defaulted Notes. In addition to the approximately $58.5 million of missed interest payments on the Defaulted Notes discussed above, there is substantial uncertainty whether we will pay $79.2 million of interest on other series of outstanding notes on or prior to August 15, 2020 together with the $122.9 million outstanding principal amount of our 6.875% Senior Notes due on August 15, 2020. Therefore, due to the uncertainty as to our ability to comply with our debt covenants over the next 12 months and the related potential for cross-covenant defaults, we concluded that there is a substantial doubt regarding our ability to continue as a going concern within one year after the date that the financial statements are issued.

We are actively pursuing a variety of transactions and cost-cutting measures, including, but not limited to, further reductions in corporate overhead and discretionary expenditures, another potential waiver from lenders under, or amendment to, our revolving credit facility, another potential forbearance from holders of our senior notes, further reductions in capital expenditures and increased focus on operational efficiencies. We are also actively negotiating with certain holders of our senior notes and the lenders under our revolving credit facility regarding a comprehensive restructuring of our indebtedness. While there can be no assurances as to ultimate timing, we expect our restructuring is likely to be implemented imminently through cases under Chapter 11 of the U.S. Bankruptcy Code and that our restructuring may result in cancellation of existing equity interests and little or no recovery to existing shareholders.

In light of the foregoing, the unaudited condensed consolidated financial statements included herein were prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might be necessary should we be unable to continue as a going concern. We will continue to evaluate our going concern assessment in connection with future periodic reports.

New Accounting Pronouncements

Recently adopted accounting standards

Credit Losses - In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Update 2016-13"), which requires companies to measure credit losses of financial instruments, including customer accounts receivable, utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to the issuance of Update 2016-13, the FASB issued several additional Accounting Standard Updates to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. We adopted Update 2016-13 effective January 1, 2020 with no material impact to our financial statements upon adoption as our previously estimated reserves were in line with expected credit losses calculated under Update 2016-13.

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

Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("Update 2020-04"), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in Update 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients and that are retained through the end of the hedging relationship. The provisions in Update 2020-04 are effective upon issuance and can be applied prospectively through December 31, 2022. We are in the process of evaluating the impact this amendment will have on our consolidated financial statements.

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

Our drilling service provided under each drilling contract is a single performance obligation satisfied over time and comprised of a series of distinct time increments, or service periods. Total revenue is determined for each individual drilling contract by estimating both fixed and variable consideration expected to be earned over the contract term. Fixed consideration generally relates to activities such as mobilization, demobilization and capital upgrades of our rigs that are not distinct performance obligations within the context of our contracts and is recognized on a straight-line basis over the contract term. Variable consideration generally relates to distinct service periods during the contract term and is recognized in the period when the services are performed.

The amount estimated for variable consideration is only recognized as revenue to the extent that it is probable that a significant reversal will not occur during the contract term. We have applied the optional exemption afforded in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and have not disclosed the variable consideration related to our estimated future day rate revenues. The remaining duration of our drilling contracts based on those in place as of June 30, 2020 was between approximately one month and four years.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	June 30, 2020	December 31, 2019
Current contract assets	$6.6	$3.5
Noncurrent contract assets	$.5	$—
Current contract liabilities (deferred revenue)	$31.5	$30.0
Noncurrent contract liabilities (deferred revenue)	$11.2	$9.7
Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2019	$3.5	$39.7
Revenue recognized in advance of right to bill customer	4.6	—
Increase due to cash received	—	23.5
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(17.5)
Decrease due to amortization of deferred revenue that was added during the period	—	(3.0)
Decrease due to transfer to receivables during the period	(1.0)	—
Balance as of June 30, 2020	$7.1	$42.7

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. Such costs are deferred and amortized on a straight-line basis over the contract term. Demobilization costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred. Deferred contract costs were included in other current assets and other assets on our condensed consolidated balance sheets and totaled $20.8 million and $19.7 million as of June 30, 2020 and December 31, 2019, respectively. During the three and six months ended June 30, 2020, amortization of such costs totaled $17.5 million and $28.9 million, respectively. During the three and six months ended June 30, 2019, amortization of such costs totaled $14.7 million and $21.1 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in other current assets and other assets on our condensed consolidated balance sheets and totaled $9.5 million and $10.8 million as of June 30, 2020 and December 31, 2019, respectively. During the three and six months ended June 30, 2020, amortization of such costs totaled $2.6 million and $5.7 million, respectively. During the three and six months ended June 30, 2019, amortization of such costs totaled $2.8 million and $5.7 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

Our contract liabilities and deferred costs are amortized on a straight-line basis over the contract term or corresponding certification period to operating revenues and contract drilling expense, respectively. Expected future amortization of our contract liabilities and deferred costs recorded as of June 30, 2020 is set forth in the table below (in millions):

	Remaining 2020	2021	2022	2023 and Thereafter	Total
Amortization of contract liabilities	$21.6	$17.2	$3.9	$—	$42.7
Amortization of deferred costs	$15.7	$11.1	$3.2	$.3	$30.3

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

(1)
The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities, primarily related to long-lived assets, deferred income taxes and uncertain tax positions. The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the Transaction Date and did not result from subsequent intervening events. The adjustments recorded resulted in a $6.3 million decline to bargain purchase gain during the first quarter of 2020 and are included in other, net, in our condensed consolidated statements of operations for the six months ended June 30, 2020.

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

As a result of a price concession negotiated following the onset of the COVID-19 pandemic, on one of our bare boat charter agreements for a rig leased to our 50/50 joint venture with Saudi Aramco ("ARO"), we recognized a $5.7 million impairment to the related contract intangible during the quarter ending June 30, 2020. The impairment was included in loss on impairment in our condensed consolidated statements of operations for the three and six months ended June 30, 2020.

Amortization of the intangible assets and liabilities resulted in a net reduction of operating revenues of $0.6 million and $1.9 million for the three and six months ended June 30, 2020. The remaining balance of intangible assets and liabilities of $3.8 million and $0.9 million, respectively, was included in other assets and other liabilities, respectively, on our condensed consolidated balance sheet as of June 30, 2020. These balances will be amortized to operating revenues over the respective remaining contract terms on a straight-line basis. As of June 30, 2020, the remaining term of the underlying contracts is approximately 1.5 years. Amortization of these intangibles is expected to result in a reduction to revenue of $0.9 million and $2.0 million for the remainder of 2020 and 2021, respectively.

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

During 2019, the Luxembourg tax authorities issued aggregate tax assessments totaling approximately €142.0 million (approximately $159.6 million converted using the current period-end exchange rate) related to tax years 2014, 2015 and 2016 for several of Rowan's Luxembourg subsidiaries. As a result of our review and analysis of facts and circumstances that existed at the Transaction Date, we recognized liabilities related to the Luxembourg tax assessments totaling €93.0 million (approximately $104.5 million converted using the current period-end exchange rates).

Transaction-related costs

Transaction-related costs were expensed as incurred and consisted of various advisory, legal, accounting, valuation and other professional or consulting fees totaling $15.0 million and $17.8 million for the three and six months ended June 30, 2019. These costs were included in general and administrative expense in our condensed consolidated statement of operations.

Revenue and Earnings of Rowan

Our condensed consolidated statements of operations for the three and six months ended June 30, 2019 include revenues of $147.2 million and a net loss of $95.3 million associated with Rowan's operations from the Transaction Date through June 30, 2019.

Unaudited Pro Forma Impact of the Rowan Transaction

The following unaudited supplemental pro forma results present consolidated information as if the Rowan Transaction was completed on January 1, 2019. The pro forma results include, among others, (i) the amortization associated with acquired intangible assets and liabilities, (ii) a reduction in depreciation expense for adjustments to property and equipment, (iii) the amortization of premiums and discounts recorded on Rowan's debt, (iv) removal of the historical amortization of unrealized gains and losses related to Rowan's pension plans and (v) the amortization of basis differences in assets and liabilities of ARO. The pro forma results do not include any potential synergies or non-recurring charges that may result directly from the Rowan Transaction.

(in millions, except per share amounts)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenues	$599.0	$1,179.5
Net loss	$(271.3)	$(591.8)
Loss per share - basic and diluted	$(1.38)	$(3.02)

(1)
Pro forma net loss and loss per share were adjusted to exclude an aggregate $71.5 million and $80.8 million of transaction-related and integration costs incurred during the three and six months ended June 30, 2019, respectively, and the estimated $712.8 million bargain purchase gain.

Note 4 - Equity Method Investment in ARO

Background

ARO, a company that owns and operates offshore drilling rigs in Saudi Arabia, was formed and commenced operations in 2017 pursuant to the terms of an agreement entered into by Rowan and Saudi Aramco to create a 50/50 joint venture ("Shareholder Agreement"). Pursuant to the Rowan Transaction, Valaris acquired Rowan's interest in ARO making Valaris a 50% partner. ARO owns seven jackup rigs and leases nine rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO. As of June 30, 2020, all nine of the leased rigs were operating under three-year drilling contracts with Saudi Aramco. The seven rigs owned by ARO, previously purchased from Rowan and Saudi Aramco, are currently operating under contracts with Saudi Aramco for an aggregate 15 years, renewed and re-priced every three years, provided that the rigs meet the technical and operational requirements of Saudi Aramco.
Valaris and Saudi Aramco have agreed to take all steps necessary to ensure that ARO purchases at least 20 newbuild jackup rigs ratably over an approximate 10 -year period. In January 2020, ARO ordered the first two newbuild jackups, each with a shipyard price of $176 million, for delivery scheduled in 2022. The partners intend for the newbuild jackup rigs to be financed out of available cash from ARO's operations and/or funds available from third-party debt financing. In the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Each partner's commitment shall be reduced by the actual cost of each newbuild rig, on a proportionate basis. The partners agreed that Saudi Aramco, as a customer, will provide drilling contracts to ARO in connection with the acquisition of the newbuild rigs. The initial contracts provided by Saudi Aramco for each of the newbuild rigs will be for an eight-year term. The day rate for the initial contracts for each newbuild rig will be determined using a pricing mechanism that targets a six-year payback period for construction costs on an EBITDA basis. The initial eight-year contracts will be followed by a minimum of another eight years of term, re-priced in three-year intervals based on a market pricing mechanism.

Upon establishment of ARO, Rowan entered into (1) an agreement to provide certain back-office services for a period of time until ARO develops its own infrastructure (the "Transition Services Agreement") and (2) an agreement to provide certain Rowan employees through secondment arrangements to assist with various onshore and offshore services for the benefit of ARO (the "Secondment Agreement"). These agreements remained in place subsequent to the Rowan Transaction. Pursuant to these agreements, we or our seconded employees provide various services to ARO, and in return, ARO provides remuneration for those services. From time to time, we may also sell equipment or supplies to ARO. During the quarter ended June 30, 2020, almost all remaining employees seconded to ARO became employees of ARO.

Summarized Financial Information

The operating revenues of ARO presented below reflect revenues earned under drilling contracts with Saudi Aramco for the seven ARO-owned jackup rigs as well as the rigs leased from us.

Contract drilling expense is inclusive of the bareboat charter fees for the rigs leased from us. Cost incurred under the Secondment Agreement are included in contract drilling expense and general and administrative, depending on the function to which the seconded employee's service related. Substantially all costs incurred under the Transition Services Agreement are included in general and administrative. See additional discussion below regarding these related-party transactions.

Summarized financial information for ARO is as follows (in millions):

	Three Months Ended	Six Months Ended	April 11 - June 30, 2019
	June 30, 2020
Revenues	$146.0	$286.3	$123.8
Operating expenses
Contract drilling (exclusive of depreciation)	112.5	220.8	78.9
Depreciation	13.3	26.3	12.4
General and administrative	7.1	15.4	5.3
Operating income	13.1	23.8	27.2
Other expense, net	6.7	13.3	8.7
Provision (Benefit) for income taxes	(.2)	.7	1.7
Net income	$6.6	$9.8	$16.8

	June 30, 2020	December 31, 2019
Current assets	$349.2	$407.2
Non-current assets	924.1	874.8
Total assets	$1,273.3	$1,282.0

Current liabilities	$206.8	$183.2
Non-current liabilities	973.4	1,015.5
Total liabilities	$1,180.2	$1,198.7

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

	Three Months Ended	Six Months Ended	April 11 - June 30, 2019
	June 30, 2020
50% interest in ARO net income	$3.3	$4.9	$8.4
Amortization of basis differences	(8.5)	(16.4)	(7.8)
Equity in earnings of ARO	$(5.2)	$(11.5)	$.6

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements, Transition Services Agreement and Secondment Agreement are as follows (in millions):

	Three Months Ended	Six Months Ended	April 11 - June 30, 2019
	June 30, 2020
Lease revenue	$19.9	$41.4	$18.3
Secondment and Transition Services revenue	.2	22.0	20.8
Total revenue from ARO (1)	$20.1	$63.4	$39.1

(1)	All of the revenues presented above are included in our Other segment in our segment disclosures. See "Note 14 - Segment Information" for additional information.

Amounts receivable from ARO related to the items above totaled $8.6 million and $21.8 million as of June 30, 2020 and December 31, 2019, respectively, and are included in accounts receivable, net, on our condensed consolidated balance sheets.
Additionally, as of December 31, 2019, we had a receivable from ARO of $14.2 million related to an agreement between us and ARO, pursuant to which ARO would reimburse us for certain capital expenditures related to the shipyard upgrade projects for the VALARIS JU-147 and VALARIS JU-148. Such amount was received in the first quarter of 2020.
We had no amounts payable to ARO as of June 30, 2020 and $0.7 million as of December 31, 2019.
During 2017 and 2018, Rowan contributed cash to ARO in exchange for 10-year shareholder notes receivable at a stated interest rate of LIBOR plus two percent. As of June 30, 2020 and December 31, 2019, the carrying amount of the long-term notes receivable from ARO was $452.8 million and $452.9 million, respectively. The Shareholders’ Agreement prohibits the sale or transfer of the shareholder note to a third party, except in certain limited circumstances. Interest is recognized as interest income in our condensed consolidated statement of operations and totaled $4.6 million and $9.2 million for the three and six months ended June 30, 2020, respectively and $5.1 million for the period from April 11 through June 30, 2019. As of June 30, 2020, our interest receivable from ARO was $9.2 million, which is included in Other current assets on our condensed consolidated balance sheet. There was no interest receivable from ARO as of December 31, 2019.
Maximum Exposure to Loss

The following summarizes the total assets and liabilities as reflected in our condensed consolidated balance sheet as well as our maximum exposure to loss related to ARO (in millions). Our maximum exposure to loss is limited to (1) our equity investment in ARO, (2) the outstanding balance on our shareholder notes receivable, and (3) other receivables and contract assets related to services provided to ARO, partially offset by payables for services received.

	June 30, 2020	December 31, 2019
Total assets	$593.7	$623.5
Less: total liabilities	—	.7
Maximum exposure to loss	$593.7	$622.8

Note 5 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2020
Supplemental executive retirement plan assets	$22.3	$—	$—	$22.3
Total financial assets	22.3	—	—	22.3
Derivatives, net	—	(1.0)	—	(1.0)
Total financial liabilities	$—	$(1.0)	$—	$(1.0)
As of December 31, 2019
Supplemental executive retirement plan assets	$26.0	$—	$—	$26.0
Derivatives, net	—	5.4	—	5.4
Total financial assets	$26.0	$5.4	$—	$31.4

Supplemental Executive Retirement Plan Assets

     Our Valaris supplemental executive retirement plans (the "SERP") are non-qualified plans that provided eligible employees an opportunity to defer a portion of their compensation for use after retirement. The SERPs were frozen to the entry of new participants in November 2019 and to future compensation deferrals as of January 1, 2020. Assets held in a rabbi trust maintained for the SERP are marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our consolidated balance sheets as of June 30, 2020 and December 31, 2019. The fair value measurements of assets held in the SERP were based on quoted market prices.

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

Other Financial Instruments

The carrying values and estimated fair values of our debt instruments were as follows (in millions):

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.875% Senior notes due 2020	$123.4	$9.7	$124.8	$117.3
4.70% Senior notes due 2021	100.5	7.1	113.2	95.5
4.875% Senior notes due 2022	603.3	69.2	599.2	460.5
3.00% Exchangeable senior notes due 2024(1)	716.2	124.0	699.0	607.4
4.50% Senior notes due 2024	302.1	26.3	302.0	167.2
4.75% Senior notes due 2024	280.8	33.5	276.5	201.4
8.00% Senior notes due 2024	295.4	19.4	295.7	181.7
5.20% Senior notes due 2025	331.9	28.1	331.7	186.7
7.375% Senior notes due 2025	331.4	37.2	329.2	218.6
7.75% Senior notes due 2026	988.2	82.6	987.1	575.1
7.20% Debentures due 2027	111.7	15.7	111.7	70.0
7.875% Senior notes due 2040	372.3	22.1	373.3	153.5
5.40% Senior notes due 2042	263.7	42.3	262.8	194.4
5.75% Senior notes due 2044	974.4	76.4	973.3	450.0
5.85% Senior notes due 2044	269.5	44.6	268.8	194.8
Amounts borrowed under credit facility(2)	545.5	551.0	—	—
Total debt	$6,610.3	$1,189.2	$6,048.3	$3,874.1
Less: current maturities	2,518.1	794.6	124.8	117.3
Total long-term debt	$4,092.2	$394.6	$5,923.5	$3,756.8

(1)
Our 2024 Convertible Notes were issued with a conversion feature. The 2024 Convertible Notes were separated into their liability and equity components on our condensed consolidated balance sheet. The equity component was initially recorded to additional paid-in capital and as a debt discount that will be amortized to interest expense over the life of the instrument. Excluding the unamortized discount, the carrying value of the 2024 Convertible Notes was $839.9 million and $838.3 million as of June 30, 2020 and December 31, 2019, respectively.

(2)
Total outstanding borrowings under our credit facility are $551.0 million and are recorded net of $5.5 million of unamortized deferred financing cost on our condensed consolidated balance sheet. In addition, we have $37.8 million in letters of credit issued under our credit facility, leaving $1.0 billion of undrawn borrowing capacity at June 30, 2020.

The estimated fair values of our senior notes and debentures were determined using quoted market prices, which are level 1 inputs. The estimated fair values of our cash and cash equivalents, accounts receivable, notes receivable, trade payables and other liabilities approximated their carrying values as of June 30, 2020 and December 31, 2019.

Note 6 -Property and Equipment

Property and equipment as of June 30, 2020 and December 31, 2019 consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Drilling rigs and equipment	$12,559.5	$17,714.0
Work-in-progress	473.2	473.6
Other	187.6	206.2
	$13,220.3	$18,393.8

Impairment of Long-Lived Assets

During the three and six months ended June 30, 2020, we recorded pre-tax, non-cash impairments with respect to certain floaters, jackups and spare equipment of $832.3 million and $3.6 billion, respectively, which were included in loss on impairment in our condensed consolidated statement of operations for the respective periods.

Assets held-for-use

On a quarterly basis, we evaluate the carrying value of our property and equipment to identify events or changes in circumstances ("triggering events") that indicate the carrying value may not be recoverable.

During the second quarter, given the anticipated sustained market impacts arising from the decline in oil price and demand late in the first quarter, we revised our long-term operating assumptions which resulted in a triggering event for purposes of evaluating impairment and we performed a fleet-wide recoverability test. As a result, we recorded a pre-tax, non-cash impairment with respect to two floaters and spare equipment totaling $817.3 million. We measured the fair value of these assets to be $69.0 million at the time of impairment by applying an income approach or estimated scrap value. These valuations were based on unobservable inputs that require significant judgments for which there is limited information including, in the case of the income approach, assumptions regarding future day rates, utilization, operating costs and capital requirements.

During the first quarter, the COVID-19 global pandemic and the response thereto negatively impacted the macro-economic environment and global economy. Global oil demand fell sharply at the same time global oil supply increased as a result of certain oil producers competing for market share which lead to a supply glut. As a consequence, Brent crude oil fell from around $60 per barrel at year-end 2019 to around $20 per barrel as of mid-April 2020. These adverse changes and impacts to our customer's capital expenditure plans in the first quarter resulted in further deterioration in our forecasted day rates and utilization for the remainder of 2020 and beyond. As a result, we concluded that a triggering event had occurred and we performed a fleet-wide recoverability test. We determined that our estimated undiscounted cash flows were not sufficient to recover the carrying values of certain rigs and concluded such were impaired as of March 31, 2020.

Based on the asset impairment analysis performed as of March 31, 2020, we recorded a pre-tax, non-cash loss on impairment in the first quarter with respect to certain floaters, jackups and spare equipment totaling $2.8 billion. We measured the fair value of these assets to be $72.3 million at the time of impairment by applying either an income approach, using projected discounted cash flows or estimated scrap value. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including, in the case of an income approach, assumptions regarding future day rates, utilization, operating costs and capital requirements. In instances where we applied an income approach, forecasted day rates and utilization took into account then current market conditions and our anticipated business outlook at that time, both of which had been impacted by the adverse changes in the business environment observed during the first quarter.

Assets held-for-sale

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns. We continue to focus on our fleet management strategy in light of the composition of our rig fleet. As part of this strategy, we may act opportunistically from time to time to monetize assets to enhance shareholder value and improve our liquidity profile, in addition to reducing holding costs by selling or disposing of older, lower-specification or non-core rigs. To this end, we continually assess our rig portfolio and actively work with our rig broker to market certain rigs.

On a quarterly basis, we assess whether any rig meets the criteria established for held-for-sale classification on our balance sheet. All rigs classified as held-for-sale are recorded at fair value, less costs to sell. We measure the fair value of our assets held-for-sale by applying a market approach based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants or a negotiated sales price. We reassess the fair value of our held-for-sale assets on a quarterly basis and adjust the carrying value, as necessary.

During the second quarter of 2020, we began marketing the VALARIS 8500, VALARIS 8501, VALARIS 8502, VALARIS DS-3, VALARIS DS-5, VALARIS DS-6 and VALARIS JU-105. We concluded that the rigs met the held-for-sale criteria during the second quarter of 2020 and their carrying value was reduced to fair value, less costs to sell, based on their estimated sales price. We recorded a pre-tax, non-cash loss on impairment totaling $15.0 million, which was included in loss on impairment in our condensed consolidated statement of operations for the three and six months ended June 30, 2020. In July 2020, we completed the sale of all of these rigs, except VALARIS DS-6, VALARIS 8502 and VALARIS JU-105.

Our seven held-for-sale rigs had a remaining aggregate carrying value of $20.9 million and are included in other assets, net, on our condensed consolidated balance sheet as of June 30, 2020.

Note 7 -Pension and Other Post-retirement Benefits

We have defined-benefit pension plans and a retiree medical plan that provides post-retirement health and life insurance benefits.

    The components of net periodic pension and retiree medical cost were as follows (in millions):

	Three Months Ended	Six Months Ended	April 11 - June 30, 2019
	June 30, 2020
Service cost (1)	$.7	$1.3	$.4
Interest cost (2)	6.4	12.9	6.5
Expected return on plan assets (2)	(9.5)	(19.0)	(8.2)
Net periodic pension and retiree medical cost (income)	$(2.4)	$(4.8)	$(1.3)

(1)	Included in contract drilling and general and administrative expense in our condensed consolidated statements of operations.

(2)	Included in other, net, in our condensed consolidated statements of operations.

During the six months ended June 30, 2020, we contributed $10.6 million to our pension and other post-retirement benefit plans and we do not expect to make additional contributions to such plans for the remainder of 2020. Approximately $21.4 million of anticipated payments have been deferred to January 1, 2021 as a result of relief provided under the U.S. Cares Act. These amounts represent the minimum contributions we are required to make under relevant statutes. We do not expect to make contributions in excess of the minimum required amounts.
Note 8 - Derivative Instruments

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

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset on our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As of June 30, 2020 and December 31, 2019, our condensed consolidated balance sheets included net foreign currency derivative liabilities of $1.0 million and assets of $5.4 million, respectively. All of our derivative instruments mature during the next 15 months. See "Note 5- Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$1.1	$4.2	$4.0	$.7
Foreign currency forward contracts - non-current(2)	.3	.8	.2	—
	$1.4	$5.0	$4.2	$.7

Derivatives not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$2.0	$1.3	$.2	$.2
Total	$3.4	$6.3	$4.4	$.9

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with future expected contract drilling expenses and capital expenditures denominated in various currencies. As of June 30, 2020, we had cash flow hedges outstanding to exchange an aggregate $134.9 million for various foreign currencies, including $74.7 million for British pounds, $39.4 million for Australian dollars, $9.2 million for euros and $11.6 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive income (loss) were as follows (in millions):

Three Months Ended June 30, 2020 and 2019

	Gain (Loss) Recognized in Other Comprehensive Loss ("OCI") on Derivatives (Effective Portion)		(Gain) Loss Reclassified from ("AOCI") into Income (Effective Portion)(1)
	2020	2019	2020	2019
Foreign currency forward contracts(2)	$4.8	$(1.6)	$(10.9)	$1.8

Six Months Ended June 30, 2020 and 2019

	Loss Recognized in Other Comprehensive Loss ("OCI") on Derivatives (Effective Portion)		(Gain) Loss Reclassified from ("AOCI") into Income (Effective Portion)(1)
	2020	2019	2020	2019
Interest rate lock contracts(3)	$—	$—	$—	$.1
Foreign currency forward contracts(4)	(8.1)	(1.6)	(11.0)	3.3
Total	$(8.1)	$(1.6)	$(11.0)	$3.4

(1)
Changes in the fair value of cash flow hedges are recorded in AOCI.  Amounts recorded in AOCI associated with cash flow hedges are subsequently reclassified into contract drilling, depreciation or interest expense as earnings are affected by the underlying hedged forecasted transaction.

(2)
During the three months ended June 30, 2020, $1.6 million of losses were reclassified from AOCI into contract drilling expense and $12.5 million of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the three months ended June 30, 2019, $2.0 million of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

(3)	Losses on interest rate lock derivatives reclassified from AOCI into income were included in interest expense, net, in our condensed consolidated statements of operations.

(4)
During the six months ended June 30, 2020, $2.5 million of losses were reclassified from AOCI into contract drilling expense and $13.5 million of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the six months ended June 30, 2019, $3.7 million of losses were reclassified from AOCI into contract drilling expense and $400,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2020, we did not have foreign currency exposure due to our outstanding derivatives not designated as hedging instruments.

Net gains of $1.4 million and net losses of $2.2 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019, respectively. Net gains of $1.3 million and net losses of $5.3 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the estimated amount of net losses associated with derivatives, net of tax, that will be reclassified to earnings during the next 12 months totaled $1.9 million.

Note 9 - Earnings Per Share

We compute basic and diluted earnings per share ("EPS") in accordance with the two-class method. Net loss attributable to Valaris used in our computations of basic and diluted EPS is adjusted to exclude net income allocated to non-vested shares granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and includes the effect of all potentially dilutive stock options and excludes non-vested shares. In the three and six months ended June 30, 2020 and 2019, our potentially dilutive instruments were not included in the computation of diluted EPS as the effect of including these shares in the calculation would have been anti-dilutive.

The following table is a reconciliation of loss from continuing operations attributable to Valaris shares used in our basic and diluted EPS computations for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations attributable to Valaris	$(1,107.4)	$405.5	$(4,113.7)	$215.1
Income from continuing operations allocated to non-vested share awards(1)	—	(12.1)	—	(6.3)
Income (loss) from continuing operations attributable to Valaris shares	$(1,107.4)	$393.4	$(4,113.7)	$208.8

(1)
Losses are not allocated to non-vested share awards. Due to the net loss position, potentially dilutive share awards are excluded from the computation of diluted EPS. There were no potentially dilutive share awards for the three and six months ended June 30, 2019.

Anti-dilutive share awards totaling 400,000 were excluded from the computation of diluted EPS for the three and six months ended June 30, 2020, respectively. Anti-dilutive share awards totaling 400,000 and 300,000 were excluded from the computation of diluted EPS for the three and six months ended June 30, 2019, respectively.

We have the option to settle our 2024 Convertible Notes in cash, shares or a combination thereof for the aggregate amount due upon conversion. During each respective reporting period that our average share price exceeds the exchange price, an assumed number of shares required to settle the conversion obligation in excess of the principal amount will be included in our denominator for the computation of diluted EPS using the treasury stock method. Our average share price did not exceed the exchange price during the three and six months ended June 30, 2020 and 2019.

Note 10 -Debt

Second A&R Waiver

On July 15, 2020, the Company, certain lenders party thereto, Citibank, N.A., as administrative agent (the “Agent”), and the other parties party thereto entered into a Second Amended and Restated Waiver to Fourth Amended and Restated Credit Agreement (the “Second A&R Waiver”), which amends, restates and replaces the Amended and Restated Waiver to Fourth Amended and Restated Credit Agreement, dated June 30, 2020 (the “A&R Waiver”), which was previously entered into by the Company, certain lenders party thereto, the Agent and the other parties thereto and which amended, restated and replaced the Waiver to Fourth Amended and Restated Credit Agreement, dated June 1,

2020, which was previously entered into by the Company, certain lenders party thereto, the Agent and the other parties party thereto (the “Initial Waiver”).

The Initial Waiver was entered into under the Company’s Fourth Amended and Restated Credit Agreement dated May 7, 2013 (as amended, the “revolving credit facility”) to waive any resulting default or event of default attributed to any failure by the Company or any of its subsidiaries to make all or any part of their required interest payments due (i) on June 1, 2020 with respect to the Company’s 4.875% Senior Notes due 2022 (the “2022 Notes”) and 5.40% Senior Notes due 2042 (the “2042 Notes”) (collectively, the “June 1 Interest Payments”) and (ii) on June 15, 2020 with respect to the Company’s 7.375% Senior Notes due 2025 (the “2025 Notes”) (the “June 15 Interest Payments” and together with the June 1 Interest Payments, the “June Interest Payments”). The A&R Waiver was entered into by the parties thereto to continue to waive any default or event of default addressed in the A&R Waiver as well as to also waive any default or event of default under the revolving credit facility resulting from any cross-defaults (the “June 1 Cross-Defaults”) under the 2022 Notes, 2042 Notes, 2025 Notes, the 4.75% Senior Notes due 2024 (the "2024 Notes") and the 5.85% Senior Notes due 2044 (the "2044 Notes" and, collectively, the “Defaulted Notes”) in respect of the failure to pay the June 1 Interest Payments.

The Second A&R Waiver was entered into to continue to waive any default or event of default under the revolving credit facility attributed to (i) the failure to make the June Interest Payments and (ii) the June 1 Cross-Defaults. Additionally, the Second A&R Waiver waived any default or event of default under the revolving credit facility attributed to (i) any failure by the Company or any of its subsidiaries to make all or any part of their required interest payments due on (a) July 15, 2020, with respect to the Company’s 2024 Notes and 2044 Notes, (b) July 31, 2020, with respect to the Company’s 8.00%Senior Notes due 2024 and with respect to a subsidiary of the Company’s 3.00% Exchangeable Notes due 2024 and (c) August 1, 2020, with respect to the Company’s 7.75% Senior Notes due 2025, (ii) any resulting cross-defaults under the Defaulted Notes in respect of the failure to pay the June Interest Payments and (iii) an additional waiver relating to a vendor payment.

The Second A&R Waiver will remain in effect until the earliest of (i) August 3, 2020, (ii) termination or invalidity of the Forbearance Agreement (as defined below), the Forbearance Agreement ceasing to be in full force and effect or amendment of the Forbearance Agreement without consent of the requisite number of revolving credit facility lenders, (iii) acceleration by the holders of any of the Defaulted Notes in accordance with the terms of the Defaulted Notes and (iv) the date on which the aggregate amount of advances (excluding letter of credit obligations) outstanding under the revolving credit facility exceeds $630.0 million. The Second A&R Waiver includes customary representations and does not limit, impair or constitute a waiver of the rights and remedies of the lenders or the Agent, and except as expressly provided in the Second A&R Waiver and does not amend or affect the terms of the revolving credit facility.

Noteholder Forbearance

On July 15, 2020, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) pursuant to that certain indenture dated July 21, 2009 between the Company and U.S. Bank National Association, as indenture trustee, under which the respective Defaulted Notes were issued with certain beneficial holders or investment managers or advisors for such beneficial holders (the “Supporting Holders”). At the time of entry into the Forbearance Agreement, the Supporting Holders held (i) approximately 44.0% of the outstanding 2022 Notes, (ii) approximately 74.2%of the outstanding 2024 Notes, (iii) approximately 65.3% of the outstanding 2025 Notes, (iv) approximately 68.9% of the outstanding 2042 Notes and (v) approximately 82.9%of the outstanding 2044 Notes. The parties previously entered into a Forbearance Agreement on June 30, 2020 that expired on July 15, 2020.

Pursuant to the Forbearance Agreement, the Supporting Holders have agreed to (i) forbear from the exercise of certain rights and remedies that they have under the related indenture or applicable law with respect to certain specified defaults and events of defaults (including cross-defaults as a result of an acceleration) and (ii) in the event that the applicable trustee or any holder or group of holders takes any action which results in an acceleration during the Forbearance Period (as defined below), to deliver written notice to the applicable trustee to rescind such acceleration and its consequences and take all other action in their power to cause such acceleration to be rescinded and annulled.

The Company and the Supporting Holders have agreed to continue this forbearance until the earlier of (i) August 3, 2020, (ii) the occurrence of any other default or event of default under the related indenture that is not cured within any applicable grace period, (iii) the acceleration of the Company’s obligations under the revolving credit facility, (iv) the termination or invalidity of the Second A&R Waiver, the Second A&R Waiver otherwise ceasing to be in full force and effect, or the Second A&R Waiver being amended, supplemented or otherwise modified in each case without the consent of the Supporting Holders, (v) the commencement of a case under title 11 of the United States Code or any similar reorganization, liquidation, insolvency or receivership proceeding by or against the Company or a subsidiary of the Company or (vi) the failure of the Company to timely comply with any term, condition or covenant set forth in the Forbearance Agreement (such period, the “Forbearance Period”).

Senior Notes

We did not make interest payments due in June and July 2020 on the Defaulted Notes. The June 2020 missed interest payments represent current events of default under the Defaulted Notes. We have entered into the Forbearance Agreement pursuant to which certain holders of our senior notes have agreed to forbear from the exercise of certain rights and remedies that they have with respect to certain specified defaults and events of defaults (including cross-defaults). However, the events of default under the Defaulted Notes have not been waived and still exist, and the Forbearance Agreement will terminate automatically on August 3, 2020 and may be terminated upon certain other events that may occur prior to August 3, 2020. Accordingly, the amounts outstanding under the Defaulted Notes were classified as current in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2020.

As a result of the Rowan Transaction, we acquired the following senior notes issued by Rowan Companies, Inc. ("RCI") and guaranteed by Rowan: (1) $201.4 million in aggregate principal amount of 7.875% unsecured senior notes due 2019, which have been repaid in full, (2) $620.8 million in aggregate principal amount of 4.875% unsecured senior notes due 2022, (3) $398.1 million in aggregate principal amount of 4.75% unsecured senior notes due 2024, (4) $500.0 million in aggregate principal amount of 7.375% unsecured senior notes due 2025, (5) $400.0 million in aggregate principal amount of 5.40% unsecured senior notes due 2042 and (6) $400.0 million in aggregate principal amount of 5.85% unsecured senior notes due 2044. On February 3, 2020, Rowan and RCI transferred substantially all their assets on a consolidated basis to Valaris plc, Valaris plc became the obligor on the notes and Rowan and RCI were relieved of their obligations under the notes and the related indenture.

Revolving Credit Facility

As of June 30, 2020, we had $588.8 million outstanding under our credit facility, inclusive of $37.8 million in letters of credit, leaving $1.0 billion of undrawn capacity available. Our revolving credit facility requires compliance with covenants to maintain specified financial and guarantee coverage ratios, including a total debt to total capitalization ratio that is less than or equal to 60%. In the first six months of 2020, we incurred impairments of $3.6 billion, which contributed to an increase in the total debt to total capitalization ratio to 57.7% as of June 30, 2020. As of June 30, 2020, we were in compliance with our debt covenants due to the Second A&R Waiver. There is a significant level of uncertainty that we will remain in compliance with our credit facility covenants during the next twelve months. The full impact that the pandemic and the decline in oil prices and demand will have on our results of operations, financial condition, liquidity and cash flows is uncertain. If we were to violate the covenants of the revolving credit facility, further borrowings under the credit facility would not be permitted, absent a waiver in respect of the resulting event of default, and all outstanding borrowings could become immediately due and payable by action of lenders holding a majority of the commitments under the facility. Any such acceleration would trigger a cross-acceleration event of default with respect to approximately $2.1 billion outstanding under the Defaulted Notes.

The failure to make the interest payments due in June 2020 on the Defaulted Notes would have represented an event of default under the revolving credit facility if it had not been waived pursuant to the Second A&R Waiver. We have entered into the Second A&R Waiver pursuant to which the lenders under our revolving credit facility have waived certain defaults and events of default under the revolving credit facility, including in relation to the non-payment of interest under the Defaulted Notes. However, the Second A&R Waiver will terminate automatically on August 3, 2020 and may be terminated upon certain other events that may occur prior to August 3, 2020, including if advances outstanding under the revolving credit facility exceed $630.0 million. Accordingly, the amounts outstanding under the revolving credit facility were classified as current in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2020.

The revolving credit facility generally limits the company to no more than $200.0 million in available cash (including certain liquid investments as defined in the facility documents), and requires consent of all lenders for draws on the facility that would result in the company having more than $200.0 million in available cash and liquid investments.

Furthermore, the agent under the revolving credit facility has reserved the right to assert that a material adverse effect has occurred based on changes in the oil market and certain company-specific operating incidents, including the drop of the blowout preventer stack off the VALARIS DS-8. See "Note 13- Contingencies" for additional information. We do not believe that a material adverse effect has occurred, but there can be no assurance that the lenders will not assert a material adverse effect as a basis to deny further borrowing requests.

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

Note 11 - Shareholders' Equity

Activity in our various shareholders' equity accounts for the three and six months ended June 30, 2020 and 2019 were as follows (in millions, except per share amounts):

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2019	205.9	$82.5	$8,627.8	$671.7	$6.2	$(77.3)	$(1.3)
Net loss	—	—	—	(3,006.3)	—	—	(1.4)
Shares issued under share-based compensation plans, net	—	—	(.7)	—	—	.9	—
Repurchase of shares	—	—	—	—	—	(.9)	—
Share-based compensation cost	—	—	7.8	—	—	—	—
Net other comprehensive loss	—	—	—	—	(13.4)	—	—
BALANCE, March 31, 2020	205.9	$82.5	$8,634.9	$(2,334.6)	$(7.2)	$(77.3)	$(2.7)
Net loss	—	—	—	(1,107.4)	—	—	(1.4)
Shares issued under share-based compensation plans, net	.2	.1	(.7)	—	—	.6	—
Repurchase of shares	—	—	—	—	—	(.1)	—
Share-based compensation cost	—	—	5.7	—	—	—	—
Net other comprehensive loss	—	—	—	—	(6.1)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(.9)
BALANCE, June 30, 2020	206.1	$82.6	$8,639.9	$(3,442.0)	$(13.3)	$(76.8)	$(5.0)

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2018	115.2	$46.2	$7,225.0	$874.2	$18.2	$(72.2)	$(2.6)
Net loss	—	—	—	(190.4)	—	—	2.4
Dividends paid ($0.04 per share)	—	—	—	(4.5)	—	—	—
Shares issued under share-based compensation plans, net	—	—	(.1)	—	—	.1	—
Repurchase of shares	—	—	—	—	—	(2.8)	—
Share-based compensation cost	—	—	5.3	—	—	—	—
Net other comprehensive income	—	—	—	—	1.5	—	—
BALANCE, March 31, 2019	115.2	$46.2	$7,230.2	$679.3	$19.7	$(74.9)	$(0.2)
Net income	—	—	—	405.5	—	—	1.8
Equity issuance in connection with the Rowan Transaction	88.0	35.2	1,367.5	—	—	.1	—
Shares issued under share-based compensation plans, net	2.6	1.1	(1.1)	—	—	(.8)	—
Repurchase of shares	—	—	—	—	—	(1.4)	—
Share-based compensation cost	—	—	13.8	—	—	—	—
Net other comprehensive income	—	—	—	—	.2	—	—
BALANCE, June 30, 2019	205.8	$82.5	$8,610.4	$1,084.8	$19.9	$(77.0)	$1.6

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

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three and six months ended June 30, 2020 and 2019. We used a discrete effective tax rate method to calculate income taxes for the three and six months ended June 30, 2020 and 2019. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax benefit for the three months ended June 30, 2020 was $47.3 million and was primarily attributable to rig impairments and other resolutions of prior year tax matters. Discrete income tax benefit for the three months ended June 30, 2019 was $1.2 million and was primarily attributable to resolution of prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense for the three months ended June 30, 2020 and 2019 was $31.5 million and $33.8 million, respectively.

Discrete income tax benefit for the six months ended June 30, 2020 was $211.7 million and was primarily attributable to a restructuring transaction, rig impairments, implementation of the U.S. Cares Act, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and the resolution of other prior period tax matters. Discrete income tax benefit for the six months ended June 30, 2019 was $0.6 million and was primarily attributable to unrecognized tax benefits associated with tax positions taken in prior years and the resolution of other prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense for the six months ended June 30, 2020 and 2019 was $43.9 million and $64.7 million, respectively.

Restructuring Transactions

As discussed in "Note 10 - Debt", on February 3, 2020, Rowan and RCI transferred substantially all their assets and liabilities to Valaris plc, and Valaris plc became the obligor on the 4.875% unsecured senior notes due 2022, 5.40% unsecured senior notes due 2042, 7.375% unsecured senior notes due 2025, 4.75% unsecured senior notes due

2024 and 5.85% unsecured senior notes due 2044. We recognized a tax benefit of $66.0 million during the six months ended June 30, 2020 in connection with this transaction.

Unrecognized tax benefits

During 2019, the Luxembourg tax authorities issued aggregate tax assessments totaling approximately €142.0 million (approximately $159.6 million converted using the current period-end exchange rates) related to tax years 2014, 2015 and 2016 for several of Rowan's Luxembourg subsidiaries.  We recorded €93.0 million (approximately $104.5 million converted using the current period-end exchange rates) in purchase accounting related to these assessments. During the first quarter of 2020, in connection with the administrative appeals process, the tax authority withdrew assessments of €142.0 million (approximately $159.6 million converted using the current period-end exchange rates), accepting the associated tax returns as previously filed. Accordingly, we de-recognized previously accrued liabilities for uncertain tax positions and net wealth taxes of €79.0 million (approximately $88.8 million converted using the current period-end exchange rates) and €2.0 million (approximately $2.2 million converted using the current period-end exchange rates), respectively. The de-recognition of amounts related to these assessments was recognized as a tax benefit during the three-month period ended March 31, 2020 and is included in changes in operating assets and liabilities on the condensed consolidated statement of cash flows for the six months ended June 30, 2020.
During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101 million (approximately $69.7 million converted at current period-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42 million payment (approximately $29 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have recorded a $15.6 million liability for these assessments as of June 30, 2020. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

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

As a result of the incident, the operator terminated the contract. The termination results in a decline in our contracted revenue backlog of approximately $150 million. We have loss of hire insurance for $602,500 per day, after a 45-day deductible waiting period, through the end of the contract in November 2020. The waiting period expired on April 22, 2020. We are seeking to recover losses incurred in accordance with the terms of this insurance policy, which would largely offset the lost backlog noted above. There can be no assurance as to the timing or amount of insurance proceeds ultimately received.

Indonesian Well-Control Event

In July 2019, a well being drilled offshore Indonesia by one of our jackup rigs experienced a well-control event requiring the cessation of drilling activities. In February 2020, the rig resumed operations. Indonesian authorities initiated an investigation into the event and have contacted the customer, us and other parties involved in drilling the well for additional information. We are cooperating with the Indonesian authorities. We cannot predict the scope or ultimate outcome of this investigation. If the Indonesian authorities determine that we violated local laws in connection with this matter, we could be subject to penalties including environmental or other liabilities, which may have a material adverse impact on us.

Middle East Dispute

On July 30, 2019, we received notice that a local partner of legacy Ensco plc in the Middle East filed a lawsuit in the U.K. against the Company alleging it induced the breach of a non-compete provision in an agreement between the local partner and a subsidiary of the Company.  The lawsuit included a claim for an unspecified amount of damages in excess of £100 million and other relief.  We reached an agreement to settle this matter and to acquire the local partner's interest in the subsidiary for an aggregate amount of $27.5 million, which was paid in April 2020. Of this amount, we concluded that $20.3 million was attributable to the settlement of the dispute and was recognized as a loss included in other, net, in our consolidated statement of operations for the year ended 31 December 2019. The remaining amount is attributable to the acquisition of the local partner's interest in the subsidiary.

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

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of June 30, 2020 totaled $112.9 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of June 30, 2020, we had not been required to make collateral deposits with respect to these agreements.

Note 14 -Segment Information

Our business consists of four operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups, (3) ARO and (4) Other, which consists of management services on rigs owned by third-parties and the activities associated with our arrangements with ARO under the Transition Services Agreement, Rig Lease Agreements and Secondment Agreement. Floaters, Jackups and ARO are also reportable segments.

General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income (loss) and are included in "Reconciling Items." Substantially all of the expenses incurred associated with our Transition Services Agreement are included in general and administrative under "Reconciling Items" in the table set forth below. We measure segment assets as property and equipment.
The full operating results included below for ARO (representing only results of ARO from the Transaction Date) are not included within our consolidated results and thus deducted under "Reconciling Items" and replaced with our equity in earnings of ARO. See "Note 4 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.
Segment information for the three and six months ended June 30, 2020 and 2019 is presented below (in millions):

Three Months Ended June 30, 2020

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$163.6	$186.3	$146.0	$38.9	$(146.0)	$388.8
Operating expenses
Contract drilling (exclusive of depreciation)	170.8	182.7	112.5	17.2	(112.5)	370.7
Loss on impairment	831.9	0.4	—	5.7	—	838.0
Depreciation	62.0	52.8	13.3	11.2	(7.8)	131.5
General and administrative	—	—	7.1	—	55.5	62.6
Equity in earnings of ARO	—	—	—	—	(5.2)	(5.2)
Operating income (loss)	$(901.1)	$(49.6)	$13.1	$4.8	$(86.4)	$(1,019.2)
Property and equipment, net	$6,536.9	$4,000.6	$739.7	$655.1	$(739.7)	$11,192.6

Three Months Ended June 30, 2019

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$295.6	$229.2	$123.8	$59.1	$(123.8)	$583.9
Operating expenses
Contract drilling (exclusive of depreciation)	249.2	212.2	78.9	38.9	(78.9)	500.3
Loss on impairment	—	—	—	—	2.5	2.5
Depreciation	98.4	55.5	12.4	—	(8.4)	157.9
General and administrative	—	—	5.3	—	75.9	81.2
Equity in earnings of ARO	—	—	—	—	0.6	0.6
Operating income (loss)	$(52.0)	$(38.5)	$27.2	$20.2	$(114.3)	$(157.4)
Property and equipment, net	$10,364.7	$5,055.6	$656.5	$—	$(621.1)	$15,455.7

Six Months Ended June 30, 2020

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$343.2	$399.1	$286.3	$103.1	$(286.3)	$845.4
Operating expenses
Contract drilling (exclusive of depreciation)	384.7	408.8	220.8	53.2	(220.8)	846.7
Loss on impairment	3,386.2	254.3	—	5.7	—	3,646.2
Depreciation	151.4	111.3	26.3	22.3	(15.3)	296.0
General and administrative	—	—	15.4	—	100.6	116.0
Equity in earnings of ARO	—	—	—	—	(11.5)	(11.5)
Operating income (loss)	$(3,579.1)	$(375.3)	$23.8	$21.9	$(162.3)	$(4,071.0)
Property and equipment, net	$6,536.9	$4,000.6	$739.7	$655.1	$(739.7)	$11,192.6

Six Months Ended June 30, 2019

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$528.3	$386.2	123.8	$75.3	$(123.8)	$989.8
Operating expenses
Contract drilling (exclusive of depreciation)	431.0	347.6	78.9	54.3	(78.9)	832.9
Loss on impairment	—	—	—	—	2.5	2.5
Depreciation	183.2	92.4	12.4	—	(5.1)	282.9
General and administrative	—	—	5.3	—	105.5	110.8
Equity in earnings of ARO	—	—	—	—	0.6	0.6
Operating income (loss)	$(85.9)	$(53.8)	$27.2	$21.0	$(147.2)	$(238.7)
Property and equipment, net	$10,364.7	$5,055.6	$656.5	$—	$(621.1)	$15,455.7

Information about Geographic Areas

As of June 30, 2020, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
North & South America	7	7	—	14	—
Europe & the Mediterranean	5	14	—	19	—
Middle East & Africa	2	12	9	23	7
Asia & Pacific Rim	3	6	—	9	—
Asia & Pacific Rim (under construction)	2	—	—	2	—
Held-for-sale	6	1	—	7	—
Total	25	40	9	74	7

We provide management services on two rigs owned by third-parties not included in the table above.

Note 15 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Trade	$316.7	$466.4
Other	54.9	60.3
	371.6	526.7
Allowance for doubtful accounts	(8.3)	(6.0)
	$363.3	$520.7

Other current assets consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Materials and supplies	$303.0	$340.1
Prepaid expenses	81.0	13.5
Prepaid taxes	44.5	36.2
Deferred costs	21.9	23.3
Assets held-for-sale	20.9	2.3
Other	29.5	31.1
	$500.8	$446.5

Other assets consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Tax receivables	$64.4	$36.3
Deferred tax assets	48.6	26.6
Right-of-use assets	46.2	58.1
Supplemental executive retirement plan assets	22.3	26.0
Deferred costs	8.4	7.1
Intangible assets	3.8	11.9
Other	16.5	22.3
	$210.2	$188.3

Accrued liabilities and other consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Accrued interest	$157.2	$115.2
Personnel costs	97.9	134.4
Income and other taxes payable	65.9	61.2
Deferred revenue	31.5	30.0
Lease liabilities	16.8	21.1
Derivative liabilities	4.2	.9
Settlement of legal dispute	—	20.3
Other	24.6	34.6
	$398.1	$417.7

Other liabilities consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Unrecognized tax benefits (inclusive of interest and penalties)	$240.1	$323.1
Pension and other post-retirement benefits	230.3	246.7
Intangible liabilities	50.8	52.1
Lease liabilities	44.1	51.8
Deferred tax liabilities	37.1	99.0
Supplemental executive retirement plan liabilities	22.7	26.7
Personnel costs	15.1	24.5
Deferred revenue	11.2	9.7
Other	41.8	33.8
	$693.2	$867.4

Accumulated other comprehensive income (loss) consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Pension and other post-retirement benefits	$(21.7)	$(21.7)
Derivative instruments	3.5	22.6
Currency translation adjustment	6.7	7.1
Other	(1.8)	(1.8)
	$(13.3)	$6.2

Consolidated Statement of Operations Information

Other, net, for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net periodic pension (cost) income, excluding service cost	$3.1	$1.7	$6.1	$1.7
Currency translation adjustments	(1.2)	(2.8)	2.6	(3.1)
Gain on bargain purchase and measurement period adjustments	—	712.8	(6.3)	712.8
Other income (expense)	3.2	(8.0)	3.2	(5.4)
	$5.1	$703.7	$5.6	$706.0

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

Consolidated revenues by customer for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Woodside Energy(1)	12%	4%	7%	4%
BP(2)	11%	9%	9%	8%
Saudi Aramco(3)	9%	9%	9%	10%
Total(4)	5%	13%	11%	15%
Other	63%	65%	64%	63%
	100%	100%	100%	100%

(1)	During the three and six months ended June 30, 2020 and 2019, all revenues were attributable to our Floaters segment.

(2)
During the three-month period ended June 30, 2020, 17% of the revenues provided by BP were attributable to our Jackups segment, 39% of the revenues were attributable to our Floaters segment and the remaining were attributable to our managed rigs. During the six-month period ended June 30, 2020, 20% of the revenues provided by BP were attributable to our Jackups segment, 27% of the revenues were attributable to our Floaters segment and the remaining were attributable to our managed rigs.

During the three-month period ended June 30, 2019, 44% of the revenues provided by BP were attributable to our Jackups segment, 19% of the revenues were attributable to our Floaters segment and the remaining were attributable to our managed rigs. During the six-month period ended June 30, 2019, 39% of the revenues provided by BP were attributable to our Jackups segment, 13% of the revenues were attributable to our Floaters segment and the remaining were attributable to our managed rigs.

(3)	During the three and six months ended June 30, 2020 and 2019, all revenues were attributable to our Jackups segment.

(4)
During the three and six months ended June 30, 2020, 56% and 82% of revenues provided by Total were attributable to the Floaters segment and the remaining were attributable to the Jackup segment. During the three and six months ended June 30, 2019, 90% and 95% of revenues provided by Total were attributable to the Floaters segment and the remaining were attributable to the Jackup segment.

Consolidated revenues by region for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Australia(1)	$72.3	$70.0	$98.3	$137.3
U.S. Gulf of Mexico(2)	66.6	93.4	145.3	148.1
Saudi Arabia(3)	57.3	83.2	141.2	136.6
United Kingdom(4)	52.8	54.2	105.3	97.6
Norway(4)	46.5	9.7	87.5	9.7
Angola(5)	1.7	68.1	63.2	138.7
Other	91.6	205.3	204.6	321.8
	$388.8	$583.9	$845.4	$989.8

(1)
During the three months ended June 30, 2020 and 2019, 100% and 94% of the revenues earned in Australia, respectively, were attributable to our Floaters segment, and remaining revenues were attributable to our Jackups segment.

During the six months ended June 30, 2020 and 2019, 89% and 94% of the revenues earned in Australia, respectively, were attributable to our Floaters segment, and remaining revenues were attributable to our Jackups segment.

(2)
During the three months ended June 30, 2020, 66% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 6%were attributable to our Jackups segment and the remaining revenues were attributable to our managed rigs. During the six months ended June 30, 2020, 61% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 12% were attributable to our Jackups segment and the remaining revenues were attributable to our managed rigs.

During the three months ended June 30, 2019, 39% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 39% were attributable to our Jackups segment and the remaining revenues were attributable to our managed rigs. During the six months ended June 30, 2019, 34% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 41% were attributable to our Jackups segment and the remaining revenues were attributable to our managed rigs.

(3)
During the three and six months ended June 30, 2020, 62% and 57% of the revenues earned in Saudi Arabia, respectively, were attributable to our Jackups segment. The remaining revenues were attributable to our Other segment and relates to our rigs leased to ARO and certain revenues related to our Transition Services Agreement and Secondment Agreement.

During the three and six months ended June 30, 2019, 60% and 76% of the revenues earned in Saudi Arabia, respectively, were attributable to our Jackups segment. The remaining revenues were attributable to our Other segment and relates to our rigs leased to ARO and certain revenues related to our Transition Services Agreement and Secondment Agreement.

(4)	During the three and six months ended June 30, 2020 and 2019, all revenues earned in the United Kingdom and Norway were attributable to our Jackups segment.

(5)
During the three months ended June 30, 2020, all of the revenues earned in Angola were attributable to our Jackup segment. During the three months ended June 30, 2019, 90% of the revenues earned in Angola, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment.

During the six months ended June 30, 2020 and 2019, 79% and 88% of the revenues earned in Angola, respectively, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment.

Note 16 -Guarantee of Registered Securities

In connection with the Pride acquisition, Valaris and Pride entered into a supplemental indenture to the indenture dated July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Valaris of Pride’s 6.875% senior notes due 2020 and 7.875% senior notes due 2040, which had an aggregate outstanding principal balance of $422.9 million as of June 30, 2020. The Valaris guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Valaris is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by Ensco International Incorporated in November 1997, which had an aggregate outstanding principal balance of $112.1 million as of June 30, 2020.

Pride and Ensco International Incorporated are 100% owned subsidiaries of Valaris. All guarantees are unsecured obligations of Valaris ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2020 and 2019; the unaudited condensed consolidating statements of comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019; the condensed consolidating balance sheets as of June 30, 2020 (unaudited) and December 31, 2019; and the unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2020 and 2019, in accordance with Rule 3-10 of Regulation S-X.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2020
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$17.6	$49.7	$—	$445.7	$(124.2)	$388.8
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	35.6	52.6	—	406.7	(124.2)	370.7
Loss on impairment	—	—	—	838.0	—	838.0
Depreciation	—	4.7	—	126.8	—	131.5
General and administrative	13.5	13.3	—	35.8	—	62.6
Total operating expenses	49.1	70.6	—	1,407.3	(124.2)	1,402.8
EQUITY IN EARNINGS OF ARO	—	—	—	(5.2)	—	(5.2)
OPERATING LOSS	(31.5)	(20.9)	—	(966.8)	—	(1,019.2)
OTHER INCOME (EXPENSE), NET	(129.6)	(0.4)	(18.3)	38.4	4.5	(105.4)
LOSS BEFORE INCOME TAXES	(161.1)	(21.3)	(18.3)	(928.4)	4.5	(1,124.6)
PROVISION (BENEFIT) FOR INCOME TAXES	—	(88.4)	—	72.6	—	(15.8)
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(946.3)	(50.0)	9.3	—	987.0	—
NET INCOME (LOSS)	(1,107.4)	17.1	(9.0)	(1,001.0)	991.5	(1,108.8)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	1.4	—	1.4
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(1,107.4)	$17.1	$(9.0)	$(999.6)	$991.5	$(1,107.4)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2019
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$19.9	$36.1	$—	$607.9	$(80.0)	$583.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	18.3	31.8	—	530.2	(80.0)	500.3
Loss on impairment	—	—	—	2.5	—	2.5
Depreciation	—	4.0	—	153.9	—	157.9
General and administrative	46.4	.1	—	34.7	—	81.2
Total operating expenses	64.7	35.9	—	721.3	(80.0)	741.9
EQUITY IN EARNINGS OF ARO	—	—	—	.6	—	.6
OPERATING INCOME (LOSS)	(44.8)	.2	—	(112.8)	—	(157.4)
OTHER INCOME (EXPENSE), NET	694.9	(15.6)	(20.3)	(66.0)	4.3	597.3
INCOME (LOSS) BEFORE INCOME TAXES	650.1	(15.4)	(20.3)	(178.8)	4.3	439.9
PROVISION FOR INCOME TAXES	—	12.4	—	20.2	—	32.6
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(244.6)	43.2	27.0	—	174.4	—
NET INCOME (LOSS)	405.5	15.4	6.7	(199.0)	178.7	407.3
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.8)	—	(1.8)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$405.5	$15.4	$6.7	$(200.8)	$178.7	$405.5

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Six Months Ended June 30, 2020 (In millions) (Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$34.9	$96.7	$—	$939.0	$(225.2)	$845.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	56.2	95.7	—	920.0	(225.2)	846.7
Loss on impairment	—	—	—	3,646.2	—	3,646.2
Depreciation	—	9.3	—	286.7	—	296.0
General and administrative	33.7	24.8	—	57.5	—	116.0
Total operating expenses	89.9	129.8	—	4,910.4	(225.2)	4,904.9
EQUITY IN EARNINGS OF ARO	—	—	—	(11.5)	—	(11.5)
OPERATING LOSS	(55.0)	(33.1)	—	(3,982.9)	—	(4,071.0)
OTHER INCOME (EXPENSE), NET	215.5	(.2)	(37.8)	(399.7)	8.9	(213.3)
INCOME (LOSS) BEFORE INCOME TAXES	160.5	(33.3)	(37.8)	(4,382.6)	8.9	(4,284.3)
BENEFIT FOR INCOME TAXES	—	(100.0)	—	(67.8)	—	(167.8)
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(4,274.2)	(134.6)	14.9	—	4,393.9	—
NET LOSS	(4,113.7)	(67.9)	(22.9)	(4,314.8)	4,402.8	(4,116.5)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	2.8	—	2.8
NET LOSS ATTRIBUTABLE TO VALARIS	$(4,113.7)	$(67.9)	$(22.9)	$(4,312.0)	$4,402.8	$(4,113.7)

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Six Months Ended June 30, 2019 (In millions) (Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$31.3	$75.6	$—	$1,038.3	$(155.4)	$989.8
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	30.0	67.5	—	890.8	(155.4)	832.9
Loss on impairment	—	—	—	2.5	—	2.5
Depreciation	—	7.7	—	275.2	—	282.9
General and administrative	61.3	.2	—	49.3	—	110.8
Total operating expenses	91.3	75.4	—	1,217.8	(155.4)	1,229.1
EQUITY IN EARNINGS OF ARO	—	—	—	.6	—	.6
OPERATING INCOME (LOSS)	(60.0)	.2	—	(178.9)	—	(238.7)
OTHER INCOME (EXPENSE), NET	678.8	(31.0)	(40.8)	(93.3)	8.4	522.1
INCOME (LOSS) BEFORE INCOME TAXES	618.8	(30.8)	(40.8)	(272.2)	8.4	283.4
PROVISION FOR INCOME TAXES	—	29.0	—	35.1	—	64.1
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(403.7)	75.3	53.1	—	275.3	—
NET INCOME (LOSS)	215.1	15.5	12.3	(307.3)	283.7	219.3
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(4.2)	—	(4.2)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$215.1	$15.5	$12.3	$(311.5)	$283.7	$215.1

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended June 30, 2020
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
NET INCOME (LOSS)	$(1,107.4)	$17.1	$(9.0)	$(1,001.0)	$991.5	$(1,108.8)
OTHER COMPREHENSIVE LOSS, NET
Net change in derivative fair value	—	4.8	—	—	—	4.8
Reclassification of net gains on derivative instruments from other comprehensive loss to net loss	—	(10.9)	—	—	—	(10.9)
NET OTHER COMPREHENSIVE LOSS	—	(6.1)	—	—	—	(6.1)
COMPREHENSIVE INCOME (LOSS)	(1,107.4)	11.0	(9.0)	(1,001.0)	991.5	(1,114.9)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	1.4	—	1.4
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(1,107.4)	$11.0	$(9.0)	$(999.6)	$991.5	$(1,113.5)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2019
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
NET INCOME (LOSS)	$405.5	$15.4	$6.7	$(199.0)	$178.7	$407.3
OTHER COMPREHENSIVE INCOME, NET
Net change in derivative fair value	—	(1.6)	—	—	—	(1.6)
Reclassification of net losses on derivative instruments from other comprehensive income to net income (loss)	—	1.8	—	—	—	1.8
NET OTHER COMPREHENSIVE INCOME	—	.2	—	—	—	.2
COMPREHENSIVE INCOME (LOSS)	405.5	15.6	6.7	(199.0)	178.7	407.5
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.8)	—	(1.8)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$405.5	$15.6	$6.7	$(200.8)	$178.7	$405.7

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
Six Months Ended June 30, 2020
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
NET LOSS	$(4,113.7)	$(67.9)	$(22.9)	$(4,314.8)	$4,402.8	$(4,116.5)
OTHER COMPREHENSIVE LOSS, NET
Net change in derivative fair value	—	(8.1)	—	—	—	(8.1)
Reclassification of net gains on derivative instruments from other comprehensive loss to net loss	—	(11.0)	—	—	—	(11.0)
Other	—	—	—	(.4)	—	(.4)
NET OTHER COMPREHENSIVE LOSS	—	(19.1)	—	(.4)	—	(19.5)
COMPREHENSIVE LOSS	(4,113.7)	(87.0)	(22.9)	(4,315.2)	4,402.8	(4,136.0)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	2.8	—	2.8
COMPREHENSIVE LOSS ATTRIBUTABLE TO VALARIS	$(4,113.7)	$(87.0)	$(22.9)	$(4,312.4)	$4,402.8	$(4,133.2)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2019
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
NET INCOME (LOSS)	$215.1	$15.5	$12.3	$(307.3)	$283.7	$219.3
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	—	(1.6)	—	—	—	(1.6)
Reclassification of net losses on derivative instruments from other comprehensive income (loss) to net income (loss)	—	3.4	—	—	—	3.4
Other	—	—	—	(.1)	—	(.1)
NET OTHER COMPREHENSIVE INCOME (LOSS)	—	1.8	—	(.1)	—	1.7
COMPREHENSIVE INCOME (LOSS)	215.1	17.3	12.3	(307.4)	283.7	221.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(4.2)	—	(4.2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$215.1	$17.3	$12.3	$(311.6)	$283.7	$216.8

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS June 30, 2020 (In millions) (Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$156.5	$—	$—	$45.5	$—	$202.0
Accounts receivable, net	.2	25.7	—	337.4	—	363.3
Accounts receivable from affiliates	4,334.8	201.2	1.4	1,224.7	(5,762.1)	—
Other current assets	.5	53.6	—	446.7	—	500.8
Total current assets	4,492.0	280.5	1.4	2,054.3	(5,762.1)	1,066.1
PROPERTY AND EQUIPMENT, AT COST	1.1	113.6	—	13,105.6	—	13,220.3
Less accumulated depreciation	1.1	93.4	—	1,933.2	—	2,027.7
Property and equipment, net	—	20.2	—	11,172.4	—	11,192.6
LONG - TERM NOTES RECEIVABLE FROM ARO	—	—	—	452.8	—	452.8
INVESTMENT IN ARO	—	—	—	117.2	—	117.2
DUE FROM AFFILIATES	1,593.3	217.5	38.9	4,680.8	(6,530.5)	—
INVESTMENTS IN AFFILIATES	9,166.5	654.2	1,239.8		(11,060.5)	—
OTHER ASSETS	1.1	20.4	—	188.7	—	210.2
	$15,252.9	$1,192.8	$1,280.1	$18,666.2	$(23,353.1)	$13,038.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$141.1	$16.6	$12.2	$380.1	$—	$550.0
Accounts payable to affiliates	1,117.0	237.2	802.2	3,605.7	(5,762.1)	—
Current maturities of long-term debt	2,394.8		123.3	—	—	2,518.1
Total current liabilities	3,652.9	253.8	937.7	3,985.8	(5,762.1)	3,068.1
DUE TO AFFILIATES	3,534.0	505.6	641.2	1,849.7	(6,530.5)	—
LONG-TERM DEBT	2,880.6	111.7	372.3	727.6		4,092.2
OTHER LIABILITIES		247.6		445.6	—	693.2
VALARIS SHAREHOLDERS' EQUITY (DEFICIT)	5,185.4	74.1	(671.1)	11,662.5	(11,060.5)	5,190.4
NONCONTROLLING INTERESTS	—	—	—	(5.0)	—	(5.0)
Total equity (deficit)	5,185.4	74.1	(671.1)	11,657.5	(11,060.5)	5,185.4
	$15,252.9	$1,192.8	$1,280.1	$18,666.2	$(23,353.1)	$13,038.9

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2019 (In millions)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21.5	$—	$—	$75.7	$—	$97.2
Accounts receivable, net	.2	19.7	—	500.8	—	520.7
Accounts receivable from affiliates	4,031.4	386.0	—	897.2	(5,314.6)	—
Other current assets	.6	11.6	—	434.3	—	446.5
Total current assets	4,053.7	417.3	—	1,908.0	(5,314.6)	1,064.4
PROPERTY AND EQUIPMENT, AT COST	1.9	108.8	—	18,283.1	—	18,393.8
Less accumulated depreciation	1.9	84.7	—	3,210.3	—	3,296.9
Property and equipment, net	—	24.1	—	15,072.8	—	15,096.9
LONG-TERM NOTES RECEIVABLE FROM ARO	—	—	—	452.9	—	452.9
INVESTMENT IN ARO	—	—	—	128.7	—	128.7
DUE FROM AFFILIATES	73.8	—	38.9	1,775.7	(1,888.4)	—
INVESTMENTS IN AFFILIATES	9,778.5	788.8	1,224.9	—	(11,792.2)	—
OTHER ASSETS	7.9	3.8	—	182.6	(6.0)	188.3
	$13,913.9	$1,234.0	$1,263.8	$19,520.7	$(19,001.2)	$16,931.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$99.2	$29.3	$12.2	$565.2	$—	$705.9
Accounts payable to affiliates	818.8	147.8	815.1	3,532.9	(5,314.6)	—
Current maturities of long - term debt	—	—	124.8	—	—	124.8
Total current liabilities	918.0	177.1	952.1	4,098.1	(5,314.6)	830.7
DUE TO AFFILIATES	710.3	478.8	586.6	112.7	(1,888.4)	—
LONG-TERM DEBT	2,990.6	111.7	373.3	2,447.9	—	5,923.5
OTHER LIABILITIES	(14.6)	90.6	—	797.4	(6.0)	867.4
VALARIS SHAREHOLDERS' EQUITY (DEFICIT)	9,309.6	375.8	(648.2)	12,065.9	(11,792.2)	9,310.9
NONCONTROLLING INTERESTS	—	—	—	(1.3)	—	(1.3)
Total equity (deficit)	9,309.6	375.8	(648.2)	12,064.6	(11,792.2)	9,309.6
	$13,913.9	$1,234.0	$1,263.8	$19,520.7	$(19,001.2)	$16,931.2

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2020 (In millions) (Unaudited)
	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(203.1)	$149.5	$(40.3)	$(287.2)	$—	$(381.1)
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(67.1)	—	(67.1)
Proceeds from disposition of assets	—	—	—	13.8	—	13.8
Net cash used in investing activities	—	—	—	(53.3)	—	(53.3)
FINANCING ACTIVITIES
Borrowings on credit facility	566.0	—	—	—	—	566.0
Advances from (to) affiliates	(202.9)	(149.5)	40.3	312.1	—	—
Repayments of credit facility borrowings	(15.0)	—	—	—	—	(15.0)
Reduction of long -term borrowings	(9.7)	—	—	—	—	(9.7)
Other	(.3)	—	—	(1.6)	—	(1.9)
Net cash provided by (used in) financing activities	338.1	(149.5)	40.3	310.5	—	539.4
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.2)		(.2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	135.0	—	—	(30.2)	—	104.8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21.5	—	—	75.7	—	97.2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$156.5	$—	$—	$45.5	$—	$202.0

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2019 (In millions) (Unaudited)
	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash used in operating activities	$(79.9)	$(117.5)	$(68.6)	$(27.4)	$—	$(293.4)
INVESTING ACTIVITIES
Rowan cash acquired	—	—	—	931.9	—	931.9
Maturities of short-term investments	339.0	—	—	—	—	339.0
Purchases of short-term investments	(145.0)	—	—	—	—	(145.0)
Additions to property and equipment	—	—	—	(134.8)	—	(134.8)
Other	2.5	—	—	2.0	—	4.5
Net cash provided by investing activities	196.5	—	—	799.1	—	995.6
FINANCING ACTIVITIES
Debt solicitation fees	—	—	—	(8.7)	—	(8.7)
Cash dividends paid	(4.5)	—	—	—	—	(4.5)
Repurchase of common shares	(4.2)	—	—	—	—	(4.2)
Advances from (to) affiliates	174.5	117.5	68.6	(360.6)	—	—
Other	(0.5)	—	—	—	—	(0.5)
Net cash provided by (used in) financing activities	165.3	117.5	68.6	(369.3)	—	(17.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.3)	—	(.3)
INCREASE IN CASH AND CASH EQUIVALENTS	281.9	—	—	402.1	—	684.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199.8	—	2.7	72.6	—	275.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$481.7	$—	$2.7	$474.7	$—	$959.1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2019. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry. Exclusive of two rigs under construction and three rigs marked for retirement and classified as held-for-sale, we currently own and operate an offshore drilling rig fleet of 65 rigs, with drilling operations in almost every major offshore market across six continents. Inclusive of rigs under construction, our fleet includes 13 drillships, five dynamically positioned semisubmersible rigs, one moored semisubmersible rig and 48 jackup rigs, nine of which are leased to our 50/50 joint venture with Saudi Aramco.  We operate the world's largest fleet amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

As of June 30, 2020, we had $7.1 billion of indebtedness outstanding, and as of the date hereof we had $58.5 million of due and unpaid interest on our indebtedness. Pursuant to the Second Amended and Restated Waiver to Fourth Amended and Restated Credit Agreement (the “Second A&R Waiver”), the lenders under our revolving credit facility have waived certain defaults and events of default under the revolving credit facility, including in relation to the non-payment of interest under the Defaulted Notes (defined herein), and pursuant to the Forbearance Agreement (the “Forbearance Agreement”), certain holders of our senior notes have agreed to forbear from the exercise of certain rights and remedies that they have with respect to certain specified defaults and events of defaults (including cross-defaults). The Second A&R Waiver and the Forbearance Agreement each terminate automatically on August 3, 2020. See “Note 10 - Debt” for a description of the terms of the Second A&R Waiver and the Forbearance Agreement. We continue to have discussions with our lenders and bondholders regarding the terms of a potential comprehensive restructuring of our indebtedness. While there can be no assurances as to ultimate timing, we expect our restructuring is likely to be implemented imminently through cases under Chapter 11 of the U.S. Bankruptcy Code and that our restructuring may result in cancellation of existing equity interest and little or no recovery to existing shareholders.

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

During the first half of 2020, the COVID-19 global pandemic and the response thereto have negatively impacted the macro-economic environment and global economy. Global oil demand has fallen sharply at the same time global oil supply has increased as a result of certain oil producers competing for market share, leading to a supply glut. As a consequence, the price of Brent crude oil fell from around $60 per barrel at year-end 2019 to around $20 per barrel in mid-April. In response to dramatically reduced oil price expectations for the near term, our customers are reviewing, and in most cases lowering significantly, their capital expenditure plans in light of revised pricing expectations. While there has been some recent improvement to Brent crude oil prices, to approximately $43 per barrel as of mid-July 2020, there is still a significant amount of uncertainty around the sustainability of the improvement in oil prices to support a recovery in demand for offshore drilling services.

Additionally, the full impact that the pandemic and the decline in oil prices will have on our results of operations, financial condition, liquidity and cash flows is uncertain due to numerous factors, including the duration and severity of the outbreak, the duration of the price and demand decline, and the extent of disruptions to our operations. To date, the COVID-19 pandemic has resulted in only limited operational downtime where outbreaks have been experienced on rigs requiring a shutdown of operations while crews are tested and incremental sanitation protocols are implemented. While we have not experienced downtime due to quarantines or an inability to staff our rigs due to travel restrictions or stay-at-home orders, we are incurring additional personnel, housing and logistics costs in order to mitigate these potential impacts to our operations. In limited instances, we have been reimbursed for these costs by our customers. Our operations and business may be subject to further economic disruptions as a result of the spread of COVID-19 among our workforce, the extension or imposition of further public health measures affecting supply chain and logistics, and the impact of the pandemic on key customers, suppliers, and other counterparties.

We expect that the remainder of 2020 will be a challenging year for drilling contractors as customers wait to gain additional clarity on commodity pricing and seek to reduce costs in the near-term by attempting to renegotiate existing contract terms. We believe the current market and macro-economic conditions will create a challenging contracting environment through at least 2021.

The combined effects of the global COVID-19 pandemic, the significant decline in the demand for oil and the substantial surplus in the supply of oil have resulted in significantly reduced demand and day rates for offshore drilling provided by the Company and increased uncertainty regarding long-term market conditions. These recent events have had a significant adverse impact on our current and expected liquidity position and financial runway. The Company did not make interest payments due in June and July 2020 on the Defaulted Notes (as defined herein). The June 2020 missed interest payments currently represents a default or event of default under the Defaulted Notes. An aggregate of approximately $2.1 billion is outstanding under the Defaulted Notes. Pursuant to the Second A&R Waiver (as defined herein), the lenders under our revolving credit facility have waived certain defaults under the revolving credit facility, including in relation to the non-payment of interest on the Defaulted Notes, and pursuant to the Forbearance Agreement (as defined herein), certain holders of our senior notes have agreed to forbear from the exercise of certain rights and remedies that they have with respect to certain specified defaults and events of defaults (including cross-defaults). At the time of entry into the Forbearance Agreement, the Supporting Holders (as defined herein) held (i) approximately 44.0% of the outstanding 2022 Notes, (ii) approximately 74.2% of the outstanding 2024 Notes, (iii) approximately 65.3% of the outstanding 2025 Notes, (iv) approximately 68.9% of the outstanding 2042 Notes and (v) approximately 82.9% of the outstanding 2044 Notes. The Second A&R Waiver and the Forbearance Agreement each terminate automatically on August 3, 2020. See “Note 10 - Debt” for a description of the terms of the Second A&R Waiver and the Forbearance Agreement.

Based on our evaluation of the circumstances described above, coupled with significant asset impairments (See "Note 6 - Property and Equipment") and substantial borrowings on our revolving credit facility, we determined that there was a significant level of uncertainty as to whether we will be in compliance with covenants to maintain specified financial and guarantee coverage ratios, including a total debt to total capitalization ratio that is less than or equal to 60%, within the next twelve months. If we exceed the total debt to total capitalization covenant in our revolving credit facility, further borrowings under the revolving credit facility would not be permitted, absent a waiver in respect of the resulting event of default from the breach of the total debt to total capitalization covenant, and all outstanding borrowings could become immediately due and payable by actions of lenders holding a majority of the commitments under the revolving credit facility. Any such acceleration would trigger a cross-acceleration event of default with respect to approximately $2.1 billion outstanding under the Defaulted Notes. In addition to the approximately $58.5 million of missed interest payments on the Defaulted Notes discussed above, there is substantial uncertainty whether the Company will pay $79.2 million of interest on other series of outstanding notes on or prior to August 15, 2020 together with the $122.9 million outstanding principal amount of our 6.875% Senior Notes due on August 15, 2020. Therefore, due to the uncertainty as to our ability to comply with our debt covenants over the next 12 months and the related potential for cross-covenant defaults, we concluded that there is a substantial doubt regarding our ability to continue as a going concern within one year after the date that the financial statements are issued.

We are actively pursuing a variety of transactions and cost-cutting measures, including, but not limited to, further reductions in corporate overhead and discretionary expenditures, another potential waiver from lenders under, or amendment to, our revolving credit facility, another potential forbearance from holders of our senior notes, further reductions in capital expenditures and increased focus on operational efficiencies. We are also actively negotiating with certain holders of our senior notes and certain lenders under our revolving credit facility regarding a comprehensive restructuring of our indebtedness. While there can be no assurances as to ultimate timing, we expect our restructuring is likely to be implemented imminently through cases under Chapter 11 of the U.S. Bankruptcy Code and that our restructuring may result in cancellation of existing equity interest and little or no recovery to existing shareholders.

In light of the foregoing, the unaudited condensed consolidated financial statements included herein were prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might be necessary should we be unable to continue as a going concern. We will continue to evaluate our going concern assessment in connection with future periodic reports.

Backlog

Our backlog was $1.6 billion and $2.5 billion as of June 30, 2020 and December 31, 2019, respectively. The decrease in our backlog was due to customer contract cancellations, customer concessions and revenues realized, partially offset by the addition of backlog from new contract awards and contract extensions.

As we finalize negotiations of contract concessions with our customers, above-market rate contracts expire and revenues are realized, we may experience further declines in backlog, which would result in a decline in revenues and operating cash flows over the near-term. Contract backlog was adjusted for drilling contracts signed, terminated or concessions granted after each respective balance sheet date but prior to filing each annual and quarterly report on February 21, 2020 and July 30, 2020, respectively.

BUSINESS ENVIRONMENT

Floaters

The floater contracting environment remains challenging due to limited demand, excess newbuild supply and the fall in oil prices earlier in the year. Floater demand declined materially in March and April 2020, as our customers reduced capital expenditures particularly for capital-intensive, long-lead deepwater projects in the wake of oil price declines from around $60 per barrel at year-end 2019 to around $20 per barrel in mid-April 2020. The decline in demand has resulted in the cancellation and delay of drilling programs and the termination of drilling contracts. To date, the COVID-19 pandemic has resulted in only limited operational downtime where outbreaks have been experienced on rigs requiring a shutdown of operations while crews are tested and incremental sanitation protocols are implemented. While we have not experienced downtime due to quarantines or an inability to staff our rigs due to travel restrictions or stay-at-home orders, we are incurring additional personnel, housing and logistics costs in order to mitigate these potential impacts to our operations. In limited instances, we have been reimbursed for these costs by our customers. Our operations and business may be subject to further economic disruptions as a result of the spread of COVID-19 among our workforce, the extension or imposition of further public health measures affecting supply chain and logistics, and the impact of the pandemic on key customers, suppliers, and other counterparties. There can be no assurance that these, or other issues caused by the COVID-19 pandemic, will not materially affect our ability to operate our rigs in the future.

During 2020, we have received notices of termination, requests for concessions, cancellation and/or deferral of drilling programs by operators and we may receive additional requests for concessions, termination and/or deferral notices during the pendency of the current market environment.

During the second quarter, the VALARIS DS-7 contract for operations offshore Ghana and the contract awarded in the first quarter of 2020 for operations offshore Senegal/Mauritania, the VALARIS DS-9 contract awarded in the first quarter of 2020 for operations offshore Brazil and the VALARIS MS-1 contract awarded in the first quarter of 2020 for operations offshore Australia were terminated. Additionally, the VALARIS DPS-1 contract was terminated in June, earlier than the previously scheduled end date of September 2021, and the VALARIS DS-10, VALARIS DS-15 and VALARIS 8505 are expected to operate on reduced day rates for various periods during 2020. During the first quarter, the VALARIS 5004 operated on a reduced day rate from mid-March to mid-April, at which point the contract was terminated, and the VALARIS DS-8 contract was terminated in March 2020 as described below.
In March 2020, VALARIS DS-8 experienced a non-drilling incident while operating offshore Angola, resulting in the blowout preventer (BOP) stack being disconnected from the riser while the rig was moving between well locations. The BOP stack, which we later recovered, dropped to the seabed floor, clear of any subsea structures. No injuries, environmental pollution or third-party damage resulted from the BOP stack being disconnected.  As a result of the incident, the operator terminated the contract. The termination resulted in a decline in our contracted revenue backlog of approximately $150 million. We have loss of hire insurance for $602,500 per day, after a 45-day deductible waiting period, through the end of the contract in November 2020. The waiting period expired on April 22, 2020. We are seeking to recover losses incurred in accordance with the terms of this insurance policy, which would largely offset the lost backlog noted above. There can be no assurance as to the timing or amount of insurance proceeds ultimately received.

During the first quarter of 2020, VALARIS DS-12 was awarded a one-well contract that commenced in February 2020. VALARIS MS-1 was awarded a three-well contract that is expected to commence in the first quarter of 2021 and has an estimated duration of 155 days. VALARIS 8505 was awarded a one-well contract that was expected to commence in mid-November 2020, but is now expected to be July 2021 with an estimated duration of 80 days.

The VALARIS 6002 was sold in January 2020 resulting in an insignificant pre-tax gain. Additionally, the VALARIS 5004 was sold in April 2020 resulting in an insignificant pre-tax loss. During the second quarter of 2020, we began marketing the VALARIS 8500, VALARIS 8501, VALARIS 8502, VALARIS DS-3, VALARIS DS-5 and VALARIS DS-6 and classified the rigs as held-for-sale, resulting in an impairment of approximately $14.6 million as the net book value exceeded the fair value less costs to sell. All of these rigs except VALARIS DS-6 and VALARIS 8502 were subsequently sold in July 2020.

There are approximately 25 newbuild drillships and semisubmersible rigs reported to be under construction, of which four are scheduled to be delivered before the end of 2020. Most newbuild floaters are uncontracted. Several newbuild deliveries have been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.

Drilling contractors have retired approximately 150 floaters since the beginning of 2014. Approximately 15 floaters older than 30 years of age are currently idle, approximately 10 additional floaters older than 30 years have contracts that will expire by end of 2020 without follow-on work. Additional rigs are expected to become idle as a result of recent market events. Operating costs associated with keeping these rigs idle as well as expenditures required to re-certify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs. Improvements in demand and/or reductions in supply will be necessary before meaningful increases in utilization and day rates are realized.

Jackups

Despite recent gains in the jackup market, demand for jackups has declined in light of increased market uncertainty. To date, the COVID-19 pandemic has resulted in only limited operational downtime where outbreaks have been experienced on rigs requiring a shutdown of operations while crews are tested and incremental sanitation protocols are implemented. While we have not experienced downtime due to quarantines or an inability to staff our rigs due to travel restrictions or stay-at-home orders, we are incurring additional personnel, housing and logistics costs in order to mitigate these potential impacts to our operations. In limited instances, we have been reimbursed for these costs by our customers. Our operations and business may be subject to further economic disruptions as a result of the spread of COVID-19 among our workforce, the extension or imposition of further public health measures affecting supply chain and logistics, and the impact of the pandemic on key customers, suppliers, and other counterparties. There can be no assurance, however, that these, or other issues caused by the COVID-19 pandemic, will not materially affect our ability to operate our rigs in the future.
During 2020, we have received notices of termination, requests for concessions, cancellation and/or deferral of drilling programs by operators, and we may receive additional requests for concessions, termination and/or deferral notices during the pendency of the current market environment.
During the second quarter, the VALARIS JU-84 contract was terminated and we negotiated a day rate reduction for VALARIS JU-290 to operate at a standby rate from September 2020 to March 2021.
During the first quarter of 2020, the VALARIS JU-109 contract was terminated. In April 2020, there were various negotiated customer contract concessions, including day rate reductions: VALARIS JU-120 is operating on a reduced day rate from late-April 2020 to late-September 2020. VALARIS JU-92 was previously expected to operate on a reduced day rate from mid-May 2020 to late-September 2020, but has continued to operate at full dayrate and VALARIS JU-72 operated on a reduced day rate from April 2020 to July 2020. Additionally, VALARIS JU-249 ended its contract in April 2020 and VALARIS JU-100 ended its contract in late-April 2020, in both cases, earlier than expected.
During the second quarter of 2020, we executed short-term contracts for VALARIS JU-102 and VALARIS JU-87 that commenced in June 2020 and May 2020, respectively. We were also awarded a two-well extension for VALARIS JU-291 with an expected duration of approximately 180 days from January 2021 to June 2021. We executed a four year contract for VALARIS JU-104 expected to commence in September 2020 and we extended the VALARIS JU-67 contract 210 days from May 2020 to December 2020.

During the first quarter of 2020, we executed a three-well contract for VALARIS JU-118 that commenced in mid-March 2020 with an estimated duration of 425 days. Additionally, we executed a two-well contract for VALARIS JU-144 that commenced in May 2020 with an estimated duration of 200 days. The previously disclosed contract for the JU-144 that was expected to commence in September 2020 was transferred to the VALARIS JU-102. VALARIS JU-87 was awarded a one-well contract that commenced in March 2020 with an estimated duration of 30 days and an extension to May 2020 for another well with an estimated duration of 30 days.

The VALARIS JU-68 was sold in January 2020 and VALARIS JU-70 was sold in June 2020, resulting in an insignificant pre-tax gain and pre-tax loss, respectively. Additionally, VALARIS JU-71 was sold in June 2020 resulting in an insignificant pre-tax loss. During the second quarter of 2020, we classified VALARIS 105 as held-for-sale, resulting in an impairment of approximately $0.4 million as the net book value exceeded the fair value less costs to sell.

There are approximately 45 newbuild jackup rigs reported to be under construction, of which 15 are scheduled to be delivered before the end of 2020. Most newbuild jackups are uncontracted. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that scheduled jackup deliveries will continue to be delayed until more rigs are contracted.

Drilling contractors have retired approximately 110 jackups since the beginning of the downturn. Approximately 90 jackups older than 30 years are idle and 40 jackups that are 30 years or older have contracts expiring by the end of 2020 without follow-on work. Expenditures required to re-certify these aging rigs may prove cost prohibitive and drilling contractors may instead elect to scrap or cold-stack these rigs. We expect jackup scrapping and cold-stacking to continue for the remainder of 2020. Improvements in demand and/or reductions in supply will be necessary before meaningful increases in utilization and day rates are realized.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns.  In the fourth quarter of 2019, we began marketing the VALARIS 6002, VALARIS JU-68 and VALARIS JU-70, and classified the rigs as held-for-sale on our December 31, 2019 condensed consolidated balance sheet. In the second quarter of 2020, we began marketing the VALARIS 8500, VALARIS 8501, VALARIS 8502, VALARIS DS-3, VALARIS DS-5, VALARIS DS-6 and VALARIS 105, and classified the rigs as held-for-sale on our June 30, 2020 condensed consolidated balance sheet. To date all of these rigs, except VALARIS DS-6, VALARIS 8502 and VALARIS 105 have been sold.

We continue to focus on our fleet management strategy in light of the composition of our rig fleet. As part of this strategy, we may act opportunistically from time to time to monetize assets to enhance shareholder value and improve our liquidity profile, in addition to reducing holding costs by selling or disposing of older, lower-specification or non-core rigs.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019(1)	2020	2019(1)
Revenues	$388.8	$583.9	$845.4	$989.8
Operating expenses
Contract drilling (exclusive of depreciation)	370.7	500.3	846.7	832.9
Loss on impairment	838.0	2.5	3,646.2	2.5
Depreciation	131.5	157.9	296.0	282.9
General and administrative	62.6	81.2	116.0	110.8
Total operating expenses	1,402.8	741.9	4,904.9	1,229.1
Equity in earnings of ARO	(5.2)	.6	(11.5)	.6
Operating loss	(1,019.2)	(157.4)	(4,071.0)	(238.7)
Other income (expense), net	(105.4)	597.3	(213.3)	522.1
Provision (benefit) for income taxes	(15.8)	32.6	(167.8)	64.1
Net income (loss)	(1,108.8)	407.3	(4,116.5)	219.3
Net (income) loss attributable to noncontrolling interests	1.4	(1.8)	2.8	(4.2)
Net income (loss) attributable to Valaris	$(1,107.4)	$405.5	$(4,113.7)	$215.1

(1)	The three months and six months ended June 30, 2019 include results of the Rowan transaction from April 11, 2019 through June 30, 2019.

Overview

Revenues decreased $195.1 million, or 33%, for the three months ended June 30, 2020, as compared to the prior year quarter primarily due to $87.8 million from fewer days under contract across our fleet, $86.7 million from the sale of VALARIS 5006, VALARIS 6002, VALARIS 5004, VALARIS JU-68 and VALARIS JU-96, which operated in the prior year quarter, $61.5 million due to the termination of the VALARIS DS-8 contract and $19.0 million due to lower revenues earned from our rigs leased to ARO and under the Secondment Agreement and Transition Services Agreement. This decrease was partially offset by $46.3 million of contract termination fees received for certain rigs.

Revenues decreased $144.4 million, or 15%, for the six months ended June 30, 2020, as compared to the prior year period primarily due to $161.2 million from the sale of VALARIS 5006, VALARIS 6002, VALARIS 5004, VALARIS JU-68 and VALARIS JU-96, which operated in the prior comparative period, $102.2 million as a result of fewer days under contract across our fleet and $71.7 million due to the termination of VALARIS DS-8 contract. The decline in revenue was partially offset by $113.6 million of revenue earned by rigs added from the Rowan Transaction, $46.3 million of contract termination fees received for certain rigs and $24.3 million due to revenues earned from our rigs leased to ARO and under the Secondment Agreement and Transition Services Agreement.

Contract drilling expense decreased $129.6 million, or 26%, for the three months ended June 30, 2020, as compared to the prior year quarter, primarily due to $65.0 million of lower cost on idle rigs, $29.5 million from the sale of VALARIS 5006, VALARIS 6002, VALARIS 5004, VALARIS JU-68 and VALARIS JU-96, which operated in the prior year quarter, and $15.5 million due to costs incurred for services provided to ARO under the Secondment Agreement and other costs for rigs leased to ARO.

Contract drilling expense increased $13.8 million, or 2%, for the six months ended June 30, 2020, as compared to the prior year period, primarily due to $140.1 million of contract drilling expenses incurred on rigs added from the Rowan Transaction. This increase was partially offset by $57.0 million due to lower cost on idle rigs and $60.4 million from the sale of VALARIS 5006, VALARIS 6002, VALARIS 5004, VALARIS JU-68 and VALARIS JU-96, which operated in the prior-year period.

During the three and six months ended June 30, 2020, we recorded a non-cash loss on impairment of $838.0 million and $3.6 billion, respectively, with respect to assets in our fleet and a certain contract intangible, primarily due to the adverse change in the current and anticipated market for these assets. See "Note 3 - Rowan Transaction" and "Note 6 - Property and Equipment" for additional information.

Depreciation expense decreased $26.4 million, or 17% for the three months ended June 30, 2020, as compared to the prior year quarter, primarily due to lower depreciation expense on certain non-core assets which were impaired to scrap value during the first quarter of 2020.

Depreciation expense increased $13.1 million, or 5%, for the six months ended June 30, 2020, as compared to the prior year period, primarily due to depreciation expense recorded for rigs added in the Rowan Transaction. This increase was partially offset by lower depreciation expense on certain assets which were impaired to scrap value during the first quarter of 2020.

General and administrative expenses decreased by $18.6 million, or 23% for the three months ended June 30, 2020, as compared to the prior year quarter, primarily due to merger related costs in the respective prior year comparable period.

General and administrative expenses increased by $5.2 million, or 5%, for the six months ended June 30, 2020, as compared to the respective prior year period, primarily due to professional fees.

Other expense, net, increased $702.7 million, or 118% and $735.4 million or 141%, for the three and six months ended June 30, 2020, respectively, as compared to the respective prior year comparative period, primarily due to the gain on bargain purchase recognized in the prior year.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our and ARO's offshore drilling rigs as of June 30, 2020 and 2019:

	2020	2019
Floaters(1)	17	26
Jackups(2)	39	44
Other	9	9
Under construction	2	2
Held-for-sale(1)(2)	7	—
Total Valaris	74	81
ARO(3)	7	7

(1)
During the fourth quarter of 2019, we sold VALARIS 5006. During the first and second quarters of 2020, we sold VALARIS 6002 and VALARIS 5004, respectively. During the second quarter of 2020, we classified VALARIS 8500, VALARIS 8501, VALARIS 8502, VALARIS DS-3, VALARIS DS-5 and VALARIS DS-6 as held-for-sale.

(2)
During the fourth quarter of 2019, we sold VALARIS JU-96 and in the first quarter of 2020, we sold VALARIS JU-68. During the second quarter of 2020, we classified VALARIS JU-105 as held-for-sale and sold VALARIS JU-70 and VALARIS JU-71.

(3)	This represents the seven rigs owned by ARO.
The following table summarizes our and ARO's rig utilization and average day rates by reportable segment for the three and six months ended June 30, 2020 and 2019. Rig utilization and average day rates for the three and six months ended June 30, 2019 periods include results of rigs added in the Rowan Transaction or ARO from the date the Rowan Transaction closed in April 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rig Utilization(1)
Floaters	32%	53%	35%	48%
Jackups	53%	69%	57%	69%
Other (2)	100%	82%	100%	85%
Total Valaris	53%	65%	56%	63%
ARO	97%	97%	93%	97%
Average Day Rates(3)
Floaters	$152,968	$218,339	$176,338	$227,415
Jackups	83,698	78,229	82,515	75,608
Other (2)	37,368	50,347	39,856	56,618
Total Valaris	$83,912	$110,063	$89,668	$113,510
ARO	$104,346	$112,906	$106,518	$112,906

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

Operating Income by Segment

Our business consists of four operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups, (3) ARO and (4) Other, which consists of management services on rigs owned by third-parties and the activities associated with our arrangements with ARO under the Transition Services Agreement, Rig Lease Agreements and Secondment Agreement. Floaters, Jackups and ARO are also reportable segments.
General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income (loss) and are included in "Reconciling Items." Substantially all of the expenses incurred associated with our Transition Services Agreement are included in general and administrative under "Reconciling Items" in the table set forth below. We measure segment assets as property and equipment.
The full operating results included below for ARO (representing only results of ARO from the Transaction Date) are not included within our consolidated results and thus deducted under "Reconciling Items" and replaced with our equity in earnings of ARO. See "Note 4 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.
Segment information for the three and six months ended June 30, 2020 and 2019 is presented below (in millions):

Three Months Ended June 30, 2020

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$163.6	$186.3	$146.0	$38.9	$(146.0)	$388.8
Operating expenses
Contract drilling (exclusive of depreciation)	170.8	182.7	112.5	17.2	(112.5)	370.7
Loss on impairment	831.9	.4	—	5.7	—	838.0
Depreciation	62.0	52.8	13.3	11.2	(7.8)	131.5
General and administrative	—	—	7.1	—	55.5	62.6
Equity in earnings of ARO	—	—	—	—	(5.2)	(5.2)
Operating income (loss)	$(901.1)	$(49.6)	$13.1	$4.8	$(86.4)	$(1,019.2)

Three Months Ended June 30, 2019

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$295.6	$229.2	$123.8	$59.1	$(123.8)	$583.9
Operating expenses
Contract drilling (exclusive of depreciation)	249.2	212.2	78.9	38.9	(78.9)	500.3
Loss on impairment	—	—	—	—	2.5	2.5
Depreciation	98.4	55.5	12.4	—	(8.4)	157.9
General and administrative	—	—	5.3	—	75.9	81.2
Equity in earnings of ARO	—	—	—	—	.6	.6
Operating income (loss)	$(52.0)	$(38.5)	$27.2	$20.2	$(114.3)	$(157.4)

Six Months Ended June 30, 2020

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$343.2	$399.1	$286.3	$103.1	$(286.3)	$845.4
Operating expenses
Contract drilling (exclusive of depreciation)	384.7	408.8	220.8	53.2	(220.8)	846.7
Loss on impairment	3,386.2	254.3	—	5.7	—	3,646.2
Depreciation	151.4	111.3	26.3	22.3	(15.3)	296.0
General and administrative	—	—	15.4	—	100.6	116.0
Equity in earnings of ARO	—	—	—	—	(11.5)	(11.5)
Operating income (loss)	$(3,579.1)	$(375.3)	$23.8	$21.9	$(162.3)	$(4,071.0)

Six Months Ended June 30, 2019

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$528.3	$386.2	$123.8	$75.3	$(123.8)	$989.8
Operating expenses
Contract drilling (exclusive of depreciation)	431.0	347.6	78.9	54.3	(78.9)	832.9
Loss on impairment	—	—	—	—	2.5	2.5
Depreciation	183.2	92.4	12.4	—	(5.1)	282.9
General and administrative	—	—	5.3	—	105.5	110.8
Equity in earnings of ARO	—	—	—	—	.6	.6
Operating income (loss)	$(85.9)	$(53.8)	$27.2	$21.0	$(147.2)	$(238.7)

Floaters

Floater revenue declined $132.0 million, or 45%, for the three months ended June 30, 2020, as compared to the prior year quarter due to $75.2 million from the sale of VALARIS 5006, VALARIS 6002 and VALARIS 5004, which operated in the prior year quarter, $61.5 million due to the termination of the VALARIS DS-8 contract, and $42.8 million as a result of fewer days under contract across the floater fleet. This decline was partially offset by $46.3 million of contract termination fees received for certain rigs.

Floater revenue declined $185.1 million, or 35%, for the six months ended June 30, 2020, as compared to the prior year period due to $137.3 million from the sale of VALARIS 5006, VALARIS 6002 and VALARIS 5004, which operated in the prior year comparative period, $71.7 million due to the termination of the VALARIS DS-8 contract, and $57.5 million as a result of fewer days under contract across the floater fleet. This decline was partially offset by $46.3 million of contract termination fees received for certain rigs and $40.1 million earned by rigs added in the Rowan Transaction.

Floater contract drilling expense declined $78.4 million, or 31%, for the three months ended June 30, 2020, as compared to the prior year quarter, primarily due to $42.1 million lower cost on idle rigs and $21.1 million due to the sale of VALARIS 5006, VALARIS 6002 and VALARIS 5004, which operated in the prior year quarter.

Floater contract drilling expense declined $46.3 million, or 11%, for the six months ended June 30, 2020, as compared to the prior year period, primarily due to $45.9 million lower cost on idle rigs and $41.4 million from the sale of VALARIS 5006, VALARIS 6002 and VALARIS 5004, which operated in the prior year comparative period. This decrease was partially offset by $53.8 million of contract drilling expense incurred by rigs added in the Rowan Transaction.

During the three and six months ended June 30, 2020, we recorded a non-cash loss on impairment of $831.9 million and $3.4 billion, respectively, with respect to assets in our Floater segment due to the adverse change in the current and anticipated market for these assets. See "Note 6 - Property and Equipment" for additional information.

Floater depreciation expense declined for the three months ended June 30, 2020, as compared to the respective prior year quarter, primarily due to lower depreciation on certain non-core assets which were impaired to scrap value during the first quarter of 2020.

Floater depreciation expense declined for the six months ended June 30, 2020, as compared to the respective prior year period, primarily due to lower depreciation on certain non-core assets which were impaired to scrap value during the first quarter of 2020, partially offset by depreciation on rigs added in the Rowan Transaction.

Jackups

Jackup revenues declined $42.9 million, or 19%, for the three months ended June 30, 2020, as compared to the prior year quarter, primarily due to $45.0 million as a result of fewer days under contract across the jackup fleet and $11.5 million due to the sale of VALARIS JU-96 and VALARIS JU-68.

Jackup revenues increased $12.9 million, or 3%, for the six months ended June 30, 2020, as compared to the prior year period, primarily due to $73.5 million of revenue earned by rigs added in the Rowan Transaction. This increase was partially offset by $44.7 million as a result of fewer days under contract across the jackup fleet and $23.9 million due to the sale of VALARIS JU-96 and VALARIS JU-68, which operated in the prior year period.

Jackup contract drilling expense declined $29.5 million, or 14%, for the three months ended June 30, 2020, as compared to the prior year quarter, primarily due to $22.9 million of lower cost on idle rigs and $8.4 million due to the sale of VALARIS JU-96 and VALARIS JU-68, which operated in the prior year quarter.

Jackup contract drilling expense increased $61.2 million, or 18%, for the six months ended June 30, 2020, as compared to the prior year period, primarily due to $86.3 million of contract drilling expense incurred by rigs added in the Rowan Transaction. This increase was partially offset by $19.0 million due to the sale of VALARIS JU-96 and VALARIS JU-68, which operated in the prior year period.

During the three and six months ended June 30, 2020, we recorded a non-cash loss on impairment of $0.4 million and $254.3 million, respectively, with respect to assets in our Jackup segment primarily due to the adverse change in the current and anticipated market for these assets. See "Note 6 - Property and Equipment" for additional information.

Jackup depreciation expense declined $2.7 million, or 5%, for the three months ended June 30, 2020 as compared to the prior year quarter, primarily due to lower depreciation on certain non-core assets which were impaired to scrap value during the first quarter of 2020.

Jackup depreciation expense increased $18.9 million, or 20%, for the six months ended June 30, 2020 as compared to the prior year period, primarily due to the addition of rigs in the Rowan Transaction. This increase was partially offset by lower depreciation on certain non-core assets which were impaired during the first quarter of 2020.

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

The operating revenues of ARO reflect revenues earned under drilling contracts with Saudi Aramco for the seven ARO-own jackup rigs and the nine rigs leased from us that operated during the three months and six months ended June 30, 2020.

Contract drilling expenses for the three months and six months ended June 30, 2020, are inclusive of the bareboat charter fees for the rigs leased from us. Cost incurred under the Secondment Agreement are included in contract drilling expense and general and administrative, depending on the function to which the seconded employee's service related. General and administrative expenses for the three months and six months ended June 30, 2020, include costs incurred under the Transition Services Agreement and other administrative costs.

See "Note 4 - Equity Method Investment in ARO" for additional information on ARO.

Other

Other revenues declined $20.2 million for the three months ended June 30, 2020, as compared to the prior year quarter, primarily due to $20.6 million of lower revenues earned under the Secondment Agreement and Transition Services Agreement.

    Other revenues increased $27.8 million for the six months ended June 30, 2020, as compared to the prior year period, primarily due to $24.3 million of revenues earned from our rigs leased to ARO and revenues earned under the Secondment Agreement and Transition Services Agreement.

Other contract drilling expenses declined $21.7 million and $1.1 million for the three and six months ended June 30, 2020, as compared to the respective prior year period, primarily due to lower costs incurred for services provided to ARO under the Secondment Agreement and lower other costs for rigs leased to ARO.

During the three months and six months ended June 30, 2020, we recorded a non-cash loss on impairment of $5.7 million, with respect to a certain contract intangible due to current market conditions. See "Note 3 - Rowan Transaction" for additional information.

Other Income (Expense)

The following table summarizes other income (expense) for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$5.7	$11.9	$10.5	$15.4
Interest expense, net:
Interest expense	(116.8)	(126.4)	(230.7)	(213.6)
Capitalized interest	.6	8.1	1.3	14.3
	(116.2)	(118.3)	(229.4)	(199.3)
Other, net	5.1	703.7	5.6	706.0
	$(105.4)	$597.3	$(213.3)	$522.1

Interest income for the three and six months ended June 30, 2020 decreased as compared to the respective prior year period primarily due to fewer investments in time deposits and lower cash balances in the current year as compared to the prior year comparable period.

Interest expense decreased $2.1 million for the three months ended June 30, 2020, as compared to the prior year quarter, primarily due to interest savings due to the repurchase of debt in 2019 and the first quarter of 2020.

Interest expense increased $30.1 million for the six months ended June 30, 2020, as compared to the prior year period, primarily due to interest expense incurred on senior notes acquired in the Rowan Transaction, partially offset by interest savings due to the repurchases of debt in 2019 and the first quarter of 2020.

Other, net, for the three and six months ended June 30, 2019 includes $712.8 million of gain on bargain purchase recognized in connection with the Rowan Transaction.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange losses of $1.2 million and gains of $2.6 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three and six months ended June 30, 2020, respectively. During the three months ended June 30, 2020, the net foreign currency exchange losses were primarily attributable to the Euro and the net foreign currency exchange gains the six months ended June 30, 2020, were primarily attributable to the Euro and Australian Dollar.

Net foreign currency exchange losses of $2.8 million and $3.1 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three and six months ended June 30, 2019, respectively. These losses were primarily attributable to the Brazilian Real, Angolan Kwanza, Euro and Venezuelan Bolivar.

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

Discrete income tax benefit for the three months ended June 30, 2020 was $47.3 million and was primarily attributable to rig impairments and other resolutions of prior year tax matters. Discrete income tax benefit for the three months ended June 30, 2019 was $1.2 million and was primarily attributable to the resolution of prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense for the three months ended June 30, 2020 and 2019 was $31.5 million and $33.8 million, respectively.

Discrete income tax benefit for the six months ended June 30, 2020 was $211.7 million and was primarily attributable to a restructuring transaction, rig impairments, implementation of the U.S. Cares Act, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and other resolutions of prior year tax matters. Discrete income tax benefit for the six months ended June 30, 2019 was $0.6 million and was primarily attributable to unrecognized tax benefits associated with tax positions taken in prior years and the resolution of other prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense for the six months ended June 30, 2020 and 2019 was $43.9 million and $64.7 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the impacts to our financial position resulting from declining commodity price conditions and in consideration of the substantial amount of long-term debt outstanding, we have engaged financial and legal advisors to assist us in, among other things, analyzing various alternatives to address our liquidity and capital structure, which may include, but not be limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring or a reorganization under Chapter 11 of the U.S. Bankruptcy Code. As part of the evaluation of alternatives, we also are engaged in discussions with our lenders and bondholders regarding the terms of a potential comprehensive restructuring of our indebtedness. While there can be no assurances as to ultimate timing, we expect our restructuring is likely to be implemented imminently through cases under Chapter 11 of the U.S. Bankruptcy Code and that our restructuring may result in the cancellation of existing equity interests and little or no recovery to existing shareholders.

We did not make interest payments due in June 2020 on the 4.875% Senior Notes due 2022, 5.40% Senior Notes due 2042 and 7.375% Senior Notes due 2025. We also did not make an interest payment on July 15, 2020, on the 4.75% Senior Notes due 2024 and 5.85% Senior Notes due 2044. The June 2020 missed interest payments represent current events of default under the 4.875% Senior Notes due 2022, 5.40% Senior Notes due 2042, 7.375% Senior Notes due 2025, 4.75% Senior Notes due 2024 and 5.85% Senior Notes due 2044 (the “Defaulted Notes”). We have entered into the Forbearance Agreement pursuant to which certain holders of our senior notes have agreed to forbear from the exercise of certain rights and remedies that they have with respect to certain specified defaults and events of defaults (including cross-defaults). However, the events of default under the Defaulted Notes have not been waived and still exist, and the Forbearance Agreement will terminate automatically on August 3, 2020 and may be terminated upon certain other events that may occur prior to August 3, 2020. In addition to the approximately $58.5 million of missed interest payments on the Defaulted Notes discussed above, there is substantial uncertainty whether we will pay $79.2 million of interest on other series of outstanding notes on or prior to August 15, 2020 together with the $122.9 million outstanding principal amount of our 6.875% Senior Notes due on August 15, 2020.

Our focus on liquidity and capital resources includes our cash position, debt levels and maturity profile, cost of capital, and our credit facility. Our revolving credit facility requires compliance with covenants to maintain specified financial and guarantee coverage ratios, including a total debt to total capitalization ratio that is less than or equal to 60%. In the first six months of 2020, we incurred impairments of $3.6 billion, which contributed to an increase in the total debt to total capitalization ratio to 57.7% as of June 30, 2020. As of June 30, 2020, we were in compliance with our debt covenants due to the Second A&R Waiver. The full impact that the pandemic and the decline in oil prices and demand will have on our results of operations, financial condition, liquidity and cash flows is uncertain. We may incur additional material impairments as a result of declines in demand for offshore drilling rigs. As of June 30, 2020, at current debt levels, if we incur additional impairments or experience additional losses in excess of approximately $500 million in the near future, we would no longer be in compliance with such covenant, leading to a significant level of uncertainty as to whether we will be in compliance over the next 12 months.

As a result of these uncertainties, our missed interest payments and the likelihood of a restructuring or reorganization, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. See "Note 1 - Unaudited Condensed Consolidated Financial Statements" and “Note 10 - Debt” for additional information.
The failure to make certain interest payments under the Defaulted Notes, due to cross-default provisions, represents a default or event of default under the revolving credit facility. However, any default or event of default under the revolving credit facility resulting from such failure has been waived, for the term of such waiver, pursuant to the Second A&R Waiver. We have entered into the Second A&R Waiver pursuant to which the lenders under our revolving credit facility have waived certain defaults under the revolving credit facility, including in relation to the non-payment of interest on the Defaulted Notes. However, the Second A&R Waiver will terminate automatically on August 3, 2020 and may be terminated upon certain other events that may occur prior to August 3, 2020, including if advances outstanding under the revolving credit facility exceed $630.0 million. If we exceed the total debt to total capitalization covenant in our revolving credit facility or the Second A&R Waiver is terminated without the prior cure of the defaults and events of default waived thereunder, further borrowings under the revolving credit facility would not be permitted, absent a waiver in respect of the resulting event of default from the breach of the total debt to total capitalization covenant, and all outstanding borrowings could become immediately due and payable by action of lenders holding a majority of the commitments under the revolving credit facility. Any such acceleration would trigger a cross-acceleration event of default with respect to approximately $2.1 billion outstanding under the Defaulted Notes.

The revolving credit facility generally limits us to no more than $200 million in available cash (including certain liquid investments as defined in the revolving credit facility documents), and requires consent of all lenders for draws on the revolving credit facility that would result in us having more than $200 million in available cash and liquid investments.  There can be no assurances that the lenders would approve borrowing requests that would result in us having more than $200 million in available cash and liquid investments.

Furthermore, the agent under the revolving credit facility has reserved the right to assert that a material adverse effect has occurred based on changes in the oil market and certain company-specific operating incidents, including the drop of the blowout preventer stack off the VALARIS DS-8, disclosed above.  We do not believe that a material adverse effect has occurred, but there can be no assurance that the revolving credit facility lenders will not assert a material adverse effect as a basis to deny further borrowing requests.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	June 30, 2020	December 31, 2019

Cash and cash equivalents	$202.0	$97.2
Available credit facility borrowing capacity	1,033.4	1,622.2
Total liquidity	$1,235.4	$1,719.4
Working capital	$(2,002.0)	$233.7
Current ratio	0.3	1.3

Cash and Debt

As of June 30, 2020, we had $7.1 billion of total debt principal outstanding, representing 57.7% of our total capitalization. We also had $202.0 million in cash and $1.0 billion of undrawn capacity under our credit facility, which expires in September 2022. The credit agreement governing the revolving credit facility includes an accordion feature allowing us to increase future commitments up to an aggregate amount not to exceed $250.0 million, subject to the approval of the lenders agreeing to increase their commitments.

As of June 30, 2020, our principal debt maturities through 2024 include $122.9 million in August 2020, $100.7 million in January 2021, $620.8 million in 2022 and $1.8 billion in 2024.

During the six months ended June 30, 2020, our primary source of cash was $551.0 million in net borrowings under our credit facility. Our primary uses of cash for the same period were $381.1 million used in operating activities, $67.1 million for the construction, enhancement and other improvements of our drilling rigs and $9.7 million for the repurchase of outstanding debt on the open market.

During the six months ended June 30, 2019, our primary source of cash was Rowan cash acquired of $931.9 million and $194.0 million from net maturities of short-term investments. Our primary uses of cash for the same period were $134.8 million for the construction, enhancement and other improvements of our drilling rigs and $293.4 million used in operating activities of continuing operations.

Cash Flow and Capital Expenditures

Our cash flow from operating activities and capital expenditures for the six months ended June 30, 2020 and 2019 were as follows (in millions):

	2020	2019
Net cash used in operating activities	$(381.1)	$(293.4)
Capital expenditures
New rig construction	$2.8	$40.8
Rig enhancements	35.8	66.2
Minor upgrades and improvements	28.5	27.8
	$67.1	$134.8

Cash flows used in operating activities increased $87.7 million as compared to the prior year period primarily due to declining margins. As our remaining above-market contracts expire and we renegotiate contracts with customers, we expect our operating cash flows will remain negative in the near term.

Based on our current projections, we expect capital expenditures for the remainder of 2020 to approximate $40 million for newbuild construction, rig enhancement projects and minor upgrades and improvements. Approximately $12 million of our projected capital expenditures are reimbursable by our customers. Depending on market conditions and opportunities, we may reduce our planned expenditures or make additional capital expenditures to upgrade rigs for customer requirements.

We have two ultra-deepwater drillships under construction, VALARIS DS-13 and VALARIS DS-14, which are scheduled for delivery in September 2021 and June 2022, respectively.

The following table summarizes the estimated timing of our remaining contractual payments for our rigs under construction as of June 30, 2020 (in millions):

	2020	2021	2022	Thereafter	Total(1)
VALARIS DS-13(2)	$—	$83.9	$—	$—	$83.9
VALARIS DS-14(2)	—	—	165.0	—	165.0
	$—	$83.9	$165.0	$—	$248.9

(1)
Total commitments are based on fixed-price shipyard construction contracts, exclusive of our internal costs associated with project management, commissioning and systems integration testing. Total commitments also exclude holding costs and interest.

(2)
The delivery dates for the VALARIS DS-13 and VALARIS DS-14 are September 30, 2021 and June 30, 2022, respectively. We can elect to request earlier delivery in certain circumstances. The interest rate on the final milestone payments are 7% per annum from October 1, 2019, for the VALARIS DS-13, and from July 1, 2020, for the VALARIS DS-14, until the actual delivery dates. The final milestone payments and applicable interest are due at the delivery dates (or, if accelerated, the actual delivery dates) and are estimated to be approximately $313.3 million in aggregate for both rigs, inclusive of interest, assuming we take delivery on the delivery dates. In lieu of making the final milestone payments, we have the option to take delivery of the rigs and issue a promissory note for each rig to the shipyard owner for the amount due. The promissory notes will bear interest at a rate of 9% per annum with a maturity date of December 31, 2022 and will be secured by a mortgage on each respective rig. The remaining milestone payments for VALARIS DS-13 and VALARIS DS-14 are included in the table above in the period in which we expect to take delivery of the rig. However, we may elect to execute the promissory notes and defer payment until December 2022. If we issue the promissory note to the shipyard owner, we would also be required to provide a guarantee from Valaris plc.

Financing and Capital Resources

Debt to Capital

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	June 30, 2020	December 31, 2019

Total debt (1)	$7,066.3	$6,528.1
Total capital (2)	$12,256.7	$15,839.0
Total debt to total capital	57.7%	41.2%

(1)	Total debt consists of the principal amount outstanding and borrowings on our credit facility.

(2)	Total capital consists of total debt and Valaris shareholders' equity.
During the six months ended June 30, 2020, our total debt principal increased by $538.2 million primarily as a result of borrowings on our credit facility and total capital declined by $3.6 billion due to operating losses, inclusive of impairment of assets.

Open Market Repurchases

In early March 2020, we repurchased $12.8 million of our outstanding 4.70% Senior notes due 2021 on the open market for an aggregate purchase price of $9.7 million, excluding accrued interest, with cash on hand. As a result of the transaction, we recognized a pre-tax gain of $3.1 million net of discounts in other, net, in the consolidated statement of operations.

Senior Notes

On February 3, 2020, Rowan and Rowan Companies, Inc. ("RCI") transferred substantially all their assets on a consolidated basis to Valaris plc, Valaris plc became the obligor on the outstanding notes acquired in the Rowan Transaction and Rowan and RCI were relieved of their obligations under the notes and the related indenture. See "Note 10 - Debt" for additional information.

We did not make interest payments due in June and July 2020 on the Defaulted Notes. The June 2020 missed interest payments represent current events of default under the Defaulted Notes. We have entered into the Forbearance Agreement pursuant to which certain holders of our senior notes have agreed to forbear from the exercise of certain rights and remedies that they have with respect to certain specified defaults and events of defaults (including cross-defaults). However, the events of default under the Defaulted Notes have not been waived and still exist, and the Forbearance Agreement will terminate automatically on August 3, 2020 and may be terminated upon certain other events that may occur prior to August 3, 2020. Accordingly, the amounts outstanding under the Defaulted Notes were classified as current in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2020.

Revolving Credit Facility

Our borrowing capacity under our credit facility is $1.6 billion through September 2022 of which $1.0 billion is available as of June 30, 2020. The credit agreement governing the revolving credit facility includes an accordion feature allowing us to increase the future commitments by up to an aggregate amount not to exceed $250.0 million, subject to the approval of the lenders agreeing to increase their commitments.

Advances under the revolving credit facility bear interest at Base Rate or LIBOR plus an applicable margin rate, depending on our credit ratings. We are required to pay a quarterly commitment fee on the undrawn portion of the $1.6 billion commitment, which is also based on our credit ratings.

The revolving credit facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60% and to provide guarantees from certain of our rig-owning subsidiaries sufficient to meet certain guarantee coverage ratios. The revolving credit facility also contains customary restrictive covenants, including, among others, prohibitions on creating, incurring or assuming certain debt and liens (subject to customary exceptions, including a permitted lien basket that permits us to raise secured debt up to the lesser of $1 billion or 10% of consolidated tangible net worth (as defined in the revolving credit facility)); entering into certain merger arrangements; selling, leasing, transferring or otherwise disposing of all or substantially all of our assets; making a material change in the nature of the business; paying or distributing dividends on our ordinary shares (subject to certain exceptions, including the ability to pay a quarterly dividend of $0.01 per share); borrowings, if after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of available cash (as defined in the revolving credit facility) would exceed $200 million; and entering into certain transactions with affiliates.

The revolving credit facility also includes a covenant restricting our ability to repay indebtedness maturing after September 2022, which is the final maturity date of the revolving credit facility. This covenant is subject to certain exceptions that permit us to manage our balance sheet, including the ability to make repayments of indebtedness (i) of acquired companies within 90 days of the completion of the acquisition or (ii) if, after giving effect to such repayments, available cash is greater than $250.0 million and there are no amounts outstanding under the revolving credit facility.

The missed interest payments under the Defaulted Notes, due to cross-default provisions, represent a default or event of default under the revolving credit facility. However, any default or event of default under the revolving credit facility resulting from such failure has been waived, for the term of such waiver, pursuant to the Second A&R Waiver. We have entered into the Second A&R Waiver pursuant to which certain lenders under our revolving credit facility have waived certain defaults under the revolving credit facility, including in relation to the non-payment of interest on the Defaulted Notes. However, the Second A&R Waiver will terminate automatically on August 3, 2020 and may be terminated upon certain other events that may occur prior to August 3, 2020, including if advances outstanding under the revolving credit facility exceed $630.0 million. Accordingly, the amounts outstanding under the revolving credit facility were classified as current in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2020.

As of June 30, 2020, we were in compliance in all material respects with our covenants under the revolving credit facility due to the Second A&R Waiver. We had $588.8 million outstanding under the revolving credit facility, inclusive of $37.8 million in letters of credit, leaving a remaining $1.0 billion of undrawn capacity under our credit facility as of June 30, 2020.

Our access to credit and capital markets is limited because of current market conditions and our credit rating among other reasons. Limitations on our ability to access credit and capital markets could have a material adverse impact on our financial position, operating results or cash flows.

Investment in ARO and Notes Receivable from ARO

    We consider our investment in ARO to be a significant component of our investment portfolio and an integral part of our long-term capital resources. We expect to receive cash from ARO in the future both from the maturity of our long-term notes receivable and from the distribution of earnings from ARO. The long-term notes receivable earn interest at LIBOR plus two percent and mature during 2027 and 2028. The notes receivable may be reduced by the transfer of certain employee benefit obligations to the joint venture.

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

See "Note 4 - Equity Method Investment in ARO" for additional information on our investment in ARO and notes receivable from ARO.

The following table summarizes the maturity schedule of our notes receivable from ARO as of June 30, 2020 (in millions):

Maturity Date	Principal Amount
October 2027	$275.1
October 2028	177.7
Total	$452.8

Other Financing Arrangements

During 2018, our shareholders approved our current share repurchase program. Subject to certain provisions under English law, including the requirement of the Company to have sufficient distributable reserves, we may repurchase shares up to a maximum of $500.0 million in the aggregate from one or more financial intermediaries under the program, but in no case more than 16.3 million shares. The program terminates in May 2023. As of June 30, 2020, there had been no share repurchases under this program. Our credit facility prohibits us from repurchasing our shares, except in certain limited circumstances. Any share repurchases, outside of such limited circumstances, would require the amendment or waiver of such provision.

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
Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances.  As of June 30, 2020, we were contingently liable for an aggregate amount of $112.9 million under outstanding letters of credit which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of June 30, 2020, we had not been required to make any collateral deposits with respect to these agreements.

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

Recent Tax Assessments

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101 million (approximately $69.7 million converted at current period-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42 million payment (approximately $29 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have recorded a $15.6 million liability for these assessments as of June 30, 2020. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.
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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of June 30, 2020, we had cash flow hedges outstanding to exchange an aggregate $134.9 million for various foreign currencies.

We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2020, we did not have foreign currency exposure due to our outstanding derivatives not designated as hedging instruments.

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

We do not enter into derivatives for trading or other speculative purposes. We believe that our use of derivatives and related hedging activities reduces our exposure to foreign currency exchange rate risk and does not expose us to material credit risk or any other material market risk. All of our derivatives mature during the next 15 months. See "Note 8 - Derivative Instruments" for additional information on our derivative instruments.

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

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of property and equipment, income taxes and pension and other post-retirement benefits. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2019. During the three and six months ended June 30, 2020, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

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

Based on their evaluation as of June 30, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There have been no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

UMB Bank Lawsuit

On March 19, 2020, UMB Bank, National Association (“UMB”), the purported indenture trustee for four series of Valaris notes, filed a lawsuit in Harris County District Court in Houston, Texas.  The lawsuit was filed against Valaris plc, two legacy Rowan entities, two legacy Ensco entities and the individual directors of the two legacy Rowan entities. The complaint alleges, among other things, breach of fiduciary duty, aiding and abetting breach of fiduciary duty and fraudulent transfer in connection with certain intercompany transactions occurring after completion of the Rowan merger and the Rowan entities’ guarantee of Valaris’ revolving credit facility.  In addition to an unspecified amount of damages, the lawsuit seeks to void and undo all historical transfers of cash or other assets from legacy Rowan entities to Valaris and its other subsidiaries and the internal reorganization transaction.  We and the other defendants intend to vigorously defend ourselves in the proceeding. On April 13, 2020, certain defendants that had been served by that date filed a plea to the jurisdiction, which seeks dismissal of the lawsuit on the grounds that the prior trustee was not properly removed and UMB was not properly appointed as trustee prior to filing the lawsuit. The plea to the jurisdiction was denied by the court on June 5, 2020 and discovery is now ongoing. At this time, we are unable to predict the outcome of this matter or estimate the extent to which we may be exposed to any resulting liability. Although we do not expect final disposition of this matter to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of the proceedings.

Shareholder Class Action

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

The complaint asserts claims on behalf of a class of investors who purchased Valaris plc shares between April 11, 2019 and July 31, 2019. Under applicable law, the court appointed a lead plaintiff and lead counsel. The defendants have not yet been served. We anticipate that an amended complaint will be filed in the fourth quarter of 2020. We strongly disagree and intend to vigorously defend against these claims. At this time, we are unable to predict the outcome of these matters or the extent of any resulting liability.

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2017, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $107,000 liability related to these matters was included in accrued liabilities and other on our condensed consolidated balance sheet as of June 30, 2020.

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

Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2019, as updated in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which contains descriptions of significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.
We failed to make interest payments due in June and July 2020 on the Defaulted Notes. The June 2020 missed interest payments currently represent a default or event of default under the Defaulted Notes.

We did not make interest payments due in June and July 2020 on the Defaulted Notes. The June 2020 missed interest payments currently represent a default or event of default under the Defaulted Notes, and due to cross-default provisions, represents an event of default under the revolving credit facility. However, any default or event of default under the revolving credit facility resulting from such failure has been waived, for the term of such waiver, pursuant to the Second A&R Waiver. Due to the events of default under the Defaulted Notes, the holders or trustee under the Defaulted Notes may accelerate payment under the notes. Pursuant to the Second A&R Waiver, the lenders under our revolving credit facility have waived certain defaults and events of default under the revolving credit facility, including in relation to the non-payment of interest on the Defaulted Notes, and pursuant to the Forbearance Agreement, certain holders of our senior notes have agreed to forbear from the exercise of certain rights and remedies that they have with respect to certain specified defaults and events of defaults (including cross-defaults). See “Note 10 - Debt” for a description of the terms of the Second A&R Waiver and the Forbearance Agreement.

During the Forbearance Period (as defined in Note 10), the events of default under the Defaulted Notes have not been waived and still exist, and the Second A&R Waiver and the Forbearance Agreement each terminate automatically on August 3, 2020 and may be terminated upon certain other events that may occur prior to August 3, 2020. In addition to the approximately $58.5 million of missed interest payments on the Defaulted Notes discussed above, there is substantial uncertainty that we will pay $79.2 million of interest on other series of outstanding notes on or prior to August 15, 2020 together with the $122.9 million outstanding principal amount of our 6.875% Senior Notes due on August 15, 2020. We have concluded that these circumstances create substantial doubt regarding our ability to continue as a going concern. We do not anticipate maintaining compliance over the next 12 months with covenants to maintain specified financial and guarantee coverage ratios, including a total debt to total capitalization ratio that is less than or equal to 60% under the revolving credit facility and may not be able to restructure, refinance or otherwise satisfy our obligations under our indebtedness.

We continue to have discussions with our lenders and bondholders regarding the terms of a potential comprehensive restructuring of our indebtedness, which may include additional waivers, forbearances or amendments to the covenants or other provisions of our indebtedness to address any existing or future defaults and have engaged financial and legal advisors to assist us. If we are unable to reach an agreement with our lenders and bondholders, the lenders and bondholders may choose to accelerate repayment of our indebtedness. If our lenders or our bondholders accelerate the payment of amounts outstanding under the revolving credit facility or Defaulted Notes, we do not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so.

We cannot provide any assurances that we will be successful in any restructuring of existing debt obligations or obtaining capital sufficient to fund the refinancing of our outstanding indebtedness or to provide sufficient liquidity to meet our operating needs. While there can be no assurances as to ultimate timing, we expect our restructuring is likely to be implemented imminently through cases under Chapter 11 of the U.S. Bankruptcy Code and that our restructuring may result in the cancellation of existing equity interests and little or no recovery to existing shareholders.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of our repurchases of equity securities during the quarter ended June 30, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Securities Repurchased(1)	Average Price Paid per Security	Total Number of Securities Repurchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Repurchased Under Plans or Programs

April 1 - April 30	11,824	$0.48	—	$500,000,000
May 1 - May 31	20,687	$0.34	—	$500,000,000
June 1 - June 30	242,988	$0.40	—	$500,000,000
Total	275,499	$0.40	—

(1)
During the three months ended June 30, 2020, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
Our shareholders approved a repurchase program at our annual shareholder meeting held in May 2018. Subject to certain provisions under English law, including the requirement of Valaris plc to have sufficient distributable reserves, we may repurchase up to a maximum of $500.0 million in the aggregate from one or more financial intermediaries under the program, but in no case more than 16.3 million shares. The program terminates in May 2023. As of June 30, 2020, there had been no share repurchases under the repurchase program. Our revolving credit facility prohibits the repurchase of shares for cash, except in certain limited circumstances.

Item 5. Other Information

We did not make certain interest payments due in June and July 2020 on the Defaulted Notes. The June 2020 missed interest payments currently represent a default or event of default under the Defaulted Notes. An aggregate of approximately $2.1 billion is outstanding under the Defaulted Notes. Pursuant to the Second A&R Waiver, the lenders under our revolving credit facility have waived certain defaults under the revolving credit facility, including in relation to the non-payment of interest on the Defaulted Notes, and pursuant to the Forbearance Agreement, certain holders of our senior notes have agreed to forbear from the exercise of certain rights and remedies that they have with respect to certain specified defaults and events of defaults (including cross-defaults). The Second A&R Waiver and the Forbearance Agreement each terminate automatically on August 3, 2020. See “Note 10 - Debt” for a description of the terms of the Second A&R Waiver and the Forbearance Agreement.

Item 6.   Exhibits

Exhibit Number	Exhibit
10.1
Waiver to Fourth Amended and Restated Credit Agreement dated as of June 1, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 1, 2020, File No. 1-8097)

* 10.2	Amended and Restated Waiver to Fourth Amended and Restated Credit Agreement dated as of June 30, 2020
* 10.3	Valaris Executive Severance Plan
* 10.4	Forbearance Agreement dated as of June 30, 2020
* 10.5	Deed of Amendment No. 1 to Restated Employment Agreement of Carl Trowell dated as of April 26, 2020
* 10.6	Consultancy Agreement of Carl Trowell dated as of April 26, 2020
10.7	Amendment to 2018 Valaris plc Long Term Incentive Plan (incorporated by reference to Annex 2 to the Registrant's Proxy Statement on Schedule DEF 14A filed on April 27, 2020, File No. 1-8097)
* 10.8	Valaris Cash Incentive Plan
* 10.9	Form of Executive STI Retention Bonus Letter Agreement (No Retention)
* 10.10	Form of Executive STI Retention Bonus Letter Agreement (Messrs. Baksht and McGuinty)
* 10.11	Form of Executive STI Retention Bonus Letter Agreement (Retention)
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*   Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris plc

Date:	July 30, 2020	/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ COLLEEN W. GRABLE
Colleen W. Grable Controller (principal accounting officer)