Form 10-Q
period 2020-09-30
Valaris plc
filed 2020-10-29
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________

Commission File Number 1-8097
 Valaris plc
(Exact name of registrant as specified in its charter)

England and Wales		98-0635229
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

110 Cannon Street
London,	England	EC4N 6EU
(Address of principal executive offices)		(Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, U.S. $0.40 par value	VAL*	New York Stock Exchange
4.70% Senior Notes due 2021	VAL21*	New York Stock Exchange
4.875% Senior Notes due 2022	VAL/22*	New York Stock Exchange
4.50% Senior Notes due 2024	VAL24*	New York Stock Exchange
4.75% Senior Notes due 2024	VAL/24*	New York Stock Exchange
8.00% Senior Notes due 2024	VAL24A*	New York Stock Exchange
5.20% Senior Notes due 2025	VAL25A*	New York Stock Exchange
7.375% Senior Notes due 2025	VAL/25*	New York Stock Exchange
7.75% Senior Notes due 2026	VAL26*	New York Stock Exchange
5.4% Senior Notes due 2042	VAL/42*	New York Stock Exchange
5.75% Senior Notes due 2044	VAL44*	New York Stock Exchange
5.85% Senior Notes due 2044	VAL/44*	New York Stock Exchange

* On September 4, 2020, the New York Stock Exchange (“NYSE”) filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist the Class A ordinary shares of Valaris plc. (“Valaris”). The delisting became effective on September 14, 2020, 10 days after the Form 25 was filed with the SEC by the NYSE. The deregistration of Valaris’ Class A ordinary shares under Section 12(b) of the Exchange Act will be effective 90 days, or such shorter period as the SEC may determine, after filing of the Form 25. Upon deregistration of Valaris’ Class A ordinary shares under Section 12(b) of the Exchange Act, they will remain registered under Section 12(g) of the Exchange Act.

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

As of October 23, 2020, there were 199,467,198 Class A ordinary shares of the registrant issued and outstanding.

VALARIS PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "likely," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; the outcome and effects of the Chapter 11 Cases (as defined below); expected utilization, day rates, revenues, operating expenses, cash flow, contract terms, contract backlog, capital expenditures, insurance, financing and funding; the effect, impact, potential duration and other implications of the COVID-19 global pandemic; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effects of declines in commodity prices; expected work commitments, awards and contracts; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; future rig construction (including work in progress and completion thereof), enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; performance of our joint venture with Saudi Arabian Oil Company ("Saudi Aramco"); expected divestitures of assets; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory complexity; the outcome of tax disputes, assessments and settlements; our program to high-grade the rig fleet by investing in new equipment and divesting selected assets and underutilized rigs; synergies and expected additional cost savings; dividends; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.

Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, particularly in light of difficult market conditions, our projected negative cash flows in 2020 and highly leveraged balance sheet, including:
•potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;

•objections to the confirmation of our plan of reorganization or other pleadings we file that could protract the Chapter 11 Cases;

•our ability to comply with the restrictions and other covenants imposed by our DIP Credit Agreement (as defined herein) and other financial arrangements;

•the Bankruptcy Court’s rulings in the Chapter 11 Cases, and the outcome of the Chapter 11 Cases generally;

•the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•the COVID-19 global pandemic, the related public health measures implemented by governments worldwide and the decline in oil prices during 2020, including the duration and severity of the outbreak, the duration of the price and demand decline and the extent of disruptions to our operations;
•the dispute over production levels among members of the Organization of Petroleum Exporting Countries and other oil and gas producing nations (“OPEC+”);
•decreases in levels of drilling activity and capital expenditures by our customers, whether as a result of the global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;
•delays in contract commencement dates or cancellation, suspension, renegotiation or termination (with or without cause) of drilling contracts or drilling programs as a result of general and industry-specific economic conditions, mechanical difficulties, performance or other reasons;
•potential additional asset impairments;

•the adequacy of sources of liquidity for us and our customers;
•the reaction of our customers, prospective customers, suppliers and service providers to the Chapter 11 Cases and the related increased performance and credit risks associated with our constrained liquidity position and capital structure;
•the impact of the delisting of our Class A ordinary shares from the New York Stock Exchange ("NYSE"), which took effect on September 14, 2020;
•our ability to attract and retain skilled personnel on commercially reasonable terms, whether due to labor regulations, unionization, or otherwise, or to retain employees, customers or suppliers as a result of our financial condition generally or as a result of the Chapter 11 Cases;
•internal control risk due to significant employee reductions;
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
•potential impacts on our business resulting from climate-change or greenhouse gas legislation or regulations, and the impact on our business from climate-change related physical changes or changes in weather patterns;

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
•environmental or other liabilities, risks, damages or losses, whether related to storms, hurricanes or other weather-related events (including wreckage or debris removal), collisions, groundings, blowouts, fires, explosions, other accidents, terrorism or otherwise, for which insurance coverage and contractual indemnities may be insufficient, unenforceable or otherwise unavailable;
•tax matters, including our effective tax rates, tax positions, results of audits, changes in tax laws, treaties and regulations, tax assessments and liabilities for taxes;
•our ability to realize the expected benefits of our joint venture with Saudi Aramco, including our ability to fund any required capital contributions;
•activism by our security holders;
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
In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report and "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2019, as updated in Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, which are available on the U.S. Securities and Exchange Commission website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Valaris plc:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Valaris plc and subsidiaries (the Company, formerly known as Ensco Rowan plc and Ensco plc) as of September 30, 2020, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2020 and 2019, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
Inability to Continue as a Going Concern
As indicated in Note 2 of the Company's unaudited condensed consolidated interim financial information as of September 30, 2020 and for the three-month and nine-month periods then ended, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying unaudited and condensed consolidated interim financial information does not include any adjustments that might result from the outcome of this uncertainty.
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

/s/ KPMG LLP

Houston, Texas
October 29, 2020

VALARIS PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2020	2019
OPERATING REVENUES	$285.3	$551.3
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	307.2	496.5
Loss on impairment	—	88.2
Depreciation	122.4	163.0
General and administrative	72.1	36.1
Total operating expenses	501.7	783.8
OTHER OPERATING INCOME	118.1	—
EQUITY IN EARNINGS (LOSSES) OF ARO	3.9	(3.7)
OPERATING LOSS	(94.4)	(236.2)
OTHER INCOME (EXPENSE)
Interest income	4.7	6.7
Interest expense, net (Unrecognized contractual interest expense for debt subject to compromise was $45.9 million for the three months ended September 30, 2020)	(59.8)	(113.9)
Reorganization items, net	(497.5)	—
Other, net	(3.1)	147.4
	(555.7)	40.2
LOSS BEFORE INCOME TAXES	(650.1)	(196.0)
PROVISION FOR INCOME TAXES
Current income tax expense	16.4	22.6
Deferred income tax expense (benefit)	5.5	(21.1)
	21.9	1.5
NET LOSS	(672.0)	(197.5)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1.1	.4
NET LOSS ATTRIBUTABLE TO VALARIS	$(670.9)	$(197.1)
LOSS PER SHARE - BASIC AND DILUTED	$(3.36)	$(1.00)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	199.4	197.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING REVENUES	$1,130.7	$1,541.1
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1,153.9	1,329.4
Loss on impairment	3,646.2	90.7
Depreciation	418.4	445.9
General and administrative	188.1	146.9
Total operating expenses	5,406.6	2,012.9
OTHER OPERATING INCOME	118.1	—
EQUITY IN LOSSES OF ARO	(7.6)	(3.1)
OPERATING LOSS	(4,165.4)	(474.9)
OTHER INCOME (EXPENSE)
Interest income	15.2	22.1
Interest expense, net (Unrecognized contractual interest expense for debt subject to compromise was $45.9 million for the nine months ended September 30, 2020)	(289.2)	(313.2)
Reorganization items, net	(497.5)	—
Other, net	2.5	853.4
	(769.0)	562.3
INCOME (LOSS) BEFORE INCOME TAXES	(4,934.4)	87.4
PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax expense (benefit)	(42.3)	69.4
Deferred income tax benefit	(103.6)	(3.8)
	(145.9)	65.6
NET INCOME (LOSS)	(4,788.5)	21.8
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.9	(3.8)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(4,784.6)	$18.0
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED	$(24.09)	$0.10
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	198.6	165.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2020	2019
NET LOSS	$(672.0)	$(197.5)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	2.7	(5.7)
Reclassification of net (gains) losses on derivative instruments from other comprehensive loss into net loss	(.5)	4.9
Other	(.1)	(.2)
NET OTHER COMPREHENSIVE INCOME (LOSS)	2.1	(1.0)
COMPREHENSIVE LOSS	(669.9)	(198.5)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1.1	.4
COMPREHENSIVE LOSS ATTRIBUTABLE TO VALARIS	$(668.8)	$(198.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
NET INCOME (LOSS)	$(4,788.5)	$21.8
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	(5.4)	(7.3)
Reclassification of net (gains) losses on derivative instruments from other comprehensive income (loss) into net income (loss)	(11.5)	8.3
Other	(.5)	(.3)
NET OTHER COMPREHENSIVE INCOME (LOSS)	(17.4)	.7
COMPREHENSIVE INCOME (LOSS)	(4,805.9)	22.5
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.9	(3.8)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(4,802.0)	$18.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$180.4	$97.2
Accounts receivable, net	429.7	520.7
Other current assets	454.7	446.5
Total current assets	1,064.8	1,064.4
PROPERTY AND EQUIPMENT, AT COST	13,215.5	18,393.8
Less accumulated depreciation	2,133.1	3,296.9
Property and equipment, net	11,082.4	15,096.9
LONG-TERM NOTES RECEIVABLE FROM ARO	442.7	452.9
INVESTMENT IN ARO	121.1	128.7
OTHER ASSETS	200.2	188.3
	$12,911.2	$16,931.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$180.7	$288.2
Accrued liabilities and other	207.3	417.7
Current maturities of long-term debt	—	124.8
Total current liabilities	388.0	830.7
LONG-TERM DEBT	—	5,923.5
OTHER LIABILITIES	696.9	867.4
Total liabilities not subject to compromise	1,084.9	7,621.6
LIABILITIES SUBJECT TO COMPROMISE	7,313.7	—
COMMITMENTS AND CONTINGENCIES
VALARIS SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $0.40 par value, 206.1 million and 205.9 million shares issued as of September 30, 2020 and December 31, 2019	82.5	82.4
Class B ordinary shares, £1 par value, 50,000 shares issued as of September 30, 2020 and December 31, 2019	.1	.1
Additional paid-in capital	8,636.5	8,627.8
Retained (deficit) earnings	(4,112.9)	671.7
Accumulated other comprehensive (loss) income	(11.2)	6.2
Treasury shares, at cost, 6.7 million and 7.9 million shares as of September 30, 2020 and December 31, 2019	(76.3)	(77.3)
Total Valaris shareholders' equity	4,518.7	9,310.9
NONCONTROLLING INTERESTS	(6.1)	(1.3)
Total equity	4,512.6	9,309.6
	$12,911.2	$16,931.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(4,788.5)	$21.8
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Debtor in Possession financing fees and payments on Backstop Agreement	43.8	—
Loss on impairment	3,646.2	90.7
Non cash reorganization items, net	447.9	—
Depreciation expense	418.4	445.9
Deferred income tax benefit	(103.6)	(3.8)
Debt discounts and other	36.8	18.1
Share-based compensation expense	17.8	28.7
Amortization, net	14.4	(18.1)
Equity in earnings of ARO	7.6	3.1
(Gain on) adjustment to bargain purchase	6.3	(659.8)
Gain on extinguishment of debt	(3.1)	(194.1)
Other	2.4	(4.7)
Changes in operating assets and liabilities	(131.8)	(147.3)
Contributions to pension plans and other post-retirement benefits	(11.0)	(8.0)
Net cash used in operating activities	(396.4)	(427.5)
INVESTING ACTIVITIES
Additions to property and equipment	(82.9)	(174.2)
Net proceeds from disposition of assets	44.2	4.9
Maturities of short-term investments	—	474.0
Rowan cash acquired	—	931.9
Purchases of short-term investments	—	(145.0)
Net cash provided by (used in) investing activities	(38.7)	1,091.6
FINANCING ACTIVITIES
Borrowings on credit facility	596.0	175.0
Debtor in possession financing fees and payments on Backstop Agreement	(43.8)	—
Repayments of credit facility borrowings	(15.0)	(34.4)
Reduction of long-term borrowings	(9.7)	(928.1)
Purchase of noncontrolling interests	(7.2)	—
Debt solicitation fees	—	(9.4)
Cash dividends paid	—	(4.5)
Other	(1.9)	(7.7)
Net cash provided by (used in) financing activities	518.4	(809.1)
Effect of exchange rate changes on cash and cash equivalents	(.1)	(.6)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	83.2	(145.6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	97.2	275.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$180.4	$129.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
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

The financial data for the three and nine months ended September 30, 2020 and 2019 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2020. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020.

Chapter 11 Cases and Restructuring Support Agreement

On August 19, 2020 (the "Petition Date"), Valaris plc and certain of its direct and indirect subsidiaries (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). The Debtors obtained joint administration of their Chapter 11 cases under the caption In re Valaris plc, et al., Case No. 20-34114 (MI) (the "Chapter 11 Cases"). On August 18, 2020, the Debtors entered into the Restructuring Support Agreement ("RSA") with certain senior note holders (collectively, the "Consenting Noteholders").

The RSA contemplates that the Company will implement the restructuring through the Chapter 11 Cases pursuant to a plan of reorganization and the various related transactions set forth in or contemplated by the RSA and the related Restructuring Term Sheet. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the Chapter 11 Cases and RSA.

Bankruptcy Accounting

The condensed consolidated financial statements included herein have been prepared as if we were a going concern. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the bankruptcy and circumstances raising substantial doubt over our ability to continue as a going concern. As a result, we have segregated liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 proceedings and have classified these items as "Liabilities Subject to Compromise” on our Condensed Consolidated Balance Sheets. In addition, we have classified all income, expenses, gains or losses that were incurred or realized as a result of the Chapter 11 proceedings since filing as “Reorganization Items” in our Condensed Consolidated Statements of Operations.

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

Convertible Instruments - In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” ("Update 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. We are in the process of evaluating the impact this amendment may have on our consolidated financial statements.

With the exception of the updated standards discussed above, there have been no accounting pronouncements issued and not yet effective that have significance, or potential significance, to our consolidated financial statements.

Note 2 -Chapter 11 Proceedings and Ability to Continue as a Going Concern

Chapter 11 Cases

On August 19, 2020 the "Debtors", filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors obtained joint administration of the Chapter 11 cases under the caption In re Valaris plc, et al., Case No. 20-34114 (MI).

The Debtors continue to operate their businesses and manage their properties as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As part of the Chapter 11 Cases, the Debtors filed with the Bankruptcy Court motions seeking a variety of "first-day" relief, all of which were granted and will enable the Company to continue operating without interruption or disruption to its relationships with its customers and vendors or its high-quality service delivery. In particular, employee pay and benefits are expected to continue without interruption.

Restructuring Support Agreement

On August 18, 2020, the Debtors entered into the RSA with the Consenting Noteholders. The RSA contemplates that the Company will implement the restructuring through the Chapter 11 Cases pursuant to a plan of reorganization and the various related transactions set forth in or contemplated by the RSA and its restructuring term sheet (the "Restructuring Term Sheet"). Below is a summary of the treatment that the stakeholders of the Company would receive under a plan of reorganization pursuant to the terms of the RSA and Restructuring Term Sheet:

•Holders of the Company's outstanding senior notes ("Senior Notes") will receive their pro rata share of (i) 34.8% of new common stock issued after consummation of the restructuring (the “New Equity”) and (ii) subscription rights to participate in the rights offering (the "Rights Offering") through which the Company will offer $500.0 million of new first lien secured notes (the "New Secured Notes");

•Holders of the Senior Notes ("Senior Noteholders") who participate in the Rights Offering will receive their pro rata share of 30.0% of the New Equity, and Senior Noteholders who agreed to backstop the Rights Offering will receive their pro rata share of 2.7% of the New Equity;

•Senior Noteholders, solely with respect to Pride International LLC's ("Pride") 6.875% senior notes due 2020 and 7.875% senior notes due 2040 and the Company's 4.875% senior notes due 2022, 4.75% senior notes due 2024, 7.375% senior notes due 2025, 5.4% senior notes due 2042 and 5.85% senior notes due 2044, will receive an aggregate cash payment of $25 million in connection with settlement of certain alleged claims against the Company;

•Lenders under the revolving credit facility will receive their pro rata share of 32.5% of New Equity;

•Holders of general unsecured claims will receive payment in full or reinstatement pursuant to the Bankruptcy Code (excluding claims against the entities party to, or guaranteeing, the new build contracts to be rejected by the Company, which shall receive their liquidation value unless otherwise agreed);

•If holders of equity interests vote as a class in support of the restructuring, they will each receive their pro rata share of (i) up to 0.01% of the New Equity and (ii) 7-year warrants to purchase up to 7% of New Equity (subject to dilution), with a strike price set at a price per share equal to the value at which the Senior Noteholders would receive a 100% recovery on their claims including accrued interest up to the Petition Date, as applicable; and

•Lenders under the DIP Facility (as described below) will receive payment in full in cash, unless otherwise agreed.

The RSA provided that for a period of 15 business days after the commencement of the Chapter 11 Cases (the “Joinder Period”), qualified holders of Senior Notes claims, including the Consenting Noteholders, were eligible to become backstop parties (the “Backstop Parties”). All Backstop Parties are required to join the RSA. The RSA was amended on September 10, 2020, which extended the expiration of the of the Joinder Period to September 14, 2020 upon which date we gained support for the RSA from approximately 72% of the Company's noteholders.

The RSA contains certain covenants on the part of Valaris and the Consenting Noteholders, including commitments by the Consenting Noteholders to vote in favor of a plan of reorganization and commitments of Valaris and the Consenting Noteholders to negotiate in good faith to finalize the documents and agreements governing the restructuring. The RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches by the parties under the RSA.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Chapter 11 Cases. Notwithstanding the general applicability of the automatic stay described above, governmental authorities may determine to continue actions brought under their regulatory powers.

Although Valaris intends to pursue the restructuring in accordance with the terms set forth in the RSA, there can be no assurance that Valaris will be successful in completing a restructuring or any other similar transaction on the terms set forth in the RSA, on different terms or at all. Among other things, the RSA includes an outside date milestone requiring the Company’s emergence from Chapter 11 by no later than June 15, 2021 (subject to a potential 60-day extension pursuant to the terms of the RSA).

Debtor in Possession Facility

On August 11, 2020, prior to the commencement of the Chapter 11 Cases, certain of the Company’s existing noteholders (or their affiliates or designees) provided the Company with a commitment for a senior secured superpriority debtor-in-possession term loan credit facility in an aggregate principal amount of up to $500.0 million (the “DIP Facility”). On September 25, 2020, following approval by the Bankruptcy Court, the Debtors entered into a senior secured superpriority debtor-in-possession term loan credit agreement (the “DIP Credit Agreement”), by and among the Company, as Lead Borrower, and certain wholly owned subsidiaries of the Company, as borrowers, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and security trustee, in an aggregate amount not to exceed $500.0 million. Borrowings on the DIP Facility will be used to finance, among other things, the ongoing general corporate needs of the Debtors during the course of the Chapter 11 Cases and to pay certain fees, costs and expenses associated with the Debtors’ Chapter 11 Cases.

The maturity date of the DIP Credit Agreement is the earliest of (1) August 17, 2021, (2) acceleration of the loans under the DIP Facility and termination of the Lenders commitments under the DIP Facility, (3) the substantial consummation of any plan filed in the Chapter 11 Cases that is confirmed pursuant to an order entered by the Bankruptcy Court and (4) the consummation of a sale of all or substantially all of the assets of the Lead Borrower and the other Debtors under section 363 of the Bankruptcy Code. Loans under the DIP Credit Agreement accrue interest at a rate of 8.00% per annum, if paid in kind, and at a rate of 7.00% per annum, if paid in cash.

The DIP Credit Agreement contains a requirement that the Lead Borrower and any other borrowers provide every four weeks, a rolling 13 week budget to be approved by the required lenders (the “Approved Budget”). The Lead Borrower and any other borrower that becomes party to the DIP Credit Agreement may not vary from the Approved Budget by more than 15% of the forecasted amounts in any forecast period. The Approved Budget is, subject to certain exceptions and is tested at certain times in accordance with the DIP Credit Agreement in order to measure variances between the actual total cash disbursements (excluding professional fees and certain other items consistent with the initial Approved Budget) and the disbursements budgeted for the applicable period.

The DIP Credit Agreement contains events of default customary to debtor-in-possession financings, including events related to the Chapter 11 Cases, the occurrence of which could result in the acceleration of the Debtors’ obligation to repay the outstanding indebtedness under the DIP Credit Agreement. The Debtors’ obligations under the DIP Credit Agreement are secured by a security interest in, and lien on, substantially all present and after acquired property (subject to certain exceptions) of the Debtors and are guaranteed by certain of the Company’s subsidiaries.

The DIP Credit Agreement also contains customary covenants that limit the ability of the Company and its subsidiaries to, among other things, (1) incur additional indebtedness and permit liens to exist on their assets, (2) pay dividends or make certain other restricted payments, (3) sell assets and (4) make certain investments. These covenants are subject to exceptions and qualifications as set forth in the DIP Credit Agreement.

As of September 30, 2020, we had no borrowings outstanding against our DIP Facility.

Backstop Agreement

On August 18, 2020, the Company entered into a Backstop Commitment Agreement (the “BCA”) with the Backstop Parties. Pursuant to the BCA, each of the Backstop Parties will purchase its pro-rata portion (based on an adjusted claims value) of (i) $187.5 million of the New Secured Notes held back for purchase by the Backstop Parties, (ii) all of the New Secured Notes offered to Backstop Parties as part of the $312.5 million New Secured Notes offered to all claim holders (the “General Rights Offering”) and (iii) New Secured Notes not purchased by non-Backstop Parties in the General Rights Offering.

In each instance, 30% of the new shares issued and outstanding immediately after the effective date of the plan of reorganization (subject to dilution by the new warrants and the management incentive plan) will be allocated proportionally to purchasers of the New Secured Notes for no additional consideration. Additionally, in exchange for providing the Backstop Commitments, the Company has agreed to pay the Backstop Parties, subject to approval by the Bankruptcy Court, a backstop premium in an aggregate amount equal to $50.0 million payable in New Secured Notes on the effective date of a plan of reorganization. Further, the Debtors paid a commitment fee of $20.0 million, in cash prior to the Petition Date, which shall be loaned back to the reorganized company upon emergence. Therefore, upon emergence the Debtors will receive $520 million in cash in exchange for a $550 million note, which includes the backstop premium.

The BCA will be terminable by the Company and/or the requisite Backstop Parties upon certain customary events specified therein, including, among others, (i) the termination of the RSA, (ii) the mutual written consent of the Company and the requisite Backstop Parties by written notice to the other such Party(ies) or (iii) either the Company or the requisite Backstop Parties if the effective date of the plan of reorganization has not occurred on or prior to the date that is ten months after the execution date of the BCA (subject to certain extensions as set forth in the BCA).

NYSE Delisting of our Common Stock

As a result of the Chapter 11 Cases and in accordance with Section 802.01D of the NYSE Listed Company Manual, on August 19, 2020, we were notified by the New York Stock Exchange (“NYSE”) of its determination to indefinitely suspend trading of the Company’s Class A ordinary shares and to commence proceedings to delist the Company’s Class A ordinary shares from the NYSE. Our Class A ordinary shares were delisted from the NYSE effective September 14, 2020.

Effective August 19, 2020, the Company’s Class A ordinary shares commenced trading on the OTC Pink Open Market under the symbol “VALPQ.”

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business.

For the duration of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court and our creditors. There can be no assurance that we will confirm and consummate a plan of reorganization as contemplated by the RSA or complete another plan of reorganization with respect to the Chapter 11 Cases. As a result, we have concluded that management’s plans do not alleviate the substantial doubt about our ability to continue as a going concern brought about by the significant risks and uncertainties related to our liquidity and Chapter 11 Cases for a period of one year after the date that the financial statements are issued.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. These adjustments could be material.

Pre-petition Charges

We have reported the backstop commitment fee and legal and other professional advisor fees incurred in relation to the Chapter 11 Cases, but prior to the Petition Date, as General and administrative expenses in our unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020 in the amount of $42.6 million and $64.7 million, respectively.

Reorganization Items

Expenditures, gains and losses that are realized or incurred by the Debtors as of or subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are reported as Reorganization items, net in our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020. These costs include legal and other professional advisory service fees pertaining to the Chapter 11 Cases, all adjustments made to the carrying amount of certain pre-petition liabilities reflecting claims expected to be allowed by the Bankruptcy Court and DIP Facility fees.

The following table provides information about reorganization items incurred during the three and nine months ended September 30, 2020, as of or subsequent to the Petition Date (in millions):

Three and Nine Months Ended September 30, 2020
Write-off of unamortized debt discounts, premiums and issuance costs	$447.9
Reorganization items (non-cash)	447.9

DIP facility fees	23.8
Professional fees	25.8
Reorganization Items (Fees)	49.6
Total reorganization items, net	$497.5

Reorganization items (fees) unpaid	$25.8
Reorganization items (fees) paid	$23.8

Liabilities Subject to Compromise
The Debtors' pre-petition unsecured senior notes and related unpaid accrued interest as of the Petition Date have been classified as Liabilities Subject to Compromise on our Condensed Consolidated Balance Sheets. The liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court. Liabilities subject to compromise at September 30, 2020 consist of the following (in millions):

September 30, 2020
6.875% Senior notes due 2020	$122.9
4.70% Senior notes due 2021	100.7
4.875% Senior notes due 2022	620.8
3.00% Exchangeable senior notes due 2024	849.5
4.50% Senior notes due 2024	303.4
4.75% Senior notes due 2024	318.6
8.00% Senior notes due 2024	292.3
5.20% Senior notes due 2025	333.7
7.375% Senior notes due 2025	360.8
7.75% Senior notes due 2026	1,000.0
7.20% Debentures due 2027	112.1
7.875% Senior notes due 2040	300.0
5.40% Senior notes due 2042	400.0
5.75% Senior notes due 2044	1,000.5
5.85% Senior notes due 2044	400.0
Amounts drawn under revolving credit facility	581.0
Accrued Interest on Senior Notes, Exchangeable Senior Notes, Debentures and Revolving Credit Facility	203.5
Rig holding costs(1)	13.9
Total liabilities subject to compromise	$7,313.7

(1)    Represents the holding costs incurred to maintain VALARIS DS-13 and VALARIS DS-14 in the shipyard until the delivery date.
The principal balance on our unsecured senior notes and the amount of outstanding borrowings on our revolving credit facility have been reclassified from Debt to Liabilities Subject to Compromise as of September 30, 2020. Accrued interest on our unsecured senior notes and revolving credit facility was also reclassified from Other Current Liabilities to Liabilities Subject to Compromise on our Condensed Consolidated Balance Sheet as of September 30, 2020.
The contractual interest expense on our unsecured senior notes and revolving credit facility is in excess of recorded interest expense by $45.9 million for the three and nine months ended September 30, 2020. This excess contractual interest is not included as interest expense on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020, because the Company has discontinued accruing interest on the unsecured senior notes and revolving credit facility subsequent to the Petition Date. We discontinued making interest payments on our unsecured senior notes beginning in June 2020. See "Note 11 – Debt” for additional information on interest payments.

Debtor Financial Statements
Unaudited condensed consolidated financial statements of the Debtors are set forth below. These financial statements exclude the financial statements of the non-debtor subsidiaries. Transactions and balances of receivables and payables between the Debtors have been eliminated in consolidation. Amounts payable to or receivable from the non-Debtor subsidiaries are reported in the unaudited condensed consolidated balance sheet of the Debtors.

VALARIS PLC AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES
(DEBTOR-IN-POSSESSION)
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
OPERATING REVENUES
Operating revenues	$236.0	$944.6
Operating revenues from non-debtor subsidiaries	26.3	113.6
Total operating revenues	262.3	1,058.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	264.2	948.9
Loss on impairment	—	3,643.9
Depreciation	114.2	393.4
General and administrative	72.9	187.2
Operating expenses for non-debtor subsidiaries	16.0	81.4
Total operating expenses	467.3	5,254.8
OTHER OPERATING INCOME	118.1	118.1
EQUITY IN EARNINGS OF ARO	3.9	(7.6)
OPERATING LOSS	(83.0)	(4,086.1)
OTHER INCOME (EXPENSE)
Interest income	4.7	15.2
Interest income for non-debtor subsidiaries	65.2	193.5
Interest expense, net	(59.8)	(289.2)
Interest Expense for non-debtor subsidiaries	(73.1)	(210.5)
Reorganization items, net	(497.5)	(497.5)
Other, net	4.5	12.5
	(556.0)	(776.0)
LOSS BEFORE INCOME TAXES	(639.0)	(4,862.1)
EQUITY IN EARNINGS OF SUBSIDIARIES	9.2	27.5
PROVISION (BENEFIT) FOR INCOME TAXES	17.3	(159.4)
NET LOSS	(647.1)	(4,675.2)

VALARIS PLC AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES
(DEBTOR-IN-POSSESSION)
CONDENSED COMBINED BALANCE SHEET
(Unaudited)
(In millions)

September 30, 2020
(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$80.9
Accounts receivable, net	376.1
Accounts receivable from non-debtor subsidiaries	2,930.6
Other current assets	427.4
Total current assets	3,815.0
PROPERTY AND EQUIPMENT, AT COST	12,262.4
Less accumulated depreciation	1,866.4
Property and equipment, net	10,396.0
LONG-TERM NOTES RECEIVABLE FROM ARO	442.7
LONG-TERM NOTES RECEIVABLE FROM NON-DEBTOR SUBSIDIARIES	2,103.0
INVESTMENT IN ARO	121.1
INVESTMENTS IN NON-DEBTOR SUBSIDIARIES	654.9
OTHER ASSETS	175.3
$17,708.0
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$149.3
Accrued liabilities and other	162.1
Short term notes payable to non-debtors	145.9
Total current liabilities	457.3
LONG-TERM NOTES PAYABLE TO NON-DEBTOR SUBSIDIARIES	2,402.7
OTHER LIABILITIES	536.6
Total liabilities not subject to compromise	3,396.6
Liabilities subject to compromise	7,313.7
Total debtors' equity	6,997.7
Total liabilities and debtors' equity	$17,708.0

VALARIS PLC AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES
(DEBTOR-IN-POSSESSION)
CONDENSED COMBINED STATEMENT OF CASH FLOWS
(Unaudited)
(In millions)

Nine Months Ended September 30,
2020
OPERATING ACTIVITIES
Net loss	$(4,675.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash reorganization items, net	447.9
Loss on impairment	3,643.9
Depreciation expense	393.4
Equity in earnings of non-debtor subsidiaries	(27.5)
Gain on extinguishment of debt	(3.1)
Debtor in Possession financing fees and payments on Backstop Agreement	43.8
Amortization, net	14.4
Equity in earnings of ARO	7.6
(Gain on) adjustment to bargain purchase	6.3
Other	(57.7)
Changes in operating assets and liabilities	(151.1)
Changes in advances (to)/from non-debtor subsidiaries	(120.3)
Net cash used in operating activities	(477.6)
INVESTING ACTIVITIES
Additions to property and equipment	(82.9)
Net proceeds from disposition of assets	44.2
Net cash used in investing activities	(38.7)
FINANCING ACTIVITIES
Borrowings on credit facility	596.0
Repayments of credit facility borrowings	(15.0)
Debtor in Possession financing fees and payments on Backstop Agreement	(43.8)
Reduction of long-term borrowings	(9.7)
Other	(1.9)
Net cash provided by financing activities	525.6
Effect of exchange rate changes on cash and cash equivalents	(.1)
INCREASE IN CASH AND CASH EQUIVALENTS	9.2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$80.9

Note 3 -Revenue from Contracts with Customers

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

The amount estimated for variable consideration is only recognized as revenue to the extent that it is probable that a significant reversal will not occur during the contract term. We have applied the optional exemption afforded in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and have not disclosed the variable consideration related to our estimated future day rate revenues. The remaining duration of our drilling contracts based on those in place as of September 30, 2020 was between approximately one month and two years.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	September 30, 2020	December 31, 2019
Current contract assets	$7.0	$3.5
Noncurrent contract assets	$.1	$—
Current contract liabilities (deferred revenue)	$38.9	$30.0
Noncurrent contract liabilities (deferred revenue)	$7.1	$9.7
Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2019	$3.5	$39.7
Revenue recognized in advance of right to bill customer	8.3	—
Increase due to cash received	—	40.0
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(21.6)
Decrease due to amortization of deferred revenue that was added during the period	—	(12.1)
Decrease due to transfer to receivables during the period	(4.7)	—
Balance as of September 30, 2020	$7.1	$46.0

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Demobilization costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred. Deferred contract costs were included in other current assets and other assets on our condensed consolidated balance sheets and totaled $18.0 million and $19.7 million as of September 30, 2020 and December 31, 2019, respectively. During the three and nine months ended September 30, 2020, amortization of these costs totaled $7.0 million and $35.9 million, respectively. During the three and nine months ended September 30, 2019, amortization of these costs totaled $12.6 million and $33.7 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in other current assets and other assets on our condensed consolidated balance sheets and totaled $8.8 million and $10.8 million as of September 30, 2020 and December 31, 2019, respectively. During the three and nine months ended September 30, 2020, amortization of such costs totaled $1.5 million and $7.2 million, respectively. During the three and nine months ended September 30, 2019, amortization of such costs totaled $2.5 million and $8.1 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

Our contract liabilities and deferred costs are amortized on a straight-line basis over the contract term or corresponding certification period to operating revenues and contract drilling expense, respectively. Expected future amortization of our contract liabilities and deferred costs recorded as of September 30, 2020 is set forth in the table below (in millions):

	Remaining 2020	2021	2022	2023 and Thereafter	Total
Amortization of contract liabilities	$15.1	$26.8	$4.1	$—	$46.0
Amortization of deferred costs	$7.8	$15.2	$3.3	$.5	$26.8

Note 4 -Rowan Transaction

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

(1)    The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities, primarily related to long-lived assets, deferred income taxes and uncertain tax positions. The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the Transaction Date and did not result from subsequent intervening events. The adjustments recorded resulted in a $6.3 million decline to bargain purchase gain during the first quarter of 2020 and are included in other, net, in our condensed consolidated statements of operations for the nine months ended September 30, 2020.

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

As a result of a price concession negotiated following the onset of the COVID-19 pandemic, on one of our bare boat charter agreements for a rig leased to our 50/50 joint venture with Saudi Aramco ("ARO"), we recognized a $5.7 million impairment to the related contract intangible during the second quarter of 2020. The impairment was included in loss on impairment in our condensed consolidated statements of operations for the nine months ended September 30, 2020.

Amortization of the intangible assets and liabilities resulted in a net reduction of operating revenues of $0.5 million and $2.4 million for the three and nine months ended September 30, 2020. The remaining balance of intangible assets and liabilities of $3.1 million and $0.7 million, respectively, was included in other assets and other liabilities, respectively, on our condensed consolidated balance sheet as of September 30, 2020. These balances will be amortized to operating revenues over the respective remaining contract terms on a straight-line basis. As of September 30, 2020, the remaining term of the underlying contracts is approximately 1.3 years. Amortization of these intangibles is expected to result in a reduction to revenue of $0.4 million and $2.0 million for the remainder of 2020 and 2021, respectively.

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

During 2019, the Luxembourg tax authorities issued aggregate tax assessments totaling approximately €142.0 million (approximately $166.5 million converted using the current period-end exchange rate) related to tax years 2014, 2015 and 2016 for several of Rowan's Luxembourg subsidiaries. As a result of our review and analysis of facts and circumstances that existed at the Transaction Date, we recognized liabilities related to the Luxembourg tax assessments totaling €93.0 million (approximately $109.0 million converted using the current period-end exchange rates). See "Note 13 - Income Taxes" for further information on this matter.

Transaction-related costs

Transaction-related costs were expensed as incurred and consisted of various advisory, legal, accounting, valuation and other professional or consulting fees totaling $0.2 million and $18.0 million for the three and nine months ended September 30, 2019. These costs were included in general and administrative expense in our condensed consolidated statement of operations.

Revenue and Earnings of Rowan

Our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 include revenues of $138.9 million and $286.2 million, respectively, and net losses of $31.2 million and $95.1 million, respectively, associated with Rowan's operations from the Transaction Date through September 30, 2019.

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

(in millions, except per share amounts)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenues	$552.0	$1,729.5
Net loss	$(136.0)	$(788.2)
Loss per share - basic and diluted	$(0.48)	$(4.02)
(1)    Pro forma net loss and loss per share were adjusted to exclude an aggregate $16.0 million and $85.4 million of transaction-related and integration costs incurred during the three and nine months ended September 30, 2019, respectively. Additionally, pro forma net loss and loss per share exclude the measurement period adjustments and estimated gain on bargain purchase of $53.0 million and $659.8 million recognized during the three and nine months ended September 30, 2019, respectively.

Note 5 -Equity Method Investment in ARO

Background

ARO, a company that owns and operates offshore drilling rigs in Saudi Arabia, was formed and commenced operations in 2017 pursuant to the terms of an agreement entered into by Rowan and Saudi Aramco to create a 50/50 joint venture ("Shareholder Agreement"). Pursuant to the Rowan Transaction, Valaris acquired Rowan's interest in ARO making Valaris a 50% partner. ARO owns seven jackup rigs and leases nine rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO. As of September 30, 2020, all nine of the leased rigs were operating under three-year drilling contracts with Saudi Aramco. The seven rigs owned by ARO, previously purchased from Rowan and Saudi Aramco, are currently operating under contracts with Saudi Aramco for an aggregate 15 years, renewed and re-priced every three years, provided that the rigs meet the technical and operational requirements of Saudi Aramco.
Valaris and Saudi Aramco have agreed to take all steps necessary to ensure that ARO purchases at least 20 newbuild jackup rigs ratably over an approximate 10-year period. In January 2020, ARO ordered the first two newbuild jackups, each with a shipyard price of $176 million, for delivery scheduled in 2022. The partners intend for the newbuild jackup rigs to be financed out of available cash from ARO's operations and/or funds available from third-party debt financing. In the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. The Company's capital contributions to ARO pursuant to this requirement may require approval of the Bankruptcy Court during the Chapter 11 Cases. Each partner's commitment shall be reduced by the actual cost of each newbuild rig, on a proportionate basis. The partners agreed that Saudi Aramco, as a customer, will provide drilling contracts to ARO in connection with the acquisition of the newbuild rigs. The initial contracts provided by Saudi Aramco for each of the newbuild rigs will be for an eight-year term. The day rate for the initial contracts for each newbuild rig will be determined using a pricing mechanism that targets a six-year payback period for construction costs on an EBITDA basis. The initial eight-year contracts will be followed by a minimum of another eight years of term, re-priced in three-year intervals based on a market pricing mechanism.

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

Summarized financial information for ARO is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,	April 11 - September 30,
	2020	2019	2020	2019
Revenues	$145.6	$138.4	$431.9	$262.2
Operating expenses
Contract drilling (exclusive of depreciation)	99.0	92.7	319.8	171.7
Depreciation	14.8	14.6	41.1	26.9
General and administrative	5.8	8.8	21.2	13.9
Operating income	26.0	22.3	49.8	49.7
Other expense, net	6.7	9.9	20.0	18.8
Provision (Benefit) for income taxes	(6.1)	2.2	(5.4)	3.8
Net income	$25.4	$10.2	$35.2	$27.1

	September 30, 2020	December 31, 2019
Current assets	$391.9	$407.2
Non-current assets	898.2	874.8
Total assets	$1,290.1	$1,282.0

Current liabilities	$230.8	$183.2
Non-current liabilities	940.8	1,015.5
Total liabilities	$1,171.6	$1,198.7

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

	Three Months Ended September 30,		Nine Months Ended September 30,	April 11 - September 30,
	2020	2019	2020	2019
50% interest in ARO net income	$12.7	$5.1	$17.6	13.6
Amortization of basis differences	(8.8)	(8.8)	(25.2)	(16.7)
Equity in earnings (losses) of ARO	$3.9	$(3.7)	$(7.6)	$(3.1)

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements, Transition Services Agreement and Secondment Agreement are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,	April 11 - September 30,
	2020	2019	2020	2019
Lease revenue	$21.0	$19.9	$62.4	$37.0
Secondment revenue	.8	17.9	20.8	33.5
Transition Services revenue	.2	5.0	2.2	10.2
Total revenue from ARO (1)	$22.0	$42.8	$85.4	$80.7
(1)    All of the revenues presented above are included in our Other segment in our segment disclosures. See "Note 15 - Segment Information" for additional information.
Amounts receivable from ARO related to the items above totaled $13.7 million and $21.8 million as of September 30, 2020 and December 31, 2019, respectively, and are included in accounts receivable, net, on our condensed consolidated balance sheets.
Additionally, as of December 31, 2019, we had a receivable from ARO of $14.2 million related to an agreement between us and ARO, pursuant to which ARO would reimburse us for certain capital expenditures related to the shipyard upgrade projects for the VALARIS JU-147 and VALARIS JU-148. Such amount was received in the first quarter of 2020.

We had no amounts payable to ARO as of September 30, 2020 and $0.7 million as of December 31, 2019.

During 2017 and 2018, Rowan contributed cash to ARO in exchange for 10-year shareholder notes receivable at a stated interest rate of LIBOR plus two percent. As of September 30, 2020 and December 31, 2019, the carrying amount of the long-term notes receivable from ARO was $442.7 million and $452.9 million, respectively. The Shareholders’ Agreement prohibits the sale or transfer of the shareholder note to a third party, except in certain limited circumstances. The notes receivable may be reduced by future Company obligations to the joint venture. During the nine months ended September 30, 2020, we recorded $10.2 million of employee benefit obligations against our long-term notes receivable from ARO. Interest is recognized as interest income in our condensed consolidated statement of operations and totaled $4.5 million and $13.7 million for the three and nine months ended September 30, 2020, respectively, $5.8 million and $10.9 million for the three months ended September 30, 2019 and for the period from April 11 through September 30, 2019, respectively. As of September 30, 2020, our interest receivable from ARO was $13.7 million, which is included in Accounts receivables, net on our condensed consolidated balance sheet. There was no interest receivable from ARO as of December 31, 2019.

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

	September 30, 2020	December 31, 2019
Total assets	$597.8	$623.5
Less: total liabilities	—	.7
Maximum exposure to loss	$597.8	$622.8

Note 6 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2020
Supplemental executive retirement plan assets	$21.9	$—	$—	$21.9
Total financial assets	21.9	—	—	21.9
As of December 31, 2019
Supplemental executive retirement plan assets	$26.0	$—	$—	$26.0
Derivatives, net	—	5.4	—	5.4
Total financial assets	$26.0	$5.4	$—	$31.4

Supplemental Executive Retirement Plan Assets

Our Valaris supplemental executive retirement plans (the "SERP") are non-qualified plans that provided eligible employees an opportunity to defer a portion of their compensation for use after retirement. The SERPs were frozen to the entry of new participants in November 2019 and to future compensation deferrals as of January 1, 2020. Assets held in a rabbi trust maintained for the SERP are marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our consolidated balance sheets as of September 30, 2020 and December 31, 2019. The fair value measurements of assets held in the SERP were based on quoted market prices.

Derivatives

As of September 30, 2020, we had no derivative contracts outstanding See "Note 9 - Derivative Instruments" for additional information on the Chapter 11 Cases impact to our derivatives. Our derivatives were measured at fair value on a recurring basis using Level 2 inputs. See "Note 9 - Derivative Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency exchange rate risk. The fair value measurements of our prior derivatives were based on market prices that are generally observable for similar assets or liabilities at commonly quoted intervals.

Other Financial Instruments

The carrying values and estimated fair values of our debt instruments were as follows (in millions):

	Subject to Compromise (1)
	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.875% Senior notes due 2020	$122.9	$8.7	$124.8	$117.3
4.70% Senior notes due 2021	100.7	4.6	113.2	95.5
4.875% Senior notes due 2022	620.8	37.2	599.2	460.5
3.00% Exchangeable senior notes due 2024(2)	849.5	110.4	699.0	607.4
4.50% Senior notes due 2024	303.4	13.1	302.0	167.2
4.75% Senior notes due 2024	318.6	19.5	276.5	201.4
8.00% Senior notes due 2024	292.3	14.0	295.7	181.7
5.20% Senior notes due 2025	333.7	15.4	331.7	186.7
7.375% Senior notes due 2025	360.8	29.8	329.2	218.6
7.75% Senior notes due 2026	1,000.0	49.4	987.1	575.1
7.20% Debentures due 2027	112.1	12.9	111.7	70.0
7.875% Senior notes due 2040	300.0	17.3	373.3	153.5
5.40% Senior notes due 2042	400.0	32.0	262.8	194.4
5.75% Senior notes due 2044	1,000.5	53.0	973.3	450.0
5.85% Senior notes due 2044	400.0	25.1	268.8	194.8
Amounts borrowed under revolving credit facility(3)	581.0	581.0	—	—
Total debt	$7,096.3	$1,023.4	$6,048.3	$3,874.1

(1)     The Commencement of the Chapter 11 Cases on August 19, 2020, constituted an event of default under our Senior Notes and revolving credit facility. Any efforts to enforce payment obligations under the Senior Notes and revolving credit facility, including any rights to require the repurchase by the Company of the 2024 Convertible Notes (as defined below) upon the NYSE delisting of the Class A ordinary shares, are automatically stayed as a result of the filing of the Chapter 11 Cases. The carrying amounts above represent the aggregate principal amount of Senior Notes outstanding as well as outstanding borrowings under our revolving credit facility as of the Petition Date and are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheet as of September 30, 2020. We discontinued accruing interest on our indebtedness following the Petition Date and all accrued interest as of the Petition Date is classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheet as of September 30, 2020. Additionally, we incurred a net non-cash charge of $447.9 million to write off any unamortized debt discounts, premiums and issuance costs, including the amounts related to the 2024 Convertible Notes discussed below, which is included in Reorganization Items, net on our Condensed Consolidated Statement

of Operations for the three and nine months ended September 30, 2020. See "Note 2 - Chapter 11 Proceedings and Ability to Continue as a Going Concern" for additional information.

(2)     Our 2024 Convertible Notes are exchangeable into cash, our Class A ordinary shares or a combination thereof. The 2024 Convertible Notes were separated, at issuance, into their liability and equity components on our Condensed Consolidated Balance Sheet. The equity component was initially recorded to additional paid-in capital and as a debt discount and the discount was being amortized to interest expense over the life of the instrument. As discussed above, the carrying amount at September 30, 2020 represents the aggregate principal amount of these notes as of the Petition Date and are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheet as of September 30, 2020. We discontinued accruing interest on these notes as of the Petition Date. Additionally, we incurred a net non-cash charge of $128.8 million to write off $119.5 million of unamortized debt discount and $9.3 million of unamortized debt issuance costs related to these notes, which is included in Reorganization Items, net on our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020. The equity component is $220.0 million at September 30, 2020 and remains in Additional Paid-Capital.

(3)    In addition to the amount borrowed above, we had $41.2 million in undrawn letters of credit issued under the revolving credit facility.

While the revolving credit facility has not been terminated, no further borrowings are permitted. As discussed above, the carrying amount at September 30, 2020 represents the outstanding borrowings as of the Petition Date and are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheet as of September 30, 2020. We discontinued accruing interest on the revolving credit facility as of the Petition Date and wrote off any unamortized debt issuance costs.

The estimated fair values of our senior notes and debentures were determined using quoted market prices, which are level 1 inputs. The estimated fair values of our cash and cash equivalents, accounts receivable, notes receivable, trade payables and other liabilities approximated their carrying values as of September 30, 2020 and December 31, 2019.

Note 7 -Property and Equipment

    Property and equipment as of September 30, 2020 and December 31, 2019 consisted of the following (in millions):

	September 30, 2020	December 31, 2019
Drilling rigs and equipment	$12,552.2	$17,714.0
Work-in-progress	473.3	473.6
Other	190.0	206.2
	$13,215.5	$18,393.8

Impairment of Long-Lived Assets

During the first and second quarters of 2020, we recorded an aggregate pre-tax, non-cash impairment with respect to certain floaters, jackups and spare equipment of $3.6 billion which is included in loss on impairment in our Condensed Consolidated Statement of Operations.

During the third quarter of 2019, we decided to retire VALARIS 5006, and classified the rig as held-for-sale. We recognized a pre-tax, non-cash impairment charge of $88.2 million, which represents the difference between the carrying value of the rig and related assets and their estimated fair values, less selling costs.

Assets held-for-use

On a quarterly basis, we evaluate the carrying value of our property and equipment to identify events or changes in circumstances ("triggering events") that indicate the carrying value may not be recoverable.

During the second quarter of 2020, given the anticipated sustained market impacts arising from the decline in oil price and demand late in the first quarter, we revised our long-term operating assumptions which resulted in a triggering event for purposes of evaluating impairment and we performed a fleet-wide recoverability test. As a result, we recorded a pre-tax, non-cash impairment with respect to two floaters and spare equipment totaling $817.3 million. We measured the fair value of these assets to be $69.0 million at the time of impairment by applying an income approach or estimated scrap value. These valuations were based on unobservable inputs that require significant judgments for which there is limited information including, in the case of the income approach, assumptions regarding future day rates, utilization, operating costs and capital requirements.
During the first quarter of 2020, the COVID-19 global pandemic and the response thereto negatively impacted the macro-economic environment and global economy. Global oil demand fell sharply at the same time global oil supply increased as a result of certain oil producers competing for market share which lead to a supply glut. As a consequence, Brent crude oil fell from around $60 per barrel at year-end 2019 to around $20 per barrel as of mid-April 2020. These adverse changes and impacts to our customer's capital expenditure plans in the first quarter resulted in further deterioration in our forecasted day rates and utilization for the remainder of 2020 and beyond. As a result, we concluded that a triggering event had occurred and we performed a fleet-wide recoverability test. We determined that our estimated undiscounted cash flows were not sufficient to recover the carrying values of certain rigs and concluded such were impaired as of March 31, 2020.

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

Assets held-for-sale

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns. We continue to focus on our fleet management strategy in light of the composition of our rig fleet. While taking into account certain restrictions on the sales of assets under our DIP Credit Agreement, as part of our strategy, we may act opportunistically from time to time to monetize assets to enhance stakeholder value and improve our liquidity profile, in addition to reducing holding costs by selling or disposing of older, lower-specification or non-core rigs. To this end, we continually assess our rig portfolio and actively work with our rig broker to market certain rigs.

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

During the second quarter of 2020, we classified the following rigs as held-for-sale: VALARIS 8500, VALARIS 8501, VALARIS 8502, VALARIS DS-3, VALARIS DS-5, VALARIS DS-6 and VALARIS JU-105. The carrying value of these rigs was reduced to fair value, less costs to sell, based on their estimated sales price and we recorded a pre-tax, non-cash loss on impairment totaling $15.0 million, which was included in loss on impairment in our condensed consolidated statement of operations for the nine months ended September 30, 2020. These rigs were subsequently sold during the third quarter.

During the third quarter of 2020, we began marketing VALARIS 8504, VALARIS JU-84 and VALARIS JU-88 for sale. We concluded that these rigs met the held-for-sale criteria during the third quarter of 2020 and the fair value, less costs to sell, based on each rig's estimated sales price, was in excess of the respective carrying value. As a result, we concluded that no impairment of these rigs had occurred as of September 30, 2020. In October 2020, we completed the sale of VALARIS JU-84 and VALARIS JU-88.

Our three held-for-sale rigs had a remaining aggregate carrying value of $4.6 million and are included in other assets, net, on our Condensed Consolidated Balance Sheet as of September 30, 2020.

Note 8 -Pension and Other Post-retirement Benefits

    We have defined-benefit pension plans and a retiree medical plan that provides post-retirement health and life insurance benefits.

    The components of net periodic pension and retiree medical cost were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,	April 11 - September 30,
	2020	2019	2020	2019
Service cost (1)	$.7	$.5	$2.0	$1.0
Interest cost (2)	6.6	7.7	19.5	13.9
Expected return on plan assets (2)	(9.6)	(9.4)	(28.6)	(17.6)
Net periodic pension and retiree medical cost (income)	$(2.3)	$(1.2)	$(7.1)	$(2.7)

(1)Included in contract drilling and general and administrative expense in our Condensed Consolidated Statements of Operations.

(2)Included in other, net, in our condensed consolidated statements of operations.

During the nine months ended September 30, 2020, we contributed $11.0 million to our pension and other post-retirement benefit plans. The U. S. Cares Act provides relief for pension payments allowing for deferral of approximately $21.0 million of anticipated payments to January 1, 2021. These amounts represent the minimum contributions we are required to make under relevant statutes. We do not expect to make contributions in excess of the minimum required amounts.

Note 9 - Derivative Instruments

Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues are denominated in U.S. dollars; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. We previously used derivatives to reduce our exposure to various market risks, primarily foreign currency exchange rate risk.

The commencement of the Chapter 11 Cases constituted a termination event with respect to the Company’s derivative instruments, which permits the counterparties of our derivative instruments to terminate their outstanding contracts. The exercise of these termination rights are not stayed under the Bankruptcy Code. During September 2020, the counterparties to the Company’s derivative instruments elected to terminate their outstanding derivatives with us for an aggregate settlement of $3.6 million which was recorded as a gain in contract drilling expense in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020 related to this termination.

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset on our Condensed Consolidated Balance Sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depended on the use of the derivative and whether it qualified for hedge accounting. As of December 31, 2019, our condensed consolidated balance sheets included net foreign currency derivative assets of $5.4 million. See "Note 6- Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

    Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets	Derivative Liabilities
	December 31, 2019	December 31, 2019
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$4.2	$.7
Foreign currency forward contracts - non-current(2)	.8	—
	$5.0	$.7

Derivatives not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$1.3	$.2
Total	$6.3	$.9

(1)Derivative assets and liabilities that had maturity dates equal to or less than 12 months from the respective balance sheet dates were included in other current assets and accrued liabilities and other, respectively, on our condensed consolidated balance sheets.
(2)Derivative assets and liabilities that had maturity dates greater than 12 months from the respective balance sheet dates were included in other assets and other liabilities, respectively, on our condensed consolidated balance sheets.

    Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive income (loss) were as follows (in millions):

Three Months Ended September 30, 2020 and 2019

	Gain (Loss) Recognized in Other Comprehensive Loss ("OCI") on Derivatives (Effective Portion)		(Gain) Loss Reclassified from ("AOCI") into Income (Effective Portion)(1)
	2020	2019	2020	2019
Interest rate lock contracts(2)	$—	$—	$—	$1.7
Foreign currency forward contracts(3)	$2.7	$(5.7)	$(.5)	$3.2
Total	$2.7	$(5.7)	$(.5)	$4.9

Nine Months Ended September 30, 2020 and 2019

	Loss Recognized in Other Comprehensive Loss ("OCI") on Derivatives (Effective Portion)		(Gain) Loss Reclassified from ("AOCI") into Income (Effective Portion)(1)
	2020	2019	2020	2019
Interest rate lock contracts(2)	$—	$—	$—	$1.8
Foreign currency forward contracts(4)	(5.4)	(7.3)	(11.5)	6.5
Total	$(5.4)	$(7.3)	$(11.5)	$8.3

(1)Changes in the fair value of cash flow hedges are recorded in AOCI.  Amounts recorded in AOCI associated with cash flow hedges are subsequently reclassified into contract drilling, depreciation or interest expense as earnings are affected by the underlying hedged forecasted transaction.

(2)Losses on interest rate lock derivatives reclassified from AOCI into income were included in interest expense, net, in our condensed consolidated statements of operations.

(3)During the three months ended September 30, 2020, $0.5 million of gains were reclassified from AOCI into contract drilling expense and no gain or loss were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the three months ended September 30, 2019, $3.4 million of losses were reclassified from AOCI into contract drilling expense and $0.2 million of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

(4)During the nine months ended September 30, 2020, $2.0 million of losses were reclassified from AOCI into contract drilling expense and $13.5 million of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the nine months ended September 30, 2019, $7.1 million of losses were reclassified from AOCI into contract drilling expense and $0.6 million of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally entered into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but did not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally existed whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2020, we did not have open derivative contracts to hedge against this risk.

Net losses of $1.5 million and $2.3 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019. Net losses of $0.2 million and $7.6 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the nine months ended September 30, 2020 and 2019, respectively.

Note 10 - Earnings Per Share

We compute basic and diluted earnings per share ("EPS") in accordance with the two-class method. Net loss attributable to Valaris used in our computations of basic and diluted EPS is adjusted to exclude net income allocated to non-vested shares granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and includes the effect of all potentially dilutive stock options and excludes non-vested shares. In the three and nine months ended September 30, 2020 and 2019, our potentially dilutive instruments were not included in the computation of diluted EPS as the effect of including these shares in the calculation would have been anti-dilutive.

The following table is a reconciliation of income (loss) from continuing operations attributable to Valaris shares used in our basic and diluted EPS computations for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) from continuing operations attributable to Valaris	$(670.9)	$(197.1)	$(4,784.6)	$18.0
Income from continuing operations allocated to non-vested share awards(1)	—	—	—	(.6)
Income (loss) from continuing operations attributable to Valaris shares	$(670.9)	$(197.1)	$(4,784.6)	$17.4

(1)     Losses are not allocated to non-vested share awards. Due to the net loss position, potentially dilutive share awards are excluded from the computation of diluted EPS.

Anti-dilutive share awards totaling 400,000 were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2020, respectively. Anti-dilutive share awards totaling 400,000 and 300,000 were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2019, respectively.

Under the terms of our debt agreement, we have the option to settle our 2024 Convertible Notes in cash, shares or a combination thereof for the aggregate amount due upon conversion. However, the Commencement of the Chapter 11 Cases on August 19, 2020, constituted an event of default under the 2024 Convertible Notes. Any efforts to enforce payment obligations under the 2024 Convertible Notes, including any rights to require the repurchase by the Company of the 2024 Convertible Notes upon the NYSE delisting of the Class A ordinary shares, are automatically stayed as a result of the filing of the Chapter 11 Cases. During each respective reporting period that our average share price exceeds the exchange price, an assumed number of shares required to settle the conversion obligation in excess of the principal amount will be included in our denominator for the computation of diluted EPS using the treasury stock method. Our average share price did not exceed the exchange price during the three and nine months ended September 30, 2020 and 2019.

Pursuant to the terms contemplated in the RSA, upon emergence from bankruptcy, our existing Class A ordinary shares will be cancelled. Depending on certain implementation mechanisms in the restructuring related to our Class A ordinary shares and satisfaction of the applicable support requirements set forth in the RSA, the existing Class A ordinary shares may be exchanged for up to 0.01% of the New Equity and 7-year warrants to purchase up to 7% of the New Equity (subject to dilution on account of the management incentive plan contemplated by the RSA). The strike price of such warrants, if granted, will be set at a price per share equal to the value at which the Senior Noteholders would receive a 100% recovery on their claims, including accrued interest up to the Petition Date. See “Note 2 - Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional information related to our RSA.”

Note 11 -Debt

The Commencement of the Chapter 11 Cases constituted an event of default under our pre-petition indebtedness. Any efforts to enforce payment obligations under our Debt Instruments and other obligations of the Debtors are automatically stayed as a result of the filing of the Chapter 11 Cases and the holders' rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code. See “Note 2 - Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the Chapter 11 Cases.

On September 25, 2020, following approval by the Bankruptcy Court, the Debtors entered into the DIP Credit Agreement, by and among the Company, as Lead Borrower, and certain wholly owned subsidiaries of the Company, as borrowers, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and security trustee, in an aggregate amount not to exceed $500.0 million that will be used to finance, among other things, the ongoing general corporate needs of the Debtors during the course of the Chapter 11 Cases and to pay certain fees, costs and expenses associated with the Chapter 11 Cases. For additional information related to the terms, covenants and restrictions under the DIP Credit Agreement, please See “Note 2 - Chapter 11 Proceedings and Ability to Continue as a Going Concern”.

As of September 30, 2020, we had no borrowings outstanding against our DIP Facility.

Senior Notes

The Commencement of the Chapter 11 Cases on August 19, 2020, constituted an event of default under our Senior Notes. Any efforts to enforce payment obligations under the Senior Notes are automatically stayed as a result of the filing of the Chapter 11 Cases. The aggregate principal amount of Senior Notes outstanding as well as associated accrued interest as of the Petition Date are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheet as of September 30, 2020. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the Chapter 11 Cases.

In December 2016, Ensco Jersey Finance Limited, a wholly-owned subsidiary of Valaris plc, issued $849.5 million aggregate principal amount of 3.00% convertible senior notes due 2024 (the "2024 Convertible Notes") in a private offering. The 2024 Convertible Notes are fully and unconditionally guaranteed, on a senior, unsecured basis, by Valaris plc and are exchangeable into cash, our Class A ordinary shares or a combination thereof, at our election.

The Commencement of the Chapter 11 Cases on August 19, 2020, constituted an event of default under the 2024 Convertible Notes. Any efforts to enforce payment obligations under the 2024 Convertible Notes, including any rights to require the repurchase by the Company of the 2024 Convertible Notes upon the NYSE delisting of the Class A ordinary shares, are automatically stayed as a result of the filing of the Chapter 11 Cases. The aggregate principal amount of 2024 Convertible Notes outstanding as well as associated accrued interest as of the Petition Date are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheet as of September 30, 2020. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the Chapter 11 Cases.

Revolving Credit Facility

As of September 30, 2020, we had $581.0 million of borrowings outstanding under our revolving credit facility and $41.2 million of undrawn letters of credit. The principal and interest under our revolving credit facility became immediately due and payable upon filing of the Chapter 11 Cases, which constituted an event of default under the Credit Agreement. However, the ability of the lenders to exercise remedies was stayed upon commencement of the Chapter 11 Cases. While the revolving credit facility has not been terminated, no further borrowings are permitted. The outstanding borrowings as well as accrued interest as of the Petition Date are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheet as of September 30, 2020. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the Chapter 11 Cases.

Senior Note Restructuring

As a result of the Rowan Transaction, we acquired the following senior notes issued by Rowan Companies, Inc. ("RCI") and guaranteed by Rowan: (1) $201.4 million in aggregate principal amount of 7.875% unsecured senior notes due 2019, which have been repaid in full, (2) $620.8 million in aggregate principal amount of 4.875% 2022 Notes, (3) $398.1 million in aggregate principal amount of 4.75% 2024 Notes, (4) $500.0 million in aggregate principal amount of 7.375% 2025 Notes, (5) $400.0 million in aggregate principal amount of 2042 Notes and (6) $400.0 million in aggregate principal amount of 5.85% 2044 Notes. On February 3, 2020, Rowan and RCI transferred substantially all their assets on a consolidated basis to Valaris plc, Valaris plc became the obligor on the notes and Rowan and RCI were relieved of their obligations under the notes and the related indenture.

Open Market Repurchases

In early March 2020, we repurchased $12.8 million of our outstanding 4.70% Senior notes due 2021 on the open market for an aggregate purchase price of $9.7 million, excluding accrued interest, with cash on hand. As a result of the transaction, we recognized a pre-tax gain of $3.1 million, net of discounts in other, net, in the condensed consolidated statement of operations.

Note 12 - Shareholders' Equity

    Activity in our various shareholders' equity accounts for the three and nine months ended September 30, 2020 and 2019 were as follows (in millions, except per share amounts):

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2019	205.9	$82.5	$8,627.8	$671.7	$6.2	$(77.3)	$(1.3)
Net loss	—	—	—	(3,006.3)	—	—	(1.4)
Shares issued under share-based compensation plans, net	—	—	(.7)	—	—	.9	—
Repurchase of shares	—	—	—	—	—	(.9)	—
Share-based compensation cost	—	—	7.8	—	—	—	—
Net other comprehensive loss	—	—	—	—	(13.4)	—	—
BALANCE, March 31, 2020	205.9	$82.5	$8,634.9	$(2,334.6)	$(7.2)	$(77.3)	$(2.7)
Net loss	—	—	—	(1,107.4)	—	—	(1.4)
Shares issued under share-based compensation plans, net	.2	.1	(.7)	—	—	.6	—
Repurchase of shares	—	—	—	—	—	(.1)	—
Share-based compensation cost	—	—	5.7	—	—	—	—
Net other comprehensive loss	—	—	—	—	(6.1)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(.9)
BALANCE, June 30, 2020	206.1	$82.6	$8,639.9	$(3,442.0)	$(13.3)	$(76.8)	$(5.0)
Net loss	—	—	—	(670.9)	—	—	(1.1)
Shares issued under share-based compensation plans, net	—	—	(.5)	—	—	.5	—
Purchase of noncontrolling interests	—	—	(7.2)	—	—	—	—
Share-based compensation cost	—	—	4.3	—	—	—	—
Net other comprehensive income	—	—	—	—	2.1	—	—
BALANCE, September 30, 2020	206.1	$82.6	$8,636.5	$(4,112.9)	$(11.2)	$(76.3)	$(6.1)

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2018	115.2	$46.2	$7,225.0	$874.2	$18.2	$(72.2)	$(2.6)
Net loss	—	—	—	(190.4)	—	—	2.4
Dividends paid ($0.04 per share)	—	—	—	(4.5)	—	—	—
Shares issued under share-based compensation plans, net	—	—	(.1)	—	—	.1	—
Repurchase of shares	—	—	—	—	—	(2.8)	—
Share-based compensation cost	—	—	5.3	—	—	—	—
Net other comprehensive income	—	—	—	—	1.5	—	—
BALANCE, March 31, 2019	115.2	$46.2	$7,230.2	$679.3	$19.7	$(74.9)	$(0.2)
Net income	—	—	—	405.5	—	—	1.8
Equity issuance in connection with the Rowan Transaction	88.0	35.2	1,367.5	—	—	.1	—
Shares issued under share-based compensation plans, net	2.6	1.1	(1.1)	—	—	(.8)	—
Repurchase of shares	—	—	—	—	—	(1.4)	—
Share-based compensation cost	—	—	13.8	—	—	—	—
Net other comprehensive income	—	—	—	—	.2	—	—
BALANCE, June 30, 2019	205.8	$82.5	$8,610.4	$1,084.8	$19.9	$(77.0)	$1.6
Net loss	—	—	—	(197.1)	—	—	(.4)
Equity issuance costs	—	—	(.6)	—	—	—	—
Share-based compensation cost	—	—	9.7	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.1)
Repurchase of shares	—	—	—	—	—	(.2)	—
Net other comprehensive loss	—	—	—	—	(1.0)	—	—
BALANCE, September 30, 2019	205.8	$82.5	$8,619.5	$887.7	$18.9	$(77.2)	$(.9)

Note 13 -Income Taxes

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

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three and nine months ended September 30, 2020 and 2019. We used a discrete effective tax rate method to calculate income taxes for the three and nine months ended September 30, 2020 and 2019. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax expense for the three months ended September 30, 2020 was $13.8 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, rig sales and reorganization items. Discrete income tax benefit for the three months ended September 30, 2019 was $18.4 million and was primarily attributable to restructuring transactions, the impairment of a drilling rig, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and other resolutions of prior year tax matters, partially offset by discrete tax expense resulting from gains on the repurchase of debt. Excluding the aforementioned discrete tax items, income tax expense for the three months ended September 30, 2020 and 2019 was $8.1 million and $19.9 million, respectively.

Discrete income tax benefit for the nine months ended September 30, 2020 was $197.9 million and was primarily attributable to a restructuring transaction, rig impairments, implementation of the U.S. Cares Act, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, rig sales, reorganization items and the resolution of other prior period tax matters. Discrete income tax benefit for the nine months ended September 30, 2019 was $19.0 million and was primarily attributable to restructuring transactions, the impairment of a drilling rig, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and other resolutions of prior year tax matters, partially offset by discrete tax expense resulting from gains on the repurchase of debt. Excluding the aforementioned discrete tax items, income tax expense for the nine months ended September 30, 2020 and 2019 was $52.0 million and $84.6 million, respectively.

Restructuring Transactions

As discussed in "Note 11 - Debt", on February 3, 2020, Rowan and RCI transferred substantially all their assets and liabilities to Valaris plc, and Valaris plc became the obligor on the 2022 Notes, 2042 Notes, 7.375% 2025 Notes, 4.75% 2024 Notes and 5.85% 2044 Notes. We recognized a tax benefit of $66.0 million during the nine months ended September 30, 2020 in connection with this transaction.

On October 8, 2020, we concluded a pre-filing agreement with the U.S. Internal Revenue Service involving the amount and characterization of a $5.6 billion loss incurred in connection with a restructuring transaction in 2019. As a result of this agreement, we expect to recognize an approximate $120.0 million tax benefit during the quarter ending December 31, 2020. In addition, an approximate $880.0 million deferred tax asset will be recharacterized from a capital loss carryforward at September 30, 2020, to a net operating loss carryforward at December 31, 2020. The approximate $880 million deferred tax asset is expected to remain subject to a valuation allowance.

Unrecognized Tax Benefits

During 2019, the Luxembourg tax authorities issued aggregate tax assessments totaling approximately €142.0 million (approximately $166.5 million converted using the current period-end exchange rates) related to tax years 2014, 2015 and 2016 for several of Rowan's Luxembourg subsidiaries.  We recorded €93.0 million (approximately $109.0 million converted using the current period-end exchange rates) in purchase accounting related to these assessments. During the first quarter of 2020, in connection with the administrative appeals process, the tax authority withdrew assessments of €142.0 million (approximately $166.5 million converted using the current period-end exchange rates), accepting the associated tax returns as previously filed. Accordingly, we de-recognized previously accrued liabilities for uncertain tax positions and net wealth taxes of €79.0 million (approximately $92.6 million converted using the current period-end exchange rates) and €2.0 million (approximately $2.3 million converted using the current period-end exchange rates), respectively. The de-recognition of amounts related to these assessments was recognized as a tax benefit during the three-month period ended March 31, 2020 and is included in changes in operating assets and liabilities on the condensed consolidated statement of cash flows for the nine months ended September 30, 2020.

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101 million (approximately $72.3 million converted at current period-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42 million payment (approximately $29 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have recorded a $16.4 million liability for these assessments as of September 30, 2020. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

Several of our rigs are owned by subsidiaries in Switzerland that are subject to a special finance taxation regime under Swiss income tax rules. Swiss federal and cantonal governments have enacted tax legislation (“Swiss tax reform”) effective January 1, 2020. Under Swiss tax reform, the finance taxation regime has been abolished but our Swiss subsidiaries will remain subject to the finance taxation regime through December 31, 2021 and transition to deriving income tax based on net income beginning January 1, 2022. There are various uncertainties relating to the application of Swiss tax reform to finance taxation regime taxpayers, the most prominent of which is the determination of the Swiss tax basis of property and equipment. Based on all information currently available, we do not expect to recognize significant deferred tax assets or liabilities in connection with Swiss tax reform. As the Swiss tax authorities further clarify the application of Swiss tax reform to finance taxation regime taxpayers, we may recognize deferred tax adjustments and they may have a material effect on our consolidated financial statements.

Note 14 -Contingencies

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

As a result of the incident, the operator terminated the contract. The termination results in a decline in our contracted revenue backlog of approximately $150 million. We have loss of hire insurance for $602,500 per day, after a 45-day deductible waiting period, through the end of the contract in November 2020. The waiting period expired on April 22, 2020. We have received loss of hire insurance recoveries of $118.1 million, which represents the total amount owed to us under the applicable insurance policy. The recovery was recognized and recorded in Other operating income on our Condensed Consolidated Statements of Operation.

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

Middle East Dispute

On July 30, 2019, we received notice that a local partner of legacy Ensco plc in the Middle East filed a lawsuit in the U.K. against the Company alleging it induced the breach of a non-compete provision in an agreement between the local partner and a subsidiary of the Company.  The lawsuit included a claim for an unspecified amount of damages in excess of £100 million and other relief.  We reached an agreement to settle this matter and to acquire the local partner's interest in the subsidiary for an aggregate amount of $27.5 million, which was paid in April 2020. Of this amount, we concluded that $20.3 million was attributable to the settlement of the dispute and was recognized as a loss included in other, net, in our consolidated statement of operations for the year ended December 31, 2019. The remaining amount is attributable to the acquisition of the local partner's interest in the subsidiary and was recognized as an adjustment to Additional paid-in-capital on our Condensed Consolidated Balance Sheet as of September 30, 2020.

ARO Funding Obligations

Valaris and Saudi Aramco have agreed to take all steps necessary to ensure that ARO purchases at least 20 newbuild jackup rigs ratably over an approximate 10-year period. In January 2020, ARO ordered the first two newbuild jackups for delivery scheduled in 2022. The partners intend for the newbuild jackup rigs to be financed out of available cash from ARO's operations and/or funds available from third-party debt financing. ARO paid a 25% down payment from cash on hand for each of the newbuilds ordered in January 2020. In the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. The Company's capital contributions to ARO pursuant to this requirement may require approval of the Bankruptcy Court during the Chapter 11 Cases. Each partner's commitment shall be reduced by the actual cost of each newbuild rig, on a proportionate basis. The partners agreed that Saudi Aramco, as a customer, will provide drilling contracts to ARO in connection with the acquisition of the newbuild rigs. The initial contracts for each newbuild rig will be determined using a pricing mechanism that targets a six-year payback period for construction costs on an EBITDA basis. The initial eight-year contracts will be followed by a minimum of another eight years of term, re-priced in three-year intervals based on a market pricing mechanism.

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

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of September 30, 2020 totaled $123.1 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of September 30, 2020, we had insignificant collateral deposits with respect to these agreements.

Note 15 -Segment Information

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

The full operating results included below for ARO (representing only results of ARO from the Transaction Date) are not included within our consolidated results and thus deducted under "Reconciling Items" and replaced with our equity in earnings of ARO. See "Note 5 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

Segment information for the three and nine months ended September 30, 2020 and 2019 is presented below (in millions):

Three Months Ended September 30, 2020

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$57.1	$186.8	$145.6	$41.4	$(145.6)	$285.3
Operating expenses
Contract drilling (exclusive of depreciation)	128.5	160.2	99.0	18.5	(99.0)	307.2
Loss on impairment	—	—	—	—	—	—
Depreciation	55.8	52.9	14.8	11.3	(12.4)	122.4
General and administrative	—	—	5.8	—	66.3	72.1
Other operating income	118.1	—	—	—	—	118.1
Equity in earnings of ARO	—	—	—	—	3.9	3.9
Operating income (loss)	$(9.1)	$(26.3)	$26.0	$11.6	$(96.6)	$(94.4)
Property and equipment, net	$6,465.9	$3,961.0	$736.3	$655.5	$(736.3)	$11,082.4

Three Months Ended September 30, 2019

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$269.8	$217.8	$138.4	$63.7	$(138.4)	$551.3
Operating expenses
Contract drilling (exclusive of depreciation)	250.3	213.5	92.7	32.7	(92.7)	496.5
Loss on impairment	88.2	—	—	—	—	88.2
Depreciation	92.7	55.9	14.6	8.5	(8.7)	163.0
General and administrative	—	—	8.8	—	27.3	36.1
Equity in losses of ARO	—	—	—	—	(3.7)	(3.7)
Operating income (loss)	$(161.4)	$(51.6)	$22.3	$22.5	$(68.0)	$(236.2)
Property and equipment, net	$10,187.5	$5,022.0	$652.5	$—	$(611.3)	$15,250.7

Nine Months Ended September 30, 2020

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$400.3	$585.9	$431.9	$144.5	$(431.9)	$1,130.7
Operating expenses
Contract drilling (exclusive of depreciation)	513.2	569.0	319.8	71.7	(319.8)	1,153.9
Loss on impairment	3,386.2	254.3	—	5.7	—	3,646.2
Depreciation	207.2	164.2	41.1	33.6	(27.7)	418.4
General and administrative	—	—	21.2	—	166.9	188.1
Other operating income	118.1	—	—	—	—	118.1
Equity in losses of ARO	—	—	—	—	(7.6)	(7.6)
Operating income (loss)	$(3,588.2)	$(401.6)	$49.8	$33.5	$(258.9)	$(4,165.4)
Property and equipment, net	$6,465.9	$3,961.0	$736.3	$655.5	$(736.3)	$11,082.4

Nine Months Ended September 30, 2019

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$798.1	$604.0	262.2	$139.0	$(262.2)	$1,541.1
Operating expenses
Contract drilling (exclusive of depreciation)	681.3	561.1	171.7	87.0	(171.7)	1,329.4
Loss on impairment	88.2	—	—	—	2.5	90.7
Depreciation	271.4	146.0	26.9	15.3	(13.7)	445.9
General and administrative	—	—	13.9	—	133.0	146.9
Equity in losses of ARO	—	—	—	—	(3.1)	(3.1)
Operating income (loss)	$(242.8)	$(103.1)	$49.7	$36.7	$(215.4)	$(474.9)
Property and equipment, net	$10,187.5	$5,022.0	$652.5	$—	$(611.3)	$15,250.7

Information about Geographic Areas

    As of September 30, 2020, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
North & South America	5	6	—	11	—
Europe & the Mediterranean	7	14	—	21	—
Middle East & Africa	2	10	9	21	7
Asia & Pacific Rim	2	6	—	8	—
Asia & Pacific Rim (under construction)	2	—	—	2	—
Held-for-sale	1	2	—	3	—
Total	19	38	9	66	7

We provide management services on two rigs owned by third-parties not included in the table above.

Note 16 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2020	December 31, 2019
Trade	$383.3	$466.4
Other	55.9	60.3
	439.2	526.7
Allowance for doubtful accounts	(9.5)	(6.0)
	$429.7	$520.7

Other current assets consisted of the following (in millions):

	September 30, 2020	December 31, 2019
Materials and supplies	$293.1	$340.1
Prepaid expenses	64.3	13.5
Prepaid taxes	49.9	36.2
Deferred costs	21.5	23.3
Other	25.9	33.4
	$454.7	$446.5

Other assets consisted of the following (in millions):

	September 30, 2020	December 31, 2019
Tax receivables	$65.5	$36.3
Deferred tax assets	42.9	26.6
Right-of-use assets	41.6	58.1
Supplemental executive retirement plan assets	21.9	26.0
Intangible assets	3.1	11.9
Other	25.2	29.4
	$200.2	$188.3

Accrued liabilities and other consisted of the following (in millions):

	September 30, 2020	December 31, 2019
Personnel costs	$80.9	$134.4
Income and other taxes payable	52.7	61.2
Deferred revenue	38.9	30.0
Lease liabilities	15.6	21.1
Accrued interest	—	115.2
Settlement of legal dispute	—	20.3
Other	19.2	35.5
	$207.3	$417.7

Other liabilities consisted of the following (in millions):

	September 30, 2020	December 31, 2019
Unrecognized tax benefits (inclusive of interest and penalties)	$253.3	$323.1
Pension and other post-retirement benefits	227.4	246.7
Intangible liabilities	50.6	52.1
Lease liabilities	40.6	51.8
Deferred tax liabilities	37.3	99.0
Supplemental executive retirement plan liabilities	22.2	26.7
Personnel costs	15.7	24.5
Deferred revenue	7.1	9.7
Other	42.7	33.8
	$696.9	$867.4

Accumulated other comprehensive income (loss) consisted of the following (in millions):

	September 30, 2020	December 31, 2019
Pension and other post-retirement benefits	$(21.7)	$(21.7)
Currency translation adjustment	6.6	7.1
Derivative instruments	5.7	22.6
Other	(1.8)	(1.8)
	$(11.2)	$6.2

Condensed Consolidated Statement of Operations Information

Other, net, for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Currency translation adjustments	$(7.5)	$4.9	$(4.9)	$1.8
Net periodic pension (cost) income, excluding service cost	3.0	1.7	9.1	3.7
Gain on bargain purchase and measurement period adjustments	—	(53.0)	(6.3)	659.8
Gain on extinguishment of debt	—	194.1	3.1	194.1
Other income (expense)	1.4	(.3)	1.5	(6.0)
	$(3.1)	$147.4	$2.5	$853.4

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

We mitigate our credit risk relating to counterparties of our derivatives through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and by entering into International Swaps and Derivatives Association, Inc. ("ISDA") Master Agreements, which include provisions for a legally enforceable master netting agreement, with our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events or set-off provisions.  Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.  See "Note 9 - Derivative Instruments" for additional information on our derivative activity.

Consolidated revenues by customer for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
BP(1)	11%	10%	9%	8%
Saudi Aramco(2)	9%	16%	9%	12%
Total(3)	5%	15%	10%	15%
Other	75%	59%	72%	65%
	100%	100%	100%	100%

(1)During the three months ended September 30, 2020, 24% of the revenues provided by BP were attributable to our Jackups segment, 14% of the revenues were attributable to our Floaters segment and the remaining were attributable to our managed rigs. During the nine months ended September 30, 2020, 21% of the revenues provided by BP were attributable to our Jackups segment, 23% of the revenues were attributable to our Floaters segment and the remaining were attributable to our managed rigs.

During the three months ended September 30, 2019, 43% of the revenues provided by BP were attributable to our Jackups segment, 17% of the revenues were attributable to our Floaters segment and the remaining were attributable to our managed rigs. During the nine months ended September 30, 2019, 41% of the revenues provided by BP were attributable to our Jackups segment, 16% of the revenues were attributable to our Floaters segment and the remaining were attributable to our managed rigs.

(2)During the three and nine months ended September 30, 2020 and 2019, all revenues were attributable to our Jackups segment.

(3)During the three and nine months ended September 30, 2020, 32% and 75% of revenues provided by Total were attributable to the Floaters segment and the remaining were attributable to the Jackups segment. During the three and nine months ended September 30, 2019, 90% and 93% of revenues provided by Total were attributable to the Floaters segment and the remaining were attributable to the Jackups segment.

    Consolidated revenues by region for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Norway(1)	$53.5	$.2	$141.0	$9.9
Saudi Arabia(2)	48.5	90.3	189.7	226.9
United Kingdom(1)	48.0	59.6	153.3	157.2
U.S. Gulf of Mexico(3)	38.0	83.1	183.3	231.2
Australia(4)	18.6	51.6	117.0	189.0
Angola(5)	.2	72.1	63.4	210.8
Other	78.5	194.4	283.0	516.1
	$285.3	$551.3	$1,130.7	$1,541.1

(1)During the three and nine months ended September 30, 2020 and 2019, all revenues earned in the United Kingdom and Norway were attributable to our Jackups segment.

(2)During the three and nine months ended September 30, 2020, 55% and 56% of the revenues earned in Saudi Arabia, respectively, were attributable to our Jackups segment. The remaining revenues were attributable to our Other segment and related to our rigs leased to ARO and certain revenues related to our Transition Services Agreement and Secondment Agreement.

During the three and nine months ended September 30, 2019, 58% and 69% of the revenues earned in Saudi Arabia, respectively, were attributable to our Jackups segment. The remaining revenues were attributable to our Other segment and related to our rigs leased to ARO and certain revenues related to our Transition Services Agreement and Secondment Agreement.

(3)During the three months ended September 30, 2020, 38% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 11% were attributable to our Jackups segment and the remaining revenues were attributable to our managed rigs. During the nine months ended September 30, 2020, 56% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 11% were attributable to our Jackups segment and the remaining revenues were attributable to our managed rigs.

During the three months ended September 30, 2019, 52% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 22% were attributable to our Jackups segment and the remaining revenues were attributable to our managed rigs. During the nine months ended September 30, 2019, 40% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 35% were attributable to our Jackups segment and the remaining revenues were attributable to our managed rigs.

(4)During the three months ended September 30, 2020 and 2019, 100% and 99% of the revenues earned in Australia, respectively, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment.

During the nine months ended September 30, 2020 and 2019, 91% and 95% of the revenues earned in Australia, respectively, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment.

(5)During the three months ended September 30, 2020, all of the revenues earned in Angola were attributable to our Jackup segment. During the three months ended September 30, 2019, 86% of the revenues earned in Angola, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment.

During the nine months ended September 30, 2020 and 2019, 79% and 87% of the revenues earned in Angola, respectively, were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment.

Note 17 -Guarantee of Registered Securities

In connection with the Pride acquisition, Valaris and Pride entered into a supplemental indenture to the indenture dated July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Valaris of Pride’s 2020 Notes and 2040 Notes, which had an aggregate outstanding principal balance of $422.9 million as of September 30, 2020. The Valaris guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Valaris is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by Ensco International Incorporated in November 1997, which had an aggregate outstanding principal balance of $112.1 million as of September 30, 2020.

Pride and Ensco International Incorporated are 100% owned subsidiaries of Valaris. All guarantees are unsecured obligations of Valaris ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

Valaris, Pride and Ensco International Incorporated as well as certain entities included below in non-guarantor subsidiaries of Valaris are the Debtors in the Chapter 11 Cases. The Debtors continue to operate their businesses and manage their properties as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. See "Note 2 -Chapter 11 Proceedings and Ability to Continue as a Going Concern" for additional information.

The following tables present the unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2020 and 2019; the unaudited condensed consolidating statements of comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019; the condensed consolidating balance sheets as of September 30, 2020 (unaudited) and December 31, 2019; and the unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2020 and 2019, in accordance with Rule 3-10 of Regulation S-X.

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2020
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$12.4	$85.3	$—	$372.4	$(184.8)	$285.3
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	72.4	84.7	—	334.9	(184.8)	307.2
Depreciation	—	1.8	—	120.6	—	122.4
General and administrative	26.7	8.8	—	36.6	—	72.1
Total operating expenses	99.1	95.3	—	492.1	(184.8)	501.7
OTHER OPERATING INCOME	—	—	—	118.1	—	118.1
EQUITY IN EARNINGS OF ARO	—	—	—	3.9	—	3.9
OPERATING INCOME (LOSS)	(86.7)	(10.0)	—	2.3	—	(94.4)
OTHER INCOME (EXPENSE), NET	(499.1)	(0.8)	64.8	(123.1)	2.5	(555.7)
INCOME (LOSS) BEFORE INCOME TAXES	(585.8)	(10.8)	64.8	(120.8)	2.5	(650.1)
PROVISION FOR INCOME TAXES	—	7.3	—	14.6	—	21.9
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(85.1)	43.2	3.0	—	38.9	—
NET INCOME (LOSS)	(670.9)	25.1	67.8	(135.4)	41.4	(672.0)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	1.1	—	1.1
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(670.9)	$25.1	$67.8	$(134.3)	$41.4	$(670.9)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2019
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$15.7	$53.0	$—	$588.8	$(106.2)	$551.3
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	19.3	45.3	—	538.1	(106.2)	496.5
Loss on impairment	—	—	—	88.2	—	88.2
Depreciation	—	7.7	—	155.3	—	163.0
General and administrative	9.7	.1	—	26.3	—	36.1
Total operating expenses	29.0	53.1	—	807.9	(106.2)	783.8
EQUITY IN EARNINGS OF ARO	—	—	—	(3.7)	—	(3.7)
OPERATING LOSS	(13.3)	(.1)	—	(222.8)	—	(236.2)
OTHER INCOME (EXPENSE), NET	94.7	(5.6)	(20.2)	(33.0)	4.3	40.2
INCOME (LOSS) BEFORE INCOME TAXES	81.4	(5.7)	(20.2)	(255.8)	4.3	(196.0)
PROVISION (BENEFIT) FOR INCOME TAXES	—	(18.4)	—	19.9	—	1.5
EQUITY LOSSES IN AFFILIATES, NET OF TAX	(278.5)	(40.2)	(68.0)	—	386.7	—
NET LOSS	(197.1)	(27.5)	(88.2)	(275.7)	391.0	(197.5)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	.4	—	.4
NET LOSS ATTRIBUTABLE TO VALARIS	$(197.1)	$(27.5)	$(88.2)	$(275.3)	$391.0	$(197.1)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2020
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$47.3	$182.0	$—	$1,311.4	$(410.0)	$1,130.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	128.6	180.4	—	1,254.9	(410.0)	1,153.9
Loss on impairment	—	—	—	3,646.2	—	3,646.2
Depreciation	—	11.1	—	407.3	—	418.4
General and administrative	60.4	33.6	—	94.1	—	188.1
Total operating expenses	189.0	225.1	—	5,402.5	(410.0)	5,406.6
OTHER OPERATING INCOME	—	—	—	118.1		118.1
EQUITY IN LOSSES OF ARO	—	—	—	(7.6)	—	(7.6)
OPERATING LOSS	(141.7)	(43.1)	—	(3,980.6)	—	(4,165.4)
OTHER INCOME (EXPENSE), NET	(283.6)	(1.0)	27.0	(522.8)	11.4	(769.0)
INCOME (LOSS) BEFORE INCOME TAXES	(425.3)	(44.1)	27.0	(4,503.4)	11.4	(4,934.4)
BENEFIT FOR INCOME TAXES	—	(92.7)	—	(53.2)	—	(145.9)
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(4,359.3)	(91.4)	17.9	—	4,432.8	—
NET INCOME (LOSS)	(4,784.6)	(42.8)	44.9	(4,450.2)	4,444.2	(4,788.5)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	3.9	—	3.9
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(4,784.6)	$(42.8)	$44.9	$(4,446.3)	$4,444.2	$(4,784.6)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2019
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING REVENUES	$47.0	$128.6	$—	$1,627.1	$(261.6)	$1,541.1
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	49.3	112.8	—	1,428.9	(261.6)	1,329.4
Loss on impairment	—	—	—	90.7	—	90.7
Depreciation	—	15.4	—	430.5	—	445.9
General and administrative	71.0	.3	—	75.6	—	146.9
Total operating expenses	120.3	128.5	—	2,025.7	(261.6)	2,012.9
EQUITY IN EARNINGS OF ARO	—	—	—	(3.1)	—	(3.1)
OPERATING INCOME (LOSS)	(73.3)	.1	—	(401.7)	—	(474.9)
OTHER INCOME (EXPENSE), NET	773.5	(36.6)	(61.0)	(126.3)	12.7	562.3
INCOME (LOSS) BEFORE INCOME TAXES	700.2	(36.5)	(61.0)	(528.0)	12.7	87.4
PROVISION FOR INCOME TAXES	—	10.6	—	55.0	—	65.6
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(682.2)	35.1	(14.9)	—	662.0	—
NET INCOME (LOSS)	18.0	(12.0)	(75.9)	(583.0)	674.7	21.8
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.8)	—	(3.8)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$18.0	$(12.0)	$(75.9)	$(586.8)	$674.7	$18.0

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended September 30, 2020
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
NET INCOME (LOSS)	$(670.9)	$25.1	$67.8	$(135.4)	$41.4	$(672)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	—	2.7	—	—	—	2.7
Reclassification of net gains on derivative instruments from other comprehensive income (loss) to net income (loss)	—	(.5)	—	—	—	(.5)
Other				(.1)		(.1)
NET OTHER COMPREHENSIVE INCOME (LOSS)	—	2.2	—	(.1)	—	2.1
COMPREHENSIVE INCOME (LOSS)	(670.9)	27.3	67.8	(135.5)	41.4	(669.9)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	1.1	—	1.1
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(670.9)	$27.3	$67.8	$(134.4)	$41.4	$(668.8)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended September 30, 2019
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
NET LOSS	$(197.1)	$(27.5)	$(88.2)	$(275.7)	$391.0	$(197.5)
OTHER COMPREHENSIVE LOSS, NET
Net change in derivative fair value	—	(5.7)	—	—	—	(5.7)
Reclassification of net losses on derivative instruments from other comprehensive loss to net loss	—	4.9	—	—	—	4.9
Other	—	—	—	(.2)	—	(.2)
NET OTHER COMPREHENSIVE LOSS	—	(.8)	—	(.2)	—	(1.0)
COMPREHENSIVE LOSS	(197.1)	(28.3)	(88.2)	(275.9)	391.0	(198.5)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	.4	—	.4
COMPREHENSIVE LOSS ATTRIBUTABLE TO VALARIS	$(197.1)	$(28.3)	$(88.2)	$(275.5)	$391.0	$(198.1)

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
Nine Months Ended September 30, 2020
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
NET INCOME (LOSS)	$(4,784.6)	$(42.8)	$44.9	$(4,450.2)	$4,444.2	$(4,788.5)
OTHER COMPREHENSIVE LOSS, NET
Net change in derivative fair value	—	(5.4)	—	—	—	(5.4)
Reclassification of net gains on derivative instruments from other comprehensive loss to net income (loss)	—	(11.5)	—	—	—	(11.5)
Other	—	—	—	(.5)	—	(.5)
NET OTHER COMPREHENSIVE LOSS	—	(16.9)	—	(.5)	—	(17.4)
COMPREHENSIVE INCOME (LOSS)	(4,784.6)	(59.7)	44.9	(4,450.7)	4,444.2	(4,805.9)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	3.9	—	3.9
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(4,784.6)	$(59.7)	$44.9	$(4,446.8)	$4,444.2	$(4,802.0)

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

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2020
(In millions)
(Unaudited)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62.9	$—	$—	$117.5	$—	$180.4
Accounts receivable, net	—	27.5	—	402.2	—	429.7
Accounts receivable from affiliates	4,368.8	201.7	2.0	1,249.0	(5,821.5)	—
Other current assets	5.5	42.7	—	406.5	—	454.7
Total current assets	4,437.2	271.9	2.0	2,175.2	(5,821.5)	1,064.8
PROPERTY AND EQUIPMENT, AT COST	1.3	116.2	—	13,098.0	—	13,215.5
Less accumulated depreciation	1.3	95.2	—	2,036.6	—	2,133.1
Property and equipment, net	—	21.0	—	11,061.4	—	11,082.4
LONG - TERM NOTES RECEIVABLE FROM ARO	—	—	—	442.7	—	442.7
INVESTMENT IN ARO	—		—	121.1	—	121.1
DUE FROM AFFILIATES	1,592.7	216.8	38.9	4,760.9	(6,609.3)	—
INVESTMENTS IN AFFILIATES	9,079.3	697.4	1,242.8	—	(11,019.5)	—
OTHER ASSETS	.9	14.5	—	184.8	—	200.2
	$15,110.1	$1,221.6	$1,283.7	$18,746.1	$(23,450.3)	$12,911.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5.7	$2.1	$—	$380.2	$—	$388.0
Accounts payable to affiliates	1,183.3	171.4	809.1	3,657.7	(5,821.5)	—
Total current liabilities	1,189.0	173.5	809.1	4,037.9	(5,821.5)	388.0
DUE TO AFFILIATES	3,538.0	584.1	638.8	1,848.4	(6,609.3)	—
OTHER LIABILITIES		241.5		455.4	—	696.9
Total liabilities not subject to compromise	4,727.0	999.1	1,447.9	6,341.7	(12,430.8)	1,084.9
LIABILITIES SUBJECT TO COMPROMISE	5,870.5	115.2	439.1	888.9	—	7,313.7
VALARIS SHAREHOLDERS' EQUITY (DEFICIT)	4,512.6	107.3	(603.3)	11,521.6	(11,019.5)	4,518.7
NONCONTROLLING INTERESTS	—		—	(6.1)	—	(6.1)
Total equity (deficit)	4,512.6	107.3	(603.3)	11,515.5	(11,019.5)	4,512.6
	$15,110.1	$1,221.6	$1,283.7	$18,746.1	$(23,450.3)	$12,911.2

VALARIS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2019
(In millions)

	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21.5	$—	$—	$75.7	$—	$97.2
Accounts receivable, net	.2	19.7	—	500.8	—	520.7
Accounts receivable from affiliates	4,031.4	386.0	—	897.2	(5,314.6)	—
Other current assets	.6	11.6	—	434.3	—	446.5
Total current assets	4,053.7	417.3	—	1,908.0	(5,314.6)	1,064.4
PROPERTY AND EQUIPMENT, AT COST	1.9	108.8	—	18,283.1	—	18,393.8
Less accumulated depreciation	1.9	84.7	—	3,210.3	—	3,296.9
Property and equipment, net	—	24.1	—	15,072.8	—	15,096.9
LONG-TERM NOTES RECEIVABLE FROM ARO	—	—	—	452.9	—	452.9
INVESTMENT IN ARO	—	—	—	128.7	—	128.7
DUE FROM AFFILIATES	73.8	—	38.9	1,775.7	(1,888.4)	—
INVESTMENTS IN AFFILIATES	9,778.5	788.8	1,224.9	—	(11,792.2)	—
OTHER ASSETS	7.9	3.8	—	182.6	(6.0)	188.3
	$13,913.9	$1,234.0	$1,263.8	$19,520.7	$(19,001.2)	$16,931.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$99.2	$29.3	$12.2	$565.2	$—	$705.9
Accounts payable to affiliates	818.8	147.8	815.1	3,532.9	(5,314.6)	—
Current maturities of long - term debt	—	—	124.8	—	—	124.8
Total current liabilities	918.0	177.1	952.1	4,098.1	(5,314.6)	830.7
DUE TO AFFILIATES	710.3	478.8	586.6	112.7	(1,888.4)	—
LONG-TERM DEBT	2,990.6	111.7	373.3	2,447.9	—	5,923.5
OTHER LIABILITIES	(14.6)	90.6	—	797.4	(6.0)	867.4
VALARIS SHAREHOLDERS' EQUITY (DEFICIT)	9,309.6	375.8	(648.2)	12,065.9	(11,792.2)	9,310.9
NONCONTROLLING INTERESTS	—	—	—	(1.3)	—	(1.3)
Total equity (deficit)	9,309.6	375.8	(648.2)	12,064.6	(11,792.2)	9,309.6
	$13,913.9	$1,234.0	$1,263.8	$19,520.7	$(19,001.2)	$16,931.2

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2020 (In millions) (Unaudited)
	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(323.9)	$133.3	$(44.2)	$(161.6)	$—	$(396.4)
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(82.9)	—	(82.9)
Proceeds from disposition of assets	—	—	—	44.2	—	44.2
Net cash used in investing activities	—	—	—	(38.7)	—	(38.7)
FINANCING ACTIVITIES
Debtor in possession financing fees and payments on Backstop Agreement	(43.8)	—	—	—	—	(43.8)
Borrowings on credit facility	343.9	—	—	252.1	—	596.0
Advances from (to) affiliates	89.9	(133.3)	44.2	(0.8)	—	—
Repayments of credit facility borrowings	(15.0)	—	—	—	—	(15.0)
Reduction of long -term borrowings	(9.7)	—	—	—	—	(9.7)
Other	—	—	—	(9.1)	—	(9.1)
Net cash provided by (used in) financing activities	365.3	(133.3)	44.2	242.2	—	518.4
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.1)		(.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	41.4	—	—	41.8	—	83.2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21.5	—	—	75.7	—	97.2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$62.9	$—	$—	$117.5	$—	$180.4

VALARIS PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2019 (In millions) (Unaudited)
	Valaris plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Valaris	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash used in operating activities	$(125.2)	$(82.3)	$(98.0)	$(122.0)	$—	$(427.5)
INVESTING ACTIVITIES
Rowan cash acquired	—	—	—	931.9	—	931.9
Maturities of short-term investments	474.0	—	—	—	—	474.0
Purchases of short-term investments	(145.0)	—	—	—	—	(145.0)
Additions to property and equipment	—	—	—	(174.2)	—	(174.2)
Net proceeds from disposition of assets	—	—	—	4.9	—	4.9
Net cash provided by investing activities	329.0	—	—	762.6	—	1,091.6
FINANCING ACTIVITIES
Reduction of long-term borrowings	(536.6)	(30.4)	—	(361.1)	—	(928.1)
Borrowings on credit facility	175.0	—	—	—	—	175.0
Repayments of credit facility borrowings	(34.4)	—	—	—	—	(34.4)
Debt solicitation fees	—	—	—	(9.4)	—	(9.4)
Cash dividends paid	(4.5)	—	—	—	—	(4.5)
Advances from (to) affiliates	74.7	112.7	95.3	(282.7)	—	—
Other	(5.3)	—	—	(2.4)	—	(7.7)
Net cash provided by (used in) financing activities	(331.1)	82.3	95.3	(655.6)	—	(809.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.6)	—	(.6)
DECREASE IN CASH AND CASH EQUIVALENTS	(127.3)	—	(2.7)	(15.6)	—	(145.6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199.8	—	2.7	72.6	—	275.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$72.5	$—	$—	$57.0	$—	$129.5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2019. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry. Exclusive of two rigs under construction and one rig marked for retirement and classified as held-for-sale, we currently own and operate an offshore drilling rig fleet of 61 rigs, with drilling operations in almost every major offshore market across six continents. Inclusive of rigs under construction, our fleet includes 13 drillships, four dynamically positioned semisubmersible rigs, one moored semisubmersible rig and 45 jackup rigs, nine of which are leased to our 50/50 joint venture with Saudi Aramco.  We operate the world's largest fleet amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

Chapter 11 Proceedings and Ability to Continue as a Going Concern

On August 19, 2020 (the “Petition Date”), the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As part of the Chapter 11 cases under the caption In re Valaris plc, et al., Case No. 20-34114 (MI) (the “Chapter 11 Cases”), the Debtors were granted “first-day” relief which enabled the Company to continue operating without interruption or disruption to its relationships with its customers and vendors or its high-quality service delivery. In particular, employee pay and benefits are expected to continue without interruption.

On August 18, 2020, the Debtors entered into the RSA with certain senior note holders (collectively, the "Consenting Noteholders"), which contemplates that the Company will implement the restructuring through the Chapter 11 Cases pursuant to a plan of reorganization and the various related transactions set forth in or contemplated by the RSA and its restructuring term sheet (the “Restructuring Term Sheet”).

See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the Chapter 11 Cases and related items, the RSA and our ability to continue as a going concern.

Our Industry

Operating results in the offshore contract drilling industry are highly cyclical and are directly related to the demand for and the available supply of drilling rigs. Low demand and excess supply can independently affect day rates and utilization of drilling rigs. Therefore, adverse changes in either of these factors can result in adverse changes in our industry. While the cost of moving a rig may cause the balance of supply and demand to vary somewhat between regions, significant variations between regions are generally of a short-term nature due to rig mobility.

Following several years of market volatility beginning with oil price declines in 2014, as we entered 2020, we expected that volatility to continue over the near-term with the expectation that long-term oil prices would remain at levels sufficient to support a continued gradual recovery in the demand for offshore drilling services. We were focused on opportunities to put our rigs to work, manage liquidity, extend our financial runway, and reduce debt as we sought to navigate the extended market downturn and improve our balance sheet. Recognizing our ability to maintain a sufficient level of liquidity to meet our financial obligations depended upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, we had significant financial flexibility within our capital structure to support our liability management efforts. However, during the first nine months of 2020, the COVID-19 global pandemic and the response thereto have negatively impacted the macro-economic environment and global economy. Global oil demand fell sharply at the same time global oil supply increased as a result of certain oil producers competing for market share, leading to a supply glut. As a consequence, the price of Brent crude oil fell from around $60 per barrel at year-end 2019 to around $20 per barrel in mid-April. In response to dramatically reduced oil price expectations for the near term, our customers have reviewed, and in most cases lowered significantly, their capital expenditure plans in light of revised pricing expectations. This caused our customers to cancel or shorten the duration of many of our 2020 drilling contracts, cancel future drilling programs and seek pricing and other contract concessions. While there has been some recent improvement to Brent crude oil prices, to approximately $40 per barrel as of mid-October 2020, there is still a significant amount of uncertainty around the sustainability of the improvement in oil prices to support a recovery in demand for offshore drilling services.

Additionally, the full impact that the pandemic and the decline in oil prices will have on our results of operations, financial condition, liquidity and cash flows is uncertain due to numerous factors, including the duration and severity of the outbreak, the duration of the price and demand decline, and the extent of disruptions to our operations. To date, the COVID-19 pandemic has resulted in only limited operational downtime. Our rigs have had to shut down operations while crews are tested and incremental sanitation protocols are implemented and while crew changes have been restricted as replacement crews are quarantined. We continue to incur additional personnel, housing and logistics costs in order to mitigate the potential impacts of COVID-19 to our operations. In limited instances, we have been reimbursed for these costs by our customers. Our operations and business may be subject to further economic disruptions as a result of the spread of COVID-19 among our workforce, the extension or imposition of further public health measures affecting supply chain and logistics, and the impact of the pandemic on key customers, suppliers, and other counterparties. There can be no assurance that these, or other issues caused by the COVID -19 pandemic, will not materially affect our ability to operate our rigs in the future.

We expect that these challenges will continue for drilling contractors as customers wait to gain additional clarity on commodity pricing and seek to reduce costs in the near-term by attempting to renegotiate existing contract terms. We believe the current market and macro-economic conditions will create a challenging contracting environment through at least 2021.

The combined effects of the global COVID-19 pandemic, the significant decline in the demand for oil and the substantial surplus in the supply of oil have resulted in significantly reduced demand and day rates for offshore drilling provided by the Company and increased uncertainty regarding long-term market conditions. These recent events have had a significant adverse impact on our current and expected liquidity position and financial runway and led to the filing of the Chapter 11 Cases.

While we have and are continuing to pursue a variety of cost-cutting measures such as further reductions in corporate overhead and discretionary expenditures, reductions in capital expenditures and increased focus on operational efficiencies, we determined based on our significant level of indebtedness and the circumstances described above that a comprehensive restructuring of our indebtedness was needed to improve our financial position. As more fully described in “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern”, the Company will undergo a financial restructuring that is intended to reduce debt levels substantially, support continued operations during the current lower demand environment and provide a robust financial platform to take advantage of market recovery over the long-term.

Other Chapter 11 Financial Disclosures

Pre-petition Charges

We have reported the backstop commitment fee and legal and other professional advisor fees incurred in relation to the Chapter 11 Cases, but prior to the Petition Date, as General and administrative expenses in our unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020 in the amount of $42.6 million and $64.7 million, respectively.

Reorganization Items

Expenditures, gains and losses that are realized or incurred by the Debtors as of or subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are reported as Reorganization items, net in our unaudited Condensed Consolidated Statements of Operations. These costs include legal and other professional advisory service fees pertaining to the Chapter 11 Cases, all adjustments made to the carrying amount of certain pre-petition liabilities reflecting claims expected to be allowed by the Bankruptcy Court and DIP Facility fees.

The following table provides information about reorganization items incurred during three and nine months ended September 30, 2020, as of or subsequent to the Petition Date (in millions):

Three and Nine Months Ended September 30, 2020
Write-off of unamortized debt discounts, premiums and issuance costs	$447.9
Reorganization items (non-cash)	447.9

DIP Facility fees	23.8
Professional fees	25.8
Reorganization Items (Fees)	49.6
Total reorganization items, net	$497.5

Reorganization items (fees) unpaid	$25.8
Reorganization items (fees) paid	$23.8

Liabilities Subject to Compromise

The Debtors' pre-petition unsecured senior notes and related unpaid accrued interest as of the Petition Date have been classified as Liabilities subject to compromise on our Condensed Consolidated Balance Sheets. The liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court. Liabilities subject to compromise at September 30, 2020 consist of the following (in millions):

September 30, 2020
6.875% Senior notes due 2020	$122.9
4.70% Senior notes due 2021	100.7
4.875% Senior notes due 2022	620.8
3.00% Exchangeable senior notes due 2024	849.5
4.50% Senior notes due 2024	303.4
4.75% Senior notes due 2024	318.6
8.00% Senior notes due 2024	292.3
5.20% Senior notes due 2025	333.7
7.375% Senior notes due 2025	360.8
7.75% Senior notes due 2026	1,000.0
7.20% Debentures due 2027	112.1
7.875% Senior notes due 2040	300.0
5.40% Senior notes due 2042	400.0
5.75% Senior notes due 2044	1,000.5
5.85% Senior notes due 2044	400.0
Amounts drawn under revolving credit facility	581.0
Accrued Interest on Senior Notes, Exchangeable Senior Notes, Debentures and Revolving Credit Facility	203.5
Rig holding costs(1)	13.9
Total liabilities subject to compromise	$7,313.7

(1)    Represents the holding costs incurred to maintain VALARIS DS-13 and VALARIS DS-14 in the shipyard until the delivery date.
Backlog

Our backlog was $1.2 billion and $2.5 billion as of September 30, 2020 and December 31, 2019, respectively. This is inclusive of backlog from our rigs leased to ARO and managed rigs of $178.7 million and $324.3 million as of September 30, 2020 and December 31, 2019, respectively. The decrease in our backlog was due to customer contract cancellations, customer concessions and revenues realized, partially offset by the addition of backlog from new contract awards and contract extensions.

As we finalize negotiations of contract concessions with our customers, above-market rate contracts expire and revenues are realized, we may experience further declines in backlog, which would result in a decline in revenues and operating cash flows over the near-term. Contract backlog was adjusted for drilling contracts signed, terminated or concessions granted after each respective balance sheet date but prior to filing each annual and quarterly report on February 21, 2020 and October 29, 2020, respectively.

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

During the third quarter of 2020, floater contracting remained challenging and no significant new contracts were executed. In October 2020, we extended our current contract for VALARIS DS-18 for an estimated 60 days.
During the second quarter of 2020, the VALARIS DS-7 contract for operations offshore Ghana and the contract awarded in the first quarter of 2020 for operations offshore Senegal/Mauritania, the VALARIS DS-9 contract awarded in the first quarter of 2020 for operations offshore Brazil and the VALARIS MS-1 contract awarded in the first quarter of 2020 for operations offshore Australia were terminated. Additionally, the VALARIS DPS-1 contract was terminated in June, earlier than the previously scheduled end date of September 2021, and the VALARIS DS-10, VALARIS DS-15 and VALARIS 8505 are operating on reduced day rates for various periods during 2020 and 2021. During the first quarter, the VALARIS 5004 operated on a reduced day rate from mid-March to mid-April, at which point the contract was terminated, and the VALARIS DS-8 contract was terminated in March 2020 as described below.
In March 2020, VALARIS DS-8 experienced a non-drilling incident while operating offshore Angola, resulting in the blowout preventer (BOP) stack being disconnected from the riser while the rig was moving between well locations. The BOP stack, which we later recovered, dropped to the seabed floor, clear of any subsea structures. No injuries, environmental pollution or third-party damage resulted from the BOP stack being disconnected.  As a result of the incident, the operator terminated the contract. The termination resulted in a decline in our contracted revenue backlog of approximately $150 million. We have loss of hire insurance for $602,500 per day, after a 45-day deductible waiting period, through the end of the contract in November 2020. The waiting period expired on April 22, 2020. We received loss of hire insurance recoveries of $118.1 million, which represents the total amount owed to us under the applicable insurance policy. The recovery was recognized and recorded in Other operating income on our Condensed Consolidated Statements of Operation.

During the first quarter of 2020, VALARIS DS-12 was awarded a one-well contract that commenced in February 2020. VALARIS MS-1 was awarded a three-well contract that is expected to commence in the second quarter of 2021 and has an estimated duration of 155 days. VALARIS 8505 was awarded a one-well contract that was expected to commence in mid-November 2020, but is now expected to commence in June 2021 with an estimated duration of 80 days.

The VALARIS 6002 was sold in January 2020 resulting in an insignificant pre-tax gain. Additionally, the VALARIS 5004 was sold in April 2020 resulting in an insignificant pre-tax loss. During the second quarter of 2020, we began marketing VALARIS 8500, VALARIS 8501, VALARIS 8502, VALARIS DS-3, VALARIS DS-5 and VALARIS DS-6 and classified these rigs as held-for-sale, resulting in an impairment of approximately $14.6 million as the net book value exceeded the fair value less costs to sell. During the third quarter of 2020, we sold VALARIS 8500, VALARIS 8501 and VALARIS 8502 for a total pre-tax gain of $7.7 million, we sold the VALARIS DS-3, VALARIS DS-5 and VALARIS DS-6 for an insignificant pre-tax loss and we classified VALARIS 8504 as held-for-sale. The net book value of VALARIS 8504 did not exceed the fair value less costs to sell, therefore, we did not recognize an impairment upon classifying this rig as held-for-sale.

Our backlog for our floater segment was $222.6 million and $856.6 million as of September 30, 2020 and December 31, 2019, respectively. The decrease in our backlog was due to customer contract cancellations, customer concessions and revenues realized, partially offset by the addition of backlog from new contract awards and contract extensions.

There are approximately 26 newbuild drillships and semisubmersible rigs reported to be under construction, of which three are scheduled to be delivered before the end of 2020. Most newbuild floaters are uncontracted. Several newbuild deliveries have been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.

Drilling contractors have retired approximately 154 floaters since the beginning of 2014. Approximately 17 floaters older than 30 years of age are currently idle, approximately 10 additional floaters older than 30 years have contracts that will expire by end of 2020 without follow-on work. Additional rigs are expected to become idle as a result of recent market events. Operating costs associated with keeping these rigs idle as well as expenditures required to re-certify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs. Improvements in demand and/or reductions in supply will be necessary before meaningful increases in utilization and day rates are realized.

Jackups

During 2020, demand for jackups has declined in light of increased market uncertainty. We have received notices of termination, requests for concessions, cancellation and/or deferral of drilling programs by operators, and we may receive additional requests for concessions, termination and/or deferral notices during the pendency of the current market environment.
During the third quarter of 2020, the VALARIS JU-76 and VALARIS JU-54 were put on a reduced standby rate until December 2020. Following the reduced standby rate period, the rigs will be operating at an agreed upon reduced day rate until the end of 2021. During the third quarter, we also negotiated reduced rates for the VALARIS 108, VALARIS 140 and VALARIS 141, the reduced rates are effective beginning the second quarter of 2020 through November 2021, June 2021 and August 2021, respectively. Additionally, we executed a one year contract extension for VALARIS 110 and executed a short-term contract for VALARIS 115 that is expected to commence in February 2021. In October 2020, we executed an eight-well contract extension for VALARIS JU-292.
During the second quarter of 2020, the VALARIS JU-84 contract was terminated and we negotiated a day rate reduction for VALARIS JU-290 to operate at a standby rate from September 2020 to March 2021.
During the first quarter of 2020, the VALARIS JU-109 contract was terminated. In April 2020, there were various negotiated customer contract concessions, including day rate reductions. VALARIS JU-120 operated at a reduced day rate from late-April 2020 to September 2020. VALARIS JU-92 was previously expected to operate on a reduced day rate from mid-May 2020 to late-September 2020, but has continued to operate at full day rate and VALARIS JU-72 operated on a reduced day rate from April 2020 to August 2020. Additionally, VALARIS JU-249 ended its contract in April 2020 and VALARIS JU-100 ended its contract in late-April 2020, in both cases, earlier than expected.
During the second quarter of 2020, we executed short-term contracts for VALARIS JU-102 and VALARIS JU-87 that commenced in June 2020 and May 2020, respectively. We were also awarded a two-well extension for VALARIS JU-291 with an expected duration of approximately 180 days from January 2021 to June 2021. We executed a four year contract for VALARIS JU-104 expected to commence in September 2020, which was subsequently terminated during the third quarter of 2020, and we extended the VALARIS JU-67 contract 210 days from May 2020 to December 2020.

    During the first quarter of 2020, we executed a three-well contract for VALARIS JU-118 that commenced in mid-March 2020 with an estimated duration of 425 days. Additionally, we executed a two-well contract for

VALARIS JU-144 that commenced in May 2020 with an estimated duration of 300 days. The previously disclosed contract for the VALARIS JU-144 that was expected to commence in September 2020 was transferred to the VALARIS JU-102 and was subsequently delayed to September 2021 during the third quarter of 2020, with VALARIS JU-102 being put on a standby rate until the new commencement date. VALARIS JU-87 was awarded a one-well contract that commenced in March 2020 with an estimated duration of 30 days and an extension to May 2020 for another well with an estimated duration of 30 days.

The VALARIS JU-68 was sold in January 2020, resulting in an insignificant pre-tax gain. Additionally, VALARIS JU-70 and VALARIS JU-71 were sold in June 2020 resulting in insignificant pre-tax losses. During the second quarter of 2020, we classified VALARIS 105 as held-for-sale, resulting in an impairment of approximately $0.4 million as the net book value exceeded the fair value less cost to sell. During the third quarter of 2020, we sold VALARIS JU-87 and VALARIS JU-105 for an insignificant pre-tax gain and we classified VALARIS 84 and VALARIS 88 as held-for-sale. The net book values of VALARIS 84 and VALARIS 88 did not exceed the fair values less costs to sell, therefore, we did not recognize an impairment upon classifying these rigs as held-for-sale. These rigs were subsequently sold in October 2020.

Our backlog for our jackup segment was $841.5 million and $1,281.2 million as of September 30, 2020 and December 31, 2019, respectively. The decrease in our backlog was due to customer contract cancellations, customer concessions and revenues realized, partially offset by the addition of backlog from new contract awards and contract extensions.

There are approximately 41 newbuild jackup rigs reported to be under construction, of which 5 are scheduled to be delivered before the end of 2020. Most newbuild jackups are uncontracted. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that scheduled jackup deliveries will continue to be delayed until more rigs are contracted.

Drilling contractors have retired approximately 114 jackups since the beginning of the downturn. Approximately 91 jackups older than 30 years are idle and 32 jackups that are 30 years or older have contracts expiring by the end of 2020 without follow-on work. Expenditures required to re-certify these aging rigs may prove cost prohibitive and drilling contractors may instead elect to scrap or cold-stack these rigs. We expect jackup scrapping and cold-stacking to continue for the remainder of 2020. Improvements in demand and/or reductions in supply will be necessary before meaningful increases in utilization and day rates are realized.

Divestitures

    Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns.  In the fourth quarter of 2019, we began marketing the VALARIS 6002, VALARIS JU-68 and VALARIS JU-70, and classified the rigs as held-for-sale on our December 31, 2019 condensed consolidated balance sheet. We began marketing VALARIS 84, VALARIS 88 and VALARIS 8504 in the third quarter of 2020 and classified the rigs as held-for-sale on our September 30, 2020 condensed consolidated balance sheet. These rigs, with the exception of VALARIS 8504, were subsequently sold in October 2020.

We sold the following rigs during the nine months ended September 30, 2020 :

Rig	Date of Sale	Segment

VALARIS JU-68	January 2020	Jackups
VALARIS 6002	January 2020	Floaters
VALARIS 5004	April 2020	Floaters
VALARIS JU-71	June 2020	Jackups
VALARIS JU-70	June 2020	Jackups
VALARIS 8500	July 2020	Floaters
VALARIS 8501	July 2020	Floaters
VALARIS 8502	July 2020	Floaters
VALARIS DS-3	July 2020	Floaters
VALARIS DS-5	July 2020	Floaters
VALARIS DS-6	August 2020	Floaters
VALARIS JU-87	August 2020	Jackups
VALARIS JU-105	September 2020	Jackups

We continue to focus on our fleet management strategy in light of the composition of our rig fleet. While taking into account certain restrictions on the sales of assets under our DIP Credit Agreement, as part of our strategy, we may act opportunistically from time to time to monetize assets to enhance stakeholder value and improve our liquidity profile, in addition to reducing holding costs by selling or disposing of older, lower-specification or non-core rigs.

RESULTS OF OPERATIONS

    The following table summarizes our condensed consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019(1)
Revenues	$285.3	$551.3	$1,130.7	$1,541.1
Operating expenses
Contract drilling (exclusive of depreciation)	307.2	496.5	1,153.9	1,329.4
Loss on impairment	—	88.2	3,646.2	90.7
Depreciation	122.4	163.0	418.4	445.9
General and administrative	72.1	36.1	188.1	146.9
Total operating expenses	501.7	783.8	5,406.6	2,012.9
Other operating income	118.1	—	118.1	—
Equity in earnings of ARO	3.9	(3.7)	(7.6)	(3.1)
Operating loss	(94.4)	(236.2)	(4,165.4)	(474.9)
Other income (expense), net	(555.7)	40.2	(769.0)	562.3
Provision (benefit) for income taxes	21.9	1.5	(145.9)	65.6
Net income (loss)	(672.0)	(197.5)	(4,788.5)	21.8
Net (income) loss attributable to noncontrolling interests	1.1	.4	3.9	(3.8)
Net income (loss) attributable to Valaris	$(670.9)	$(197.1)	$(4,784.6)	$18.0

(1) The nine months ended September 30, 2019 include results of the Rowan transaction from April 11, 2019 through September 30, 2019.

Overview

Revenues decreased $266.0 million, or 48%, for the three months ended September 30, 2020, as compared to the prior year quarter primarily due to $85.2 million from fewer days under contract across our fleet, $76.2 million from the sale of VALARIS 5006, VALARIS 6002, VALARIS 5004, VALARIS JU-68 and VALARIS JU-96, which operated in the prior year quarter, $62.2 million due to the termination of the VALARIS DS-8 contract, and $21.9 million due to lower revenues earned under the Secondment Agreement and Transition Services Agreement with ARO.

Revenues decreased $410.4 million, or 27%, for the nine months ended September 30, 2020, as compared to the prior year period primarily due to $237.4 million from the sale of VALARIS 5006, VALARIS 6002, VALARIS 5004, VALARIS JU-68 and VALARIS JU-96, which operated in the prior comparative period, $187.4 million as a result of fewer days under contract across our fleet and $133.9 million due to the termination of the VALARIS DS-8 contract. The decline in revenue was partially offset by $113.6 million of revenue earned by rigs added from the Rowan Transaction, and $46.3 million of contract termination fees received for certain rigs.

Contract drilling expense decreased $189.3 million, or 38%, for the three months ended September 30, 2020, as compared to the prior year quarter, primarily due to $63.6 million of lower cost on idle rigs, $39.4 million from the sale of VALARIS 5006, VALARIS 6002, VALARIS 5004,VALARIS JU-68 and VALARIS JU-96, which operated in the prior year quarter, and $17.1 million due to lower costs incurred for services provided to ARO under the Secondment Agreement.

Contract drilling expense decreased $175.5 million, or 13%, for the nine months ended September 30, 2020, as compared to the prior year period, primarily due to $120.6 million due to lower cost on idle rigs and $99.8 million from the sale of VALARIS 5006, VALARIS 6002, VALARIS 5004, VALARIS JU-68 and VALARIS JU-96, which operated in the prior-year period. This decrease was partially offset by $140.1 million of contract drilling expenses incurred on rigs added from the Rowan Transaction.

During the first and second quarters of 2020, we recorded non-cash losses on impairment totaling $3.6 billion, with respect to assets in our fleet, primarily due to the adverse change in the current and anticipated market for these assets. See "Note 4 - Rowan Transaction" and "Note 7 - Property and Equipment" for additional information.

Depreciation expense decreased $40.6 million, or 25% for the three months ended September 30, 2020, as compared to the prior year quarter, primarily due to lower depreciation expense on certain non-core assets which were impaired during the first and second quarters of 2020.

Depreciation expense decreased $27.5 million, or 6%, for the nine months ended September 30, 2020, as compared to the prior year period, primarily due to lower depreciation expense on certain assets which were impaired during the first and second quarters of 2020. This decrease was partially offset by depreciation expense recorded for rigs added in the Rowan Transaction as well as for the VALARIS JU-123 which commenced operations in August 2019.
General and administrative expenses increased by $36.0 million or 100%, and $41.2 million or 28%, for three and nine months ended September 30, 2020, respectively, as compared to the prior year comparative period, primarily due to restructuring costs and the backstop commitment fee. This increase was partially offset by merger related costs incurred in the respective prior year comparative periods.

Other operating income of $118.1 million recognized during the third quarter of 2020 was due to loss of hire insurance recoveries collected for the VALARIS DS-8 non-drilling incident.

Other expense, net, increased $595.9 million for the three months ended September 30, 2020 as compared to the prior year period, primarily due to reorganization costs incurred in the third quarter of 2020 directly related to the Chapter 11 Cases. Additionally, the prior year quarter included $194.1 million of pre-tax gain on debt extinguishment related to the repurchase of senior notes in connection with the July 2019 tender offers, partially offset by a reduction to the estimated gain on bargain purchase of $53.0 million. These increases were partially offset by a reduction in interest expense as we discontinued accruing interest after the Petition Date.

Other expense, net, increased by $1,331.3 million, for the nine months ended September 30, 2020 as compared to the respective prior year comparative period, primarily due to the prior period $659.8 million gain on bargain purchase recognized in connection with the Rowan Transaction and $194.1 million of pre-tax gain on debt extinguishment related to the repurchase of senior notes in connection with July 2019 tender offers. Additionally, the current year period includes $497.5 million of reorganization costs incurred in the third quarter of 2020 directly related to the Chapter 11 Cases.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our and ARO's offshore drilling rigs as of September 30, 2020 and 2019:

	2020	2019
Floaters(1)	16	25
Jackups(2)	36	43
Other(3)	9	9
Under construction	2	2
Held-for-sale(1)(2)(4)	3	2
Total Valaris	66	81
ARO(5)	7	7

(1)During the first and second quarter of 2020, we sold VALARIS 6002 and VALARIS 5004, respectively. During the third quarter of 2020, we sold VALARIS 8500, VALARIS 8501, VALARIS 8502, VALARIS DS-3, VALARIS DS-5 and VALARIS DS-6. During the third quarter of 2020, VALARIS 8504 was classified as held-for-sale.
(2)During the fourth quarter of 2019, we sold VALARIS JU-96. During the second quarter of 2020, we sold VALARIS JU-70 and VALARIS JU-71. In the third quarter of 2020, we sold VALARIS JU-87 and VALARIS JU-105 and classified VALARIS JU-84 and VALARIS JU-88 as held-for-sale.
(3) This represents the nine rigs leased to ARO.
(4)During the fourth quarter of 2019, we sold VALARIS 5006. During the first quarter of 2020, we sold VALARIS JU-68.
(5)This represents the seven rigs owned by ARO.

The following table summarizes our and ARO's rig utilization and average day rates by reportable segment for the three and nine months ended September 30, 2020 and 2019. Rig utilization and average day rates for the nine months ended September 30, 2019 period include results of rigs added in the Rowan Transaction or ARO from the date the Rowan Transaction closed in April 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rig Utilization(1)
Floaters	18%	48%	30%	48%
Jackups	52%	65%	55%	67%
Other (2)	97%	100%	99%	100%
Total Valaris	50%	64%	54%	64%
ARO	97%	89%	95%	93%
Average Day Rates(3)
Floaters	$148,968	$215,157	$171,681	$223,041
Jackups	88,554	77,888	84,326	76,418
Other (2)	37,017	47,553	38,903	52,271
Total Valaris	$78,050	$106,157	$86,318	$110,765
ARO	$102,914	$109,862	$105,275	$111,717

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
The full operating results included below for ARO (representing only results of ARO from the Transaction Date) are not included within our consolidated results and thus deducted under "Reconciling Items" and replaced with our equity in earnings of ARO. See "Note 5 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.
    Segment information for the three and nine months ended September 30, 2020 and 2019 is presented below (in millions):

Three Months Ended September 30, 2020

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$57.1	$186.8	$145.6	$41.4	$(145.6)	$285.3
Operating expenses
Contract drilling (exclusive of depreciation)	128.5	160.2	99.0	18.5	(99.0)	307.2
Loss on impairment	—	—	—	—	—	—
Depreciation	55.8	52.9	14.8	11.3	(12.4)	122.4
General and administrative	—	—	5.8	—	66.3	72.1
Other operating income	118.1	—	—	—	—	118.1
Equity in earnings of ARO	—	—	—	—	3.9	3.9
Operating income (loss)	$(9.1)	$(26.3)	$26.0	$11.6	$(96.6)	$(94.4)

Three Months Ended September 30, 2019

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$269.8	$217.8	$138.4	$63.7	$(138.4)	$551.3
Operating expenses
Contract drilling (exclusive of depreciation)	250.3	213.5	92.7	32.7	(92.7)	496.5
Loss on impairment	88.2	—	—	—	—	88.2
Depreciation	92.7	55.9	14.6	8.5	(8.7)	163
General and administrative	—	—	8.8	—	27.3	36.1
Equity in earnings of ARO	—	—	—	—	(3.7)	(3.7)
Operating income (loss)	$(161.4)	$(51.6)	$22.3	$22.5	$(68.0)	$(236.2)

Nine Months Ended September 30, 2020

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$400.3	$585.9	$431.9	$144.5	$(431.9)	$1,130.7
Operating expenses
Contract drilling (exclusive of depreciation)	513.2	569.0	319.8	71.7	(319.8)	1,153.9
Loss on impairment	3,386.2	254.3	—	5.7	—	3,646.2
Depreciation	207.2	164.2	41.1	33.6	(27.7)	418.4
General and administrative	—	—	21.2	—	166.9	188.1
Other operating income	118.1	—	—	—	—	118.1
Equity in earnings of ARO	—	—	—	—	(7.6)	(7.6)
Operating income (loss)	$(3,588.2)	$(401.6)	$49.8	$33.5	$(258.9)	$(4,165.4)

Nine Months Ended September 30, 2019

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$798.1	$604.0	$262.2	$139.0	$(262.2)	$1,541.1
Operating expenses
Contract drilling (exclusive of depreciation)	681.3	561.1	171.7	87.0	(171.7)	1,329.4
Loss on impairment	88.2	—	—	—	2.5	90.7
Depreciation	271.4	146.0	26.9	15.3	(13.7)	445.9
General and administrative	—	—	13.9	—	133.0	146.9
Equity in earnings of ARO	—	—	—	—	(3.1)	(3.1)
Operating income (loss)	$(242.8)	$(103.1)	$49.7	$36.7	$(215.4)	$(474.9)

Floaters

Floater revenue declined $212.7 million, or 79%, for the three months ended September 30, 2020, as compared to the prior year quarter due to $69.3 million from the sale of VALARIS 5006, VALARIS 6002 and VALARIS 5004, which operated in the prior year quarter, $63.5 million as a result of fewer days under contract across the floater fleet and $62.2 million due to the termination of the VALARIS DS-8 contract.

Floater revenue declined $397.8 million, or 50%, for the nine months ended September 30, 2020, as compared to the prior year period due to $206.6 million from the sale of VALARIS 5006, VALARIS 6002 and VALARIS 5004, which operated in the prior year comparative period, $133.9 million due to the termination of the VALARIS DS-8 contract, and $121.0 million as a result of fewer days under contract across the floater fleet. This decline was partially offset by $46.3 million of contract termination fees received for certain rigs and $40.1 million earned by rigs added in the Rowan Transaction.

Floater contract drilling expense declined $121.8 million, or 49%, for the three months ended September 30, 2020, as compared to the prior year quarter, primarily due to $44.9 million lower cost on idle rigs, $29.0 million due to the sale of VALARIS 5006, VALARIS 6002 and VALARIS 5004, which operated in the prior year quarter, and reduced costs resulting from spend control efforts.

Floater contract drilling expense declined $168.1 million, or 25%, for the nine months ended September 30, 2020, as compared to the prior year period, primarily due to $90.8 million lower cost on idle rigs, $70.4 million from the sale of VALARIS 5006, VALARIS 6002 and VALARIS 5004, which operated in the prior year comparative period, and reduced costs resulting from spend control efforts. This decrease was partially offset by $53.8 million of contract drilling expense incurred by rigs added in the Rowan Transaction.

During the first and second quarters of 2020, we recorded a non-cash loss on impairment of $3.4 billion, with respect to assets in our Floater segment due to the adverse change in the current and anticipated market for these assets. See "Note 7 - Property and Equipment" for additional information.

Floater depreciation expense declined for the three months ended September 30, 2020, as compared to the respective prior year quarter, primarily due to lower depreciation on certain non-core assets which were impaired during the first and second quarters of 2020.

Floater depreciation expense declined for the nine months ended September 30, 2020, as compared to the respective prior year period, primarily due to lower depreciation on certain non-core assets which were impaired during the first and second quarters of 2020.

Other operating income of $118.1 million recognized during the third quarter of 2020 was due to loss of hire insurance recoveries collected for the VALARIS DS-8 non-drilling incident.

Jackups

Jackup revenues declined $31.0 million, or 14%, for the three months ended September 30, 2020, as compared to the prior year quarter, primarily due to $21.7 million as a result of fewer days under contract across the jackup fleet and $6.9 million due to the sale of VALARIS JU-96 and VALARIS JU-68 which operated in the prior year quarter.

Jackup revenues declined $18.1 million, or 3%, for the nine months ended September 30, 2020, as compared to the prior year period due to $66.4 million as a result of fewer days under contract across the jackup fleet and $30.8 million due to the sale of VALARIS JU-96 and VALARIS JU-68, which operated in the prior year period. This decrease was partially offset by $73.5 million of revenue earned by rigs added in the Rowan Transaction.

Jackup contract drilling expense declined $53.3 million, or 25%, for the three months ended September 30, 2020, as compared to the prior year quarter, primarily due to $18.7 million of lower cost on idle rigs and $10.4 million due to the sale of VALARIS JU-96 and VALARIS JU-68, which operated in the prior year quarter, and reduced costs resulting from spend control efforts.

Jackup contract drilling expense increased $7.9 million, or 1%, for the nine months ended September 30, 2020, as compared to the prior year period, primarily due to $86.3 million of contract drilling expense incurred by rigs added in the Rowan Transaction. This increase was partially offset by $29.8 million due to lower cost on idle rigs, $29.4 million due to the sale of VALARIS JU-96 and VALARIS JU-68, which operated in the prior year period, and reduced costs resulting from spend control efforts.
During the first and second quarters of 2020, we recorded a non-cash loss on impairment of $254.3 million with respect to assets in our Jackup segment primarily due to the adverse change in the current and anticipated market for these assets. See "Note 7 - Property and Equipment" for additional information.

Jackup depreciation expense declined $3.0 million, or 5%, for the three months ended September 30, 2020 as compared to the prior year quarter, primarily due to lower depreciation on certain non-core assets which were impaired during the first and second quarters of 2020. This decrease was partially offset by depreciation on the VALARIS JU-123 which commenced operations in August 2019.

Jackup depreciation expense increased $18.2 million, or 12%, for the nine months ended September 30, 2020 as compared to the prior year period, primarily due to the addition of rigs in the Rowan Transaction as well as the commencement of the VALARIS JU-123 in August 2019. This increase was partially offset by lower depreciation on certain non-core assets which were impaired during the first and second quarters of 2020.

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

The operating revenues of ARO reflect revenues earned under drilling contracts with Saudi Aramco for the seven ARO-owned jackup rigs and the nine rigs leased from us that operated during the three months and nine months ended September 30, 2020.

Contract drilling expenses for the three months and nine months ended September 30, 2020, are inclusive of the bareboat charter fees for the rigs leased from us. Cost incurred under the Secondment Agreement are included in contract drilling expense and general and administrative, depending on the function to which the seconded employees' services related. General and administrative expenses for the three months and nine months ended September 30, 2020, include costs incurred under the Transition Services Agreement and other administrative costs.

See "Note 5 - Equity Method Investment in ARO" for additional information on ARO.

Other

Other revenues declined $22.3 million for the three months ended September 30, 2020, as compared to the prior year quarter, primarily due to $21.9 million of lower revenues earned under the Secondment Agreement and Transition Services Agreement.

Other revenues increased $5.5 million for the nine months ended September 30, 2020, as compared to the prior year period, primarily due to the additional revenue earned from our rigs leased to ARO as the prior year included ARO from the date of the Rowan transaction. This is partially offset by a decrease in revenue earned from ARO under the Secondment Agreement and Transition Services Agreement.

Other contract drilling expenses declined $14.2 million and $15.3 million for the three and nine months ended September 30, 2020, as compared to the respective prior year period, primarily due to lower costs incurred for services provided to ARO under the Secondment Agreement.

During the second quarter of 2020, we recorded a non-cash loss on impairment of $5.7 million, with respect to a certain contract intangible due to current market conditions. See "Note 4 - Rowan Transaction" for additional information.

Other Income (Expense)

The following table summarizes other income (expense) for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$4.7	$6.7	$15.2	$22.1
Interest expense, net:
Interest expense	(59.9)	(119.4)	(290.6)	(333.0)
Capitalized interest	.1	5.5	1.4	19.8
	(59.8)	(113.9)	(289.2)	(313.2)
Reorganization items, net	(497.5)	—	(497.5)	—
Other, net	(3.1)	147.4	2.5	853.4
	$(555.7)	$40.2	$(769.0)	$562.3

Interest income for the three and nine months ended September 30, 2020 decreased as compared to the respective prior year period primarily due lower interest on the Long-term notes receivable from ARO as well as fewer investments in time deposits in the current year as compared to the prior year comparable period.

Interest expense decreased $54.1 million and $24.0 million for the three and nine months ended September 30, 2020, respectively, as compared to the prior year periods, primarily due to $45.9 million decrease in interest expense as we discontinued accruing interest subsequent to the Chapter 11 filing. This decrease was partially offset by lower interest capitalization for the three and nine months ended September 30, 2020, respectively, as compared to the prior year periods.

Reorganization items, net of $497.5 million recognized during the third quarter of 2020 was related to other net losses and expenses directly related to Chapter 11 cases, primarily consisting of the write off of unamortized debt discounts, premiums and issuance costs of $447.9 million, financing costs of $23.8 million and professional fees of $25.8 million.

    Other, net, for the three months ended September 30, 2019 included $194.1 million of pre-tax gain on debt extinguishment related to the repurchase of senior notes in connection with the July 2019 tender offers, partially offset by a reduction to the estimated gain on bargain purchase of $53.0 million.

Other, net, for the nine months ended September 30, 2019 included $659.8 million of gain on bargain purchase recognized in connection with the Rowan Transaction and $194.1 million of pre-tax gain on debt extinguishment related to the repurchase of senior notes in connection with July 2019 tender offers.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange losses of $7.5 million and $4.9 million, were included in other, net, for the three and nine months ended September 30, 2020, respectively. During the three months ended September 30, 2020, the net foreign currency exchange losses were primarily attributable to the Euro and the net foreign currency exchange losses during the nine months ended September 30, 2020, were primarily attributable to the Euro, Australian Dollar and Angolan Kwanza.

Net foreign currency exchange gains of $4.9 million and $1.8 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three and nine months ended September 30, 2019, respectively. These gains were primarily attributable to the Brazilian Real, Angolan Kwanza, Euro and Venezuelan Bolivar.

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

Discrete income tax expense for the three months ended September 30, 2020 was $13.8 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, rig sales and reorganization items. Discrete income tax benefit for the three months ended September 30, 2019 was $18.4 million and was primarily attributable to restructuring transactions, the impairment of a drilling rig, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and other resolutions of prior year tax matters, partially offset by discrete tax expense resulting from gains on the repurchase of debt. Excluding the aforementioned discrete tax items, income tax expense for the three months ended September 30, 2020 and 2019 was $8.1 million and $19.9 million, respectively.

Discrete income tax benefit for the nine months ended September 30, 2020 was $197.9 million and was primarily attributable to a restructuring transaction, rig impairments, implementation of the U.S. Cares Act, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, rig sales, reorganization items and the resolution of other prior period tax matters. Discrete income tax benefit for the nine months ended September 30, 2019 was $19.0 million and was primarily attributable to restructuring transactions, the impairment of a drilling rig, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and other resolutions of prior year tax matters, partially offset by discrete tax expense resulting from gains on the repurchase of debt. Excluding the aforementioned discrete tax items, income tax expense for the nine months ended September 30, 2020 and 2019 was $52.0 million and $84.6 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Chapter 11 Cases and Effect of Automatic Stay

On August 19, 2020, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and subsequently obtained joint administration of the Chapter 11 Cases under the caption In re Valaris plc, et al., Case No. 20-34114 (MI). Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

On August 18, 2020, the Debtors entered into the RSA with the Consenting Noteholders which contemplates that the Company will implement the restructuring through the Chapter 11 Cases pursuant to a plan of reorganization and the various related transactions set forth in or contemplated by the RSA and the Restructuring Term Sheet. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the Chapter 11 Cases and RSA.

The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As part of the Chapter 11 Cases, the Debtors were granted “first-day” relief which enabled the Company to continue operating without interruption or disruption to its relationships with its customers and vendors or its high-quality service delivery. In particular, employee pay and benefits are expected to continue without interruption.

In addition, we have obtained a DIP Facility to fund operations during the bankruptcy proceedings. However, for the duration of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court and our creditors. The significant risks and uncertainties related to our liquidity and Chapter 11 Cases described above raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will confirm and consummate a plan of reorganization as contemplated by the RSA or complete another plan of reorganization with respect to the Chapter 11 Cases. As a result, we have concluded that management’s plans do not alleviate substantial doubt about our ability to continue as a going concern.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	September 30, 2020	December 31, 2019

Cash and cash equivalents	$180.4	$97.2
Available DIP Facility capacity	500.0	—
Available revolving credit facility borrowing capacity	—	1,622.2
Total liquidity	$680.4	$1,719.4
Working capital	$676.8	$233.7
Current ratio(1)	2.7	1.3

(1)     As a result of our Chapter 11 filing, we reclassified $7.3 billion representing the principal balance on our unsecured senior notes, the amount of outstanding borrowings on our revolving credit facility, the accrued interest on our unsecured senior notes and revolving credit facility, and rig holding costs for DS-13 and DS-14 to “Liabilities Subject to Compromise” as of September 30, 2020. The current ratio calculated above does not reflect our debt and related interest that would otherwise be current but is stayed under our Chapter 11 Cases, nor does it include rig holding costs for DS-13 and DS-14.

Cash and Debt

As discussed in "Note 2 - Chapter 11 Proceedings and Ability to Continue as a Going Concern" and above in "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations", we have filed the Chapter 11 Cases to effect a comprehensive restructuring of our indebtedness.

The Commencement of the Chapter 11 Cases on August 19, 2020, constituted an event of default under our Senior Notes and revolving credit facility. Any efforts to enforce payment obligations under the Senior Notes, including any rights to require the repurchase by the Company of the 2024 Convertible Notes upon the NYSE delisting of the Class A ordinary shares, and revolving credit facility are automatically stayed as a result of the filing of the Chapter 11 Cases. The $6.5 billion aggregate principal amount of Senior Notes outstanding as well as $581.0 million outstanding borrowings under our revolving credit facility as of the Petition Date are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheet as of September 30, 2020.

On September 25, 2020, we entered into the $500.0 million DIP facility to provide liquidity during the pendency of the Chapter 11 Cases and expect exit financing in the form of a fully backstopped rights offering to noteholders for $500 million of new secured notes. We expect the DIP Facility will provide sufficient liquidity for us during the pendency of the Chapter 11 Cases. Additionally, we expect the exit financing to include the backstopped New Secured Notes and that these notes will provide the necessary liquidity to support ongoing operations and working capital needs.

The maturity date of the DIP Credit Agreement is the earliest of (1) August 17, 2021, (2) acceleration of the loans under the DIP Facility and termination of the Lenders commitments under the DIP Facility, (3) the substantial consummation of any plan filed in the Chapter 11 Cases that is confirmed pursuant to an order entered by the Bankruptcy Court and (4) the consummation of a sale of all or substantially all of the assets of the Lead Borrower and the other Debtors under section 363 of the Bankruptcy Code. Loans under the DIP Credit Agreement accrue interest at a rate of 8.00% per annum, if paid in kind, and at a rate of 7.00% per annum, if paid in cash.

The DIP Credit Agreement contains a requirement that the Lead Borrower and any other borrowers provide every four weeks, a rolling 13 week budget to be approved by the required Lenders (the “Approved Budget”). The Lead Borrower and any other borrower that becomes party to the DIP Credit Agreement may not vary from the Approved Budget by more than 15% of the forecasted amounts in any forecast period. The Approved Budget is, subject to certain exceptions and is tested at certain times in accordance with the DIP Credit Agreement in order to measure variances between the actual total cash disbursements (excluding professional fees and certain other items consistent with the initial Approved Budget) and the disbursements budgeted for the applicable period.

The DIP Credit Agreement contains events of default customary to debtor-in-possession financings, including events related to the Chapter 11 Cases, the occurrence of which could result in the acceleration of the Debtors’ obligation to repay the outstanding indebtedness under the DIP Credit Agreement. The Debtors’ obligations under the DIP Credit Agreement are secured by a security interest in, and lien on, substantially all present and after acquired property (subject to certain exceptions) of the Debtors and are guaranteed by certain of the Company’s subsidiaries, including other Debtors.

The DIP Credit Agreement also contains customary covenants that limit the ability of the Company and its subsidiaries to, among other things, (1) incur additional indebtedness and permit liens to exist on their assets, (2) pay dividends or make certain other restricted payments, (3) sell assets and (4) make certain investments. These covenants are subject to exceptions and qualifications as set forth in the DIP Credit Agreement.

During the nine months ended September 30, 2020, our primary source of cash was $581.0 million in net borrowings under our revolving credit facility. While the revolving credit facility has not been terminated, no further borrowings are permitted. Our primary uses of cash for the same period were $396.4 million used in operating activities and $82.9 million for the construction, enhancement and other improvements of our drilling rigs.

During the nine months ended September 30, 2019, our primary source of cash was cash acquired in the Rowan Transaction of $931.9 million, $329.0 million from net maturities of short-term investments and $140.6 million of net borrowings under our credit facility. Our primary uses of cash for the same period were $928.1 million for the repayment of senior notes in connection with the maturity of $201.4 million principal amount of senior notes in August 2019 and our July tender offers, $174.2 million for the construction, enhancement and other improvements of our drilling rigs and $427.5 million for operating activities.

Cash Flow and Capital Expenditures

Our cash flow from operating activities and capital expenditures for the nine months ended September 30, 2020 and 2019 were as follows (in millions):

	2020	2019
Net cash used in operating activities	$(396.4)	$(427.5)
Capital expenditures
New rig construction	$2.8	$46.0
Rig enhancements	41.2	84.4
Minor upgrades and improvements	38.9	43.8
	$82.9	$174.2

Cash flows used in operating activities declined $31.1 million as compared to the prior year period primarily due to lower interest costs, partially offset by declining margins. As our remaining above-market contracts expire and we renegotiate contracts with customers, we expect our operating cash flows will remain negative in the near term.

Based on our current projections, we expect capital expenditures for the remainder of 2020 to approximate $22 million for rig enhancement projects and minor upgrades and improvements. Approximately $12 million of our projected capital expenditures are reimbursable by our customers. Depending on market conditions and opportunities, we may reduce our planned expenditures or make additional capital expenditures to upgrade rigs for customer requirements.

We have two ultra-deepwater drillships under construction, VALARIS DS-13 and VALARIS DS-14, which are scheduled for delivery in September 2021 and June 2022, respectively. The terms of the RSA contemplate the rejection of the construction and delivery contracts for these rigs unless otherwise agreed between us and the shipyard with the consent of the Consenting Noteholders. If rejected, it is contemplated that we would have to pay an amount equal to the liquidation recovery, which is the amount the contract counterparty would be entitled to receive or retain if the applicable Company entity was liquidated under chapter 7 of the Bankruptcy Code.
The following table summarizes the timing of our remaining contractual commitments for our rigs under construction as of September 30, 2020 (in millions):

	2020	2021	2022	Thereafter	Total(1)
VALARIS DS-13(2)	$—	$83.9	$—	$—	$83.9
VALARIS DS-14(2)	—	—	165.0	—	165.0
	$—	$83.9	$165.0	$—	$248.9

(1)Total commitments are based on fixed-price shipyard construction contracts, exclusive of our internal costs associated with project management, commissioning and systems integration testing. Total commitments also exclude holding costs and interest.
(2)The current contractual delivery dates for the VALARIS DS-13 and VALARIS DS-14 are September 30, 2021 and June 30, 2022, respectively. We can elect to request earlier delivery in certain circumstances. The interest rate on the final milestone payments are 7% per annum from October 1, 2019, for the VALARIS DS-13, and from July 1, 2020, for the VALARIS DS-14, until the actual delivery dates. The final milestone payments and applicable interest are due at the delivery dates (or, if accelerated, the actual delivery dates) and are estimated to be approximately $313.3 million in aggregate for both rigs, inclusive of interest, assuming we take delivery on the delivery dates. In lieu of making the final milestone payments, we have the option to take delivery of the rigs and issue a promissory note for each rig to the shipyard owner for the amount due. The promissory notes bear interest at a rate of 9% per annum with a maturity date of December 31, 2022 and would be secured by a mortgage on each respective rig. The remaining milestone payments for VALARIS DS-13 and VALARIS DS-14 are included in the table above in the period in which they are contractually owed, assuming the promissory notes are not executed. Should we elect to execute the promissory notes, payment would be deferred until December 2022. If we issue the promissory note to the shipyard owner, we would also be required to provide a guarantee from Valaris plc.

Financing and Capital Resources

Debt to Capital

Our total debt, total capital and total debt to total capital ratio as of December 31, 2019, was $6.5 billion, $15.8 billion and 41.2%, respectively. Total debt consisted of the principal amount outstanding and total capital consisted of total debt and Valaris shareholders' equity.

During the nine months ended September 30, 2020, our total debt principal increased by $568.2 million primarily as a result of borrowings on our revolving credit facility and total capital declined by $4.2 billion due to operating losses, inclusive of impairment of assets.

As of September 30, 2020, there were no borrowings outstanding under the DIP Credit Agreement. The DIP Credit Agreement does not provide for the issuance of letters of credit but permits incurrence of letters of credit in certain circumstances. Any proceeds of the loans under the DIP Credit Agreement may be used (i) to provide working capital to the borrowers and their subsidiaries and for other general corporate purposes in accordance with the rolling 13 week budget to be approved by the required Lenders every four weeks (subject to the Permitted Variance), (ii) to pay interest, fees, costs and expenses related to the DIP Facility, (iii) to pay fees, costs and expenses of the estate professionals retained for the Chapter 11 Cases as approved by the Bankruptcy Court and as provided for in the Approved Budget (subject to the Permitted Variance), (iv) make all permitted payments of costs of administration of the Chapter 11 Cases, (v) pay pre-petition expenses as are consistent with the Approved Budget (subject to the Permitted Variance) and approved by the Bankruptcy Court, (vi) to fund the reasonable activities, costs and fees in respect of any insolvency proceedings in the United Kingdom and (vii) make other payments permitted by the applicable Approved Budget. For the applicable Approved Budget period, the actual total cash disbursements may not exceed the sum of the aggregate amount forecasted in the Approved Budget by more than 15% of the forecasted amount.

During the three months ended September 30, 2020, we incurred $23.8 million of fees and expenses related to the establishment of the DIP Credit Agreement, which are in included in Reorganization items, net on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020.

As of September 30, 2020, we were in compliance with our covenants under the DIP Credit Agreement.

Open Market Repurchases

In early March 2020, we repurchased $12.8 million of our outstanding 4.70% Senior notes due 2021 on the open market for an aggregate purchase price of $9.7 million, excluding accrued interest, with cash on hand. As a result of the transaction, we recognized a pre-tax gain of $3.1 million net of discounts in other, net, in the consolidated statements of operations.

Senior Notes

On February 3, 2020, Rowan and Rowan Companies, Inc. ("RCI") transferred substantially all their assets on a consolidated basis to Valaris plc, Valaris plc became the obligor on the outstanding notes acquired in the

Rowan Transaction and Rowan and RCI were relieved of their obligations under the notes and the related indenture. See "Note 11 - Debt" for additional information.

The Commencement of the Chapter 11 Cases on August 19, 2020, constituted an event of default under our Senior Notes. Any efforts to enforce payment obligations under the Senior Notes are automatically stayed as a result of the filing of the Chapter 11 Cases. The $6.5 billion aggregate principal amount of Senior Notes outstanding as well as $201.9 million in associated accrued interest as of the Petition Date are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheet as of September 30, 2020. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the Chapter 11 Cases.

In December 2016, Ensco Jersey Finance Limited, a wholly-owned subsidiary of Valaris plc, issued $849.5 aggregate principal amount of 3.00% convertible senior notes due 2024 (the “2024 Convertible Notes”) in a private offering. The 2024 Convertible Notes are fully and unconditionally guaranteed, on a senior, unsecured basis, by Valaris plc and are exchangeable into cash, our Class A ordinary shares or a combination thereof, at our election.

The Commencement of the Chapter 11 Cases on August 19, 2020, constituted an event of default under the 2024 Convertible Notes. Any efforts to enforce payment obligations under the 2024 Convertible Notes, including any rights to require the repurchase by the Company of the 2024 Convertible Notes upon the NYSE delisting of the Class A ordinary shares, are automatically stayed as a result of the filing of the Chapter 11 Cases. The aggregate principal amount of 2024 Convertible Notes outstanding as well as associated accrued interest as of the Petition Date are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheet as of September 30, 2020. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the Chapter 11 Cases.

Revolving Credit Facility and DIP Facility

As of September 30, 2020, we had $581.0 million of borrowings outstanding under our revolving credit facility and $41.2 million of undrawn letters of credit. The principal and interest under our revolving credit facility became immediately due and payable upon filing of the Chapter 11 Cases, which constituted an event of default under the Credit Agreement. However, the ability of the lenders to exercise remedies was stayed upon commencement of the Chapter 11 Cases. While the revolving credit facility has not been terminated, no further borrowings are permitted. The outstanding borrowings as well as accrued interest as of the Petition Date are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheet as of September 30, 2020. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the Chapter 11 Cases.

We expect cash on hand and the DIP Facility will provide sufficient liquidity for us during the pendency of the Chapter 11 Cases based on current projections of cash flows. Should we experience material variations from our projected cash flows, this could result in us having insufficient liquidity from the DIP Facility and in turn could have a material adverse impact on our financial position, operating results or cash flows.

Investment in ARO and Notes Receivable from ARO

We consider our investment in ARO to be a significant component of our investment portfolio and an integral part of our long-term capital resources. We expect to receive cash from ARO in the future both from the maturity of our long-term notes receivable and from the distribution of earnings from ARO. The long-term notes receivable, which are governed by the laws of Saudi Arabia, earn interest at LIBOR plus two percent and mature during 2027 and 2028. In the event that ARO is unable to repay these notes when they become due, we would require the prior consent of our joint venture partner to enforce ARO’s payment obligations. The notes receivable may be reduced by future Company obligations to the joint venture.

The distribution of earnings to the joint-venture partners is at the discretion of the ARO Board of Managers, consisting of 50/50 membership of managers appointed by Saudi Aramco and managers appointed by us, with approval required by both shareholders. The timing and amount of any cash distributions to the joint-venture partners cannot be predicted with certainty and will be influenced by various factors, including the liquidity position and long-term capital requirements of ARO. ARO has not made a cash distribution of earnings to its partners since its formation. See "Note 5 - Equity Method Investment in ARO" for additional information on our investment in ARO and notes receivable from ARO.

The following table summarizes the maturity schedule of our notes receivable from ARO as of September 30, 2020 (in millions):

Maturity Date	Principal Amount
October 2027	$265.0
October 2028	177.7
Total	$442.7

Other Financing Arrangements

During 2018, our shareholders approved our current share repurchase program. Subject to certain provisions under English law, including the requirement of the Company to have sufficient distributable reserves, we may repurchase shares up to a maximum of $500.0 million in the aggregate from one or more financial intermediaries under the program, but in no case more than 16.3 million shares. The program terminates in May 2023. As of September 30, 2020, there had been no share repurchases under this program. Our DIP Credit Agreement prohibits us from repurchasing our shares, except in certain limited circumstances. Any share repurchases, outside of such limited circumstances, would require the amendment or waiver of such provision.

Other Commitments
We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of September 30, 2020, we were contingently liable for an aggregate amount of $123.1 million under outstanding letters of credit which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of September 30, 2020, we had insignificant collateral deposits with respect to these agreements.

In connection with our 50/50 joint venture with ARO, we have a potential obligation to fund ARO for newbuild jackup rigs. In the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. The Company's capital contributions to ARO pursuant to this requirement may require approval of the Bankruptcy Court during the Chapter 11 Cases. Each partner's commitment shall be reduced by the actual cost of each newbuild rig, on a proportionate basis. See "Note 5 - Equity Method Investment in ARO" for additional information on our joint venture with ARO.

Recent Tax Assessments

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101 million (approximately $72.3 million converted at current period-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42 million payment (approximately $29 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have recorded a $16.4 million liability for these assessments as of September 30, 2020. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

See "Note 13 - Income Taxes" for additional information on recent tax assessments.

MARKET RISK

We have historically used derivatives to reduce our exposure to foreign currency exchange rate risk. Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues and expenses are denominated in U.S. dollars; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. We previously maintained a foreign currency exchange rate risk management strategy that utilized derivatives to reduce our exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates.

The commencement of the Chapter 11 Cases constituted a termination event with respect to the Company’s derivative instruments, which permits the counterparties of our derivative instruments to terminate their outstanding contracts. The exercise of these termination rights are not stayed under the Bankruptcy Code. During September 2020, the counterparties to the Company’s derivative instruments elected to terminate their outstanding derivatives. As of September 30, 2020, we had no derivative contracts outstanding.

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

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of property and equipment, income taxes and pension and other post-retirement benefits. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2019. During the three and nine months ended September 30, 2020, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

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

We have appropriately implemented Financial Accounting Standards Board Accounting Standard Codification Topic No. 852 – Reorganizations (“ASC 852”), during the quarter and have prepared the interim Condensed Consolidated Financial Statements and disclosures in accordance with ASC 852.

Based on their evaluation as of September 30, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There have been no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
UMB Bank Lawsuit

On March 19, 2020, UMB Bank, National Association (“UMB”), the purported indenture trustee for four series of Valaris notes, filed a lawsuit in Harris County District Court in Houston, Texas.  The lawsuit was filed against Valaris plc, two legacy Rowan entities, two legacy Ensco entities and the individual directors of the two legacy Rowan entities. The complaint alleges, among other things, breach of fiduciary duty, aiding and abetting breach of fiduciary duty and fraudulent transfer in connection with certain intercompany transactions occurring after completion of the Rowan merger and the Rowan entities’ guarantee of Valaris’ revolving credit facility.  In addition to an unspecified amount of damages, the lawsuit seeks to void and undo all historical transfers of cash or other assets from legacy Rowan entities to Valaris and its other subsidiaries and the internal reorganization transaction. On August 18, 2020, Valaris and certain of its affiliates entered into the RSA, including the noteholders that directed UMB to file the lawsuit. Under the RSA, the lawsuit is stayed by agreement throughout the pendency of the bankruptcy proceeding unless the RSA terminates at which point each party reserves its rights to argue whether the case should proceed while in bankruptcy. If the Bankruptcy Court confirms a plan based on the transactions set forth in the RSA, the lawsuit will be dismissed with prejudice. On August 24, 2020, the parties filed a joint notice staying the case. If the RSA terminates and the case in fact proceeds, we are unable to predict the outcome of this matter or estimate the extent to which we may be exposed to any resulting liability. Although we do not expect final disposition of this matter to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of the proceedings.

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

The complaint asserts claims on behalf of a class of investors who purchased Valaris plc shares between April 11, 2019 and July 31, 2019. The court appointed a lead plaintiff and lead counsel. The case has now been stayed in light of the Valaris plc bankruptcy filing, with the exception that lead plaintiff may continue efforts to serve certain defendants and may file an amended complaint. At this time, we are unable to predict the outcome of these matters or the extent of any resulting liability.

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2017, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $444,000 liability related to these matters was included in accrued liabilities and other on our condensed consolidated balance sheet as of September 30, 2020.

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

Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2019, as updated in Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, which contains descriptions of significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

We are subject to the risks and uncertainties associated with the Chapter 11 Cases.

On August 19, 2020, the Debtors filed the Chapter 11 Cases in the United States Bankruptcy Court for the Southern District of Texas. For the duration of the Chapter 11 Cases, our operations and our ability to develop and execute the business plan, as well as our continuation as a going concern, are subject to risks and uncertainties associated with bankruptcy. These risks include the following:

•our ability to execute, confirm and consummate a plan of reorganization as contemplated by the RSA with respect to the Chapter 11 Cases;

•the high costs of bankruptcy proceedings and related fees;

•our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;

•our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

•our ability to maintain contracts that are critical to our operations;

•our ability to execute our business plan in the current depressed commodity price environment;

•our ability to attract, motivate and retain key employees;

•the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•the ability of third parties to seek and obtain court approval to convert the Chapter 11 Cases to a chapter 7 proceeding; and

•the actions and decisions of our creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans.

Delays in the Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Cases could adversely affect our relationships with customers, suppliers, service providers, employees and other third parties, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. We also need Bankruptcy Court confirmation of a plan of reorganization as contemplated by the RSA. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact that events that occur during the Chapter 11 Cases will have on our business, financial condition, results of operations and cash flows.

Even if a plan of reorganization is consummated, we will continue to face a number of risks, including our ability to reduce expenses, implement any strategic initiatives and generally maintain favorable relationships with and secure the confidence of our counterparties. Accordingly, we cannot guarantee that the proposed financial restructuring will achieve our stated goals nor can we give any assurance of our ability to continue as a going concern.

Operating under the Bankruptcy Court protection for a long period of time may harm our business.

A long period of operations under the Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. A prolonged period of operating under Bankruptcy Court protection may also make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships. So long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 bankruptcy.

We may not be able to obtain confirmation of a plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a plan. However, even if a plan of reorganization as contemplated by the RSA meets other requirements under the Bankruptcy Code, certain parties in interest may file objections to the plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Lenders under our revolving credit facility have already objected to our entry into the DIP Facility and it is possible that they will also object to a proposed plan of reorganization. Even if no objections are filed and the requisite acceptances of our plan are received from creditors entitled to vote on the plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the plan of reorganization. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims).

If a plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity for the duration of the Chapter 11 Cases or to confirm a plan of reorganization or liquidation.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with the Chapter 11 Cases. As of September 30, 2020, our total available liquidity was $680.4 million, which included $180.4 million of cash on hand and $500.0 million available under our DIP Facility. We expect to continue using cash on hand that will further reduce this liquidity. With the Bankruptcy Court’s authorization to use cash collateral under the DIP Credit Agreement, we believe that we will have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 Cases. As such, we expect to pay vendor obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments. However, there can be no assurance that our current liquidity will be sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of a plan of reorganization. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections and claims assessments significantly impact our financial results. As a result, our historical financial performance is likely not indicative of financial performance after the date of the bankruptcy filing. In addition, if we emerge from Chapter 11, the amounts reported in subsequent periods may materially change relative to historical results, including due to revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities prior to seeking bankruptcy protection. Our financial results after the application of fresh start accounting also may be different from historical trends.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization may discharge a debtor from substantially all debts arising prior to the Petition Date. Although the Company intends to pay pre-petition trade claims in full, with few exceptions, all claims that arose before the Petition Date (i) are subject to compromise and/or treatment under a plan of reorganization and/or (ii) could be discharged in accordance with the terms of a plan of reorganization. Any claims not ultimately discharged through a plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on their financial condition and results of operations on a post-reorganization basis.

The pursuit of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases instead of focusing exclusively on our business operations. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

During the duration of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is impossible to predict at this time whether our Class A ordinary shares will be cancelled or if holders of such ordinary shares will receive any distribution with respect to, or be able to recover any portion of, their investments.

A significant amount of our indebtedness is senior to the Class A ordinary shares in our capital structure. It is unclear at this stage of the Chapter 11 Cases if any plan of reorganization would allow for distributions with respect to our Class A ordinary shares and other outstanding equity interests. It is possible that these equity interests may be cancelled and extinguished upon the approval of the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. Consequently, our currently outstanding Class A ordinary shares would have no value. Trading prices for our Class A ordinary shares are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Chapter 11 Cases. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.

Our Class A ordinary shares have been delisted from the New York Stock Exchange (“NYSE”).

Effective September 14, 2020, our Class A ordinary shares were delisted from the NYSE. Since that time, the shares have been quoted on the OTC Pink Open Market under the symbol “VALPQ.” We can provide no assurance that our ordinary shares will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our ordinary shares on this market, whether the trading volume of our ordinary shares will be sufficient to provide for an efficient trading market or whether quotes for our ordinary shares will continue on this market in the future. These recent developments could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our ordinary shares.

In certain instances, a Chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to cases under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate our assets and the assets of our subsidiaries for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure, (ii) our ability to obtain adequate liquidity and financing sources, (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them, (iv) our ability to retain key employees and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

Even if a plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if a plan of reorganization is consummated, we will continue to face a number of risks, including further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in market demand and increasing expenses. Accordingly, we cannot guarantee that a plan of reorganization will achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through such plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern, even if a Chapter 11 plan of reorganization is confirmed.

Our ability to use our net operating loss carryforwards (“NOLs”) may be limited by changes in ownership due to the Chapter 11 Cases.

As of December 31, 2019, we had deferred tax assets of $142.9 million for U.S. foreign tax credits (“FTCs”), $1.5 billion related to $6.4 billion of net operating loss (“NOL”) carryforwards and $41.5 million for U.S. interest limitation carryforwards, which can be used to reduce our income taxes payable in future years. The FTCs expire between 2022 and 2029. NOL carryforwards, which were generated in various jurisdictions worldwide, include $5.6 billion that do not expire and $773.0 million that will expire, if not utilized, between 2020 and 2037. Deferred tax assets for NOL carryforwards at December 31, 2019 include $1.3 billion acquired in the Rowan Transaction, substantially all of which pertains to NOL in Luxembourg. U.S. interest limitation carryforwards do not expire. Due to the uncertainty of realization, we have a $1.5 billion valuation allowance on FTC, NOL carryforwards and U.S. interest limitation carryforwards.

Under the provisions of the Internal Revenue Code (“IRC”), changes in our ownership, in certain circumstances, will limit the amount of U.S. federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the IRC imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. Calculations pursuant to Section 382 of the IRC can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs may be limited to a greater extent than we currently anticipate. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

    The following table provides a summary of our repurchases of equity securities during the quarter ended September 30, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Securities Repurchased(1)	Average Price Paid per Security	Total Number of Securities Repurchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Repurchased Under Plans or Programs

July 1 - July 31	37,210	$0.71	—	$500,000,000
August 1 - August 31	11,645	$0.31	—	$500,000,000
September 1 - September 30	—	$—	—	$500,000,000
Total	48,855	$0.61	—

(1)During the three months ended September 30, 2020, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)Our shareholders approved a repurchase program at our annual shareholder meeting held in May 2018. Subject to certain provisions under English law, including the requirement of Valaris plc to have sufficient distributable reserves, we may repurchase up to a maximum of $500.0 million in the aggregate from one or more financial intermediaries under the program, but in no case more than 16.3 million shares. The program terminates in May 2023. As of September 30, 2020, there had been no share repurchases under the repurchase program. Our DIP Credit Agreement prohibits the repurchase of shares for cash, except in certain limited circumstances.

Item 3. Defaults Upon Senior Securities

    See "Part I, Item 1. Notes to Condensed Consolidated Financial Statements" – "Note 2, Chapter 11 Proceedings and Ability to Continue as a Going Concern" and "Note 11, Debt", which are incorporated in this item by reference.

Item 6.   Exhibits

Exhibit Number	Exhibit
4.1
Interim Order (I) Approving Notification and Hearing Procedures for Certain Transfers of and Declarations of Worthlessness with Respect to Common Stock, and (II) Granting Related Relief Docket No. 110 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020, File No. 1-8097).

*4.2
Eleventh Supplemental Indenture, dated as of September 10, 2020, among Valaris plc, U.S. Bank National Association, as trustee and prior trustee, and UMB Bank, National Association, as successor trustee.

*10.1	Forbearance Agreement, dated as of July 15, 2020, among certain beneficial holders or investment managers or advisors for such beneficial holders of our outstanding senior notes.
*10.2	Second Amended and Restated Waiver to Fourth Amended and Restated Credit Agreement, dated as of July 15, 2020.
*10.3	Third Amended and Restated Waiver to Fourth Amended and Restated Credit Agreement, dated as of August 3, 2020.
10.4	Restructuring Support Agreement, dated as of August 18, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2020, File No. 1-8097).
†10.5
Backstop Commitment Agreement, dated as of August 18, 2020, by and among the Company and the commitment parties named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 19, 2020, File No. 1-8097).

10.6
Amendment to Restructuring Support Agreement and Backstop Commitment Agreement, dated as of September 10, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2020, File No. 1-8097).

10.7
First Amendment to Cooperation and Support Agreement, dated as of August 28, 2020, by and among Valaris plc and Luminus Management, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2020, File No. 1-8097).

†10.8
Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of September 25, 2020, by and among Valaris plc, the subsidiary guarantors party thereto, the lenders party thereto and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2020, File No. 1-8097).

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
*   Filed herewith.
** Furnished herewith.

† Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris plc

Date:	October 29, 2020	/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ COLLEEN W. GRABLE
Colleen W. Grable Controller (principal accounting officer)