Form 10-Q
period 2021-03-31
Valaris plc
filed 2021-04-28
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 23, 2021, there were 199,730,533 Class A ordinary shares of the registrant issued and outstanding.

VALARIS PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "likely," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; the outcome and effects of the Chapter 11 Cases (as defined below); expected utilization, day rates, revenues, operating expenses, cash flows, contract terms, contract backlog, capital expenditures, insurance, financing and funding; the effect, impact, potential duration and other implications of the ongoing COVID-19 pandemic; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effects of declines in commodity prices; expected work commitments, awards and contracts; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; future rig construction (including work in progress and completion thereof), enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; performance of our joint venture with Saudi Arabian Oil Company ("Saudi Aramco"); expected divestitures of assets; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory complexity; the outcome of tax disputes, assessments and settlements; synergies and expected additional cost savings; dividends; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.

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
•the ongoing COVID-19 pandemic, the related public health measures implemented by governments worldwide, the duration and severity of the outbreak and its impact on global oil demand, the volatility in prices for oil and natural gas and the extent of disruptions to our operations;
•downtime or temporary shut down of operations of our rigs as a result of an outbreak of COVID-19 on one or more of our rigs;
•disruptions to the operations and business, as a result of the spread of COVID-19, of our key customers, suppliers and other counterparties, including impacts affecting our supply chain and logistics;
•disputes over production levels among members of the Organization of Petroleum Exporting Countries and other oil and gas producing nations (“OPEC+”), which could result in increased volatility in prices for oil and natural gas that could affect the markets for our services;
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
•the outcome of litigation, legal proceedings, investigations or other claims or contract disputes, including any inability to collect receivables or resolve significant contractual or day rate disputes, and any renegotiation, nullification, cancellation or breach of contracts with customers or other parties;

•governmental regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations (such as the Gulf of Mexico during hurricane season), limitations on new leases under the current moratorium on oil and gas leasing in U.S. federal lands and waters, and regulatory measures to limit or reduce greenhouse gas emissions;
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
•activism by our security holders;
•economic volatility and political, legal and tax uncertainties following the U.K. exit from the European Union;
•the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems, including our rig operating systems; and
•adverse changes in foreign currency exchange rates, including their effect on the fair value measurement of any derivative instruments that we may enter into.
In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report and "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2020, which is available on the U.S. Securities and Exchange Commission website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Valaris plc:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Valaris plc and subsidiaries (the Company) as of March 31, 2021, the related condensed consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2021 and 2020, the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Inability to Continue as a Going Concern
As indicated in Note 2 of the Company's unaudited condensed consolidated interim financial information as of March 31, 2021 and for the three-month period then ended, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying unaudited and condensed consolidated interim financial information does not include any adjustments that might result from the outcome of this uncertainty.
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
April 28, 2021

VALARIS PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING REVENUES	$307.1	$456.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	252.2	476.0
Loss on impairment	756.5	2,808.2
Depreciation	122.1	164.5
General and administrative	24.3	53.4
Total operating expenses	1,155.1	3,502.1
EQUITY IN EARNINGS (LOSSES) OF ARO	1.9	(6.3)
OPERATING LOSS	(846.1)	(3,051.8)
OTHER INCOME (EXPENSE)
Interest income	2.6	4.8
Interest expense, net (Unrecognized contractual interest expense for debt subject to compromise was $100.3 million for the three months ended March 31, 2021)	(1.3)	(113.2)
Reorganization items, net	(52.2)	—
Other, net	21.1	.5
	(29.8)	(107.9)
LOSS BEFORE INCOME TAXES	(875.9)	(3,159.7)
PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax expense (benefit)	30.8	(72.5)
Deferred income tax expense (benefit)	.9	(79.5)
	31.7	(152.0)
NET LOSS	(907.6)	(3,007.7)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.4)	1.4
NET LOSS ATTRIBUTABLE TO VALARIS	$(910.0)	$(3,006.3)
LOSS PER SHARE - BASIC AND DILUTED	$(4.56)	$(15.19)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	199.6	197.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
NET LOSS	$(907.6)	$(3,007.7)
OTHER COMPREHENSIVE LOSS, NET
Net change in fair value of derivatives	—	(12.9)
Net reclassification adjustment for amounts recognized in net loss as a component of net periodic benefit cost	.1	—
Reclassification of net gains on derivative instruments from other comprehensive loss into net loss	(5.6)	(.1)
Other	.2	(.4)
NET OTHER COMPREHENSIVE LOSS	(5.3)	(13.4)
COMPREHENSIVE LOSS	(912.9)	(3,021.1)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.4)	1.4
COMPREHENSIVE LOSS ATTRIBUTABLE TO VALARIS	$(915.3)	$(3,019.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$291.7	$325.8
Accounts receivable, net	449.8	449.2
Other current assets	383.5	397.9
Total current assets	1,125.0	1,172.9
PROPERTY AND EQUIPMENT, AT COST	12,125.9	13,209.3
Less accumulated depreciation	2,042.0	2,248.8
Property and equipment, net	10,083.9	10,960.5
LONG-TERM NOTES RECEIVABLE FROM ARO	442.7	442.7
INVESTMENT IN ARO	122.8	120.9
OTHER ASSETS	172.5	176.2
	$11,946.9	$12,873.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$176.8	$176.4
Accrued liabilities and other	290.6	250.4
Total current liabilities	467.4	426.8
OTHER LIABILITIES	704.6	762.4
Total liabilities not subject to compromise	1,172.0	1,189.2
LIABILITIES SUBJECT TO COMPROMISE	7,313.7	7,313.7
COMMITMENTS AND CONTINGENCIES
VALARIS SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $0.40 par value, 206.1 million shares issued as of March 31, 2021 and December 31, 2020	82.5	82.5
Class B ordinary shares, £1 par value, 50,000 shares issued as of March 31, 2021 and December 31, 2020	.1	.1
Additional paid-in capital	8,643.5	8,639.9
Retained deficit	(5,093.8)	(4,183.8)
Accumulated other comprehensive loss	(93.2)	(87.9)
Treasury shares, at cost, 6.4 million and 6.6 million shares as of March 31, 2021 and December 31, 2020, respectively	(76.0)	(76.2)
Total Valaris shareholders' equity	3,463.1	4,374.6
NONCONTROLLING INTERESTS	(1.9)	(4.3)
Total equity	3,461.2	4,370.3
	$11,946.9	$12,873.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(907.6)	$(3,007.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment	756.5	2,808.2
Depreciation expense	122.1	164.5
Amortization, net	(4.6)	2.8
Share-based compensation expense	3.8	7.8
Equity in losses (earnings) of ARO	(1.9)	6.3
Deferred income tax expense (benefit)	.9	(79.5)
Debt discounts and other	—	14.2
Adjustment to gain on bargain purchase	—	6.3
Gain on debt extinguishment	—	(3.1)
Other	.4	9.7
Changes in operating assets and liabilities	20.9	(129.9)
Contributions to pension plans and other post-retirement benefits	(22.2)	(4.0)
Net cash used in operating activities	(31.7)	(204.4)
INVESTING ACTIVITIES
Additions to property and equipment	(6.0)	(36.3)
Net proceeds from disposition of assets	3.7	10.4
Net cash used in investing activities	(2.3)	(25.9)
FINANCING ACTIVITIES
Borrowings on credit facility	—	343.9
Repayments of credit facility borrowings	—	(15.0)
Reduction of long-term borrowings	—	(9.7)
Other	—	(.9)
Net cash provided by financing activities	—	318.3
Effect of exchange rate changes on cash and cash equivalents	(.1)	(.3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34.1)	87.7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	325.8	97.2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$291.7	$184.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Valaris plc and subsidiaries (the "Company," "Valaris," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2020 Condensed Consolidated Balance Sheet data was derived from our 2020 audited consolidated financial statements but does not include all disclosures required by GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

The financial data for the three months ended March 31, 2021 and 2020 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2021. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 2, 2021.

Chapter 11 Cases and Restructuring Support Agreement

On August 19, 2020 (the "Petition Date"), Valaris plc and certain of its direct and indirect subsidiaries (collectively, the "Debtors"), filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). The Debtors obtained joint administration of their chapter 11 cases under the caption In re Valaris plc, et al., Case No. 20-34114 (MI) (the "Chapter 11 Cases"). On August 18, 2020, the Debtors entered into the Restructuring Support Agreement (the "Original RSA") with certain senior note holders (collectively, the "Consenting Noteholders"). On February 5, 2021, the Debtors entered into the Amended Restructuring Support Agreement (the “Amended RSA”) with the Consenting Noteholders and holders of 100% of the total commitments under our revolving credit facility (the “Consenting Lenders” and, together with the Consenting Noteholders, the “Consenting Creditors”), which contemplates that the Company will implement the restructuring through the Chapter 11 Cases pursuant to a plan of reorganization and the various related transactions set forth in or contemplated by the Amended RSA. On March 3, 2021, the Bankruptcy Court confirmed the Debtors' chapter 11 plan of reorganization. Although the Company expects to emerge from chapter 11 imminently, there can be no assurance that we will consummate a plan of reorganization as contemplated by the Amended RSA or complete another plan of reorganization with respect to the Chapter 11 Cases.

See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the Chapter 11 Cases and Amended RSA.

Bankruptcy Accounting

The condensed consolidated financial statements included herein have been prepared as if we were a going concern. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the bankruptcy and circumstances raising substantial doubt over our ability to continue as a going concern. As a result, we have segregated liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 Cases and have classified these items as "Liabilities Subject to Compromise” on our Condensed Consolidated Balance Sheets. In addition, we have classified all income, expenses, gains or losses that were incurred or realized as a result of the Chapter 11 Cases subsequent to the Petition Date as “Reorganization Items” in our Condensed Consolidated Statements of Operations.

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

New Accounting Pronouncements

Recently adopted accounting pronouncements

Income Taxes - In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("Update 2019-12"), which removes certain exceptions for investments, intraperiod allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. The various amendments in Update 2019-12 are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment. We adopted Update 2019-12 effective January 1, 2021 with no material impact to our financial statements upon adoption.

Accounting pronouncements to be adopted

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

Convertible Instruments - In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” ("Update 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. We are in the process of evaluating the impact this amendment may have on our condensed consolidated financial statements.

With the exception of the updated standards discussed above, there have been no accounting pronouncements issued and not yet effective that have significance, or potential significance, to our condensed consolidated financial statements.

Note 2 -Chapter 11 Proceedings and Ability to Continue as a Going Concern

Chapter 11 Cases

On August 19, 2020, the Debtors filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors obtained joint administration of the Chapter 11 Cases under the caption In re Valaris plc, et al., Case No. 20-34114 (MI). On March 3, 2021, the Bankruptcy Court confirmed the Debtors' chapter 11 plan of reorganization. Although the Company expects to emerge from chapter 11 imminently, there can be no assurance that we will consummate a plan of reorganization as contemplated by the Amended RSA or complete another plan of reorganization with respect to the Chapter 11 Cases.

Until the date of emergence, the Debtors continue to operate their businesses and manage their properties as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As part of the Chapter 11 Cases, the Debtors filed with the Bankruptcy Court motions seeking a variety of "first-day" relief, all of which were granted and have enabled the Company to continue operating without interruption or disruption to its relationships with its customers and vendors or its high-quality service delivery. In particular, employee pay and benefits are expected to continue without interruption.

Restructuring Support Agreement

On August 18, 2020, the Debtors entered into the Original RSA with the Consenting Noteholders. On February 5, 2021, the Debtors entered into the Amended RSA with the Consenting Noteholders and the Consenting Lenders. The Amended RSA contemplates that the Company will implement the restructuring through the Chapter 11 Cases pursuant to a plan of reorganization and the various related transactions set forth in or contemplated by the Amended RSA. Below is a summary of the treatment that the stakeholders of the Company would receive under a plan of reorganization pursuant to the terms of the Amended RSA:

•Holders of the Company's outstanding senior notes ("Senior Notes") will receive their pro rata share of (1) approximately 39% of new common stock issued after consummation of the restructuring (the “New Equity”) and (2) approximately 97.6% of the subscription rights to participate in the rights offering (the "Rights Offering") through which the Company will offer $550 million of new first lien secured notes (the "New Secured Notes"), which includes the Backstop Premium (as defined below);

•Holders of the Senior Notes who participate in the Rights Offering will receive their pro rata share of approximately 29.3% of the New Equity, together with the RCF Lenders (as defined below) who will receive their pro rata share of approximately 0.7% of the New Equity; and senior noteholders who agreed to backstop the Rights Offering will receive their pro rata share of approximately 2.63% of the New Equity, together with 0.07% of the New Equity reserved for RCF Lenders, approximately $48.8 million in New Secured Notes reserved for the holders of the Senior Notes and approximately $1.2 million in New Secured Notes reserved for the RCF Lenders (the "Backstop Premium");

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

•Lenders under the revolving credit facility (“RCF Lenders”) were provided an option to select between two alternative treatments: (1) the ability to participate on a pro rata basis in up to 14% of the Rights Offering plus a recovery of up to 30.8% of the New Equity and up to $45.0 million in cash, or (2) a pro rata recovery of up to 27.8% of the New Equity and up to $116.2 million in cash. Following the results of that election, the two RCF Lenders who chose to participate in the Rights Offering will receive their pro rata share of (1) approximately 5.3% of the New Equity, (2) approximately 2.4% of the New Secured Notes (and associated New Equity), (3) approximately $7.8 million in cash, and (iv) their pro rata share of the Backstop Premium. The RCF Lenders who entered into the Amended RSA and elected not to participate in the Rights Offering will receive their pro rata share of (1) approximately 23.0% of the New Equity, and (2) approximately $96.1 million in cash;

•Holders of general unsecured claims will receive payment in full or reinstatement pursuant to the Bankruptcy Code (excluding claims against the entities party to, or guaranteeing, the new build contracts to be rejected by the Company, which shall receive their liquidation value unless otherwise agreed);

•Holders of our existing Class A ordinary shares will each receive their pro rata share of 7-year warrants to purchase up to 7% of New Equity (subject to dilution), with a strike price set at a price per share equal to the value at which the senior noteholders would receive a 100% recovery on their claims including accrued interest up to the Petition Date, as applicable; and

•To the extent amounts are borrowed under the DIP Facility (as described below), lenders under the DIP Facility will receive payment in full in cash, unless otherwise agreed and certain other fees owed to the DIP Facility lenders.

The Original RSA provided that for a period of 15 business days after the commencement of the Chapter 11 Cases (the “Joinder Period”), qualified holders of Senior Notes claims, including the Consenting Noteholders, were eligible to become backstop parties (the “Noteholder Backstop Parties”). All Noteholder Backstop Parties were required to join the Original RSA. The expiration of the Joinder Period was extended on September 10, 2020 to September 14, 2020, upon which date we had support for the Original RSA from holders of approximately 72% of the aggregate amount of our Senior Notes outstanding.

The Amended RSA contemplates that holders of claims under the Company’s revolving credit facility also are eligible to become backstop parties (the “Lender Backstop Parties” and, together with the Noteholder Backstop Parties, the "Backstop Parties"). The Lender Backstop Parties are required to join the Amended RSA. As of the execution of the Amended RSA, we had support for the transactions contemplated by the Amended RSA from holders of 100% of the total commitments under our revolving credit facility in addition to the holders of approximately 72% of the aggregate amount of our outstanding Senior Notes who supported the Original RSA.

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

On March 3, 2021, the Bankruptcy Court confirmed the Debtors' chapter 11 plan of reorganization, which incorporated the terms of the restructuring as set forth in the Amended RSA. Although the Company expects to emerge from chapter 11 imminently, there can be no assurance that we will be successful in completing a restructuring or any other similar transaction on the terms set forth in the Amended RSA, on different terms or at all. Among other things, the Amended RSA includes an outside date milestone requiring the Company’s emergence from chapter 11 by no later than June 15, 2021 (subject to a potential 60-day extension pursuant to the terms of the Amended RSA).

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

The DIP Credit Agreement contains events of default customary to debtor-in-possession financings, including events related to the Chapter 11 Cases, the occurrence of which could result in the acceleration of the Debtors’obligation to repay the outstanding indebtedness under the DIP Credit Agreement. The Debtors’ obligations under the DIP Credit Agreement are secured by a security interest in, and lien on, substantially all present and after acquired property (subject to certain exceptions) of the Debtors and are guaranteed by certain of the Company’s subsidiaries, including other Debtors.

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

As of March 31, 2021, we were in compliance with our covenants under the DIP Credit Agreement. Additionally, as of March 31, 2021, we had no borrowings outstanding against our DIP Facility.

Backstop Commitment Agreement

On August 18, 2020, the Company entered into a Backstop Commitment Agreement (the “Initial BCA”) with the initial Backstop Parties. The Initial BCA was amended on September 10, 2020, January 22, 2021 and February 5, 2021 (as so amended, the “Amended BCA”).

Pursuant to the Amended BCA, each of the Backstop Parties will purchase its pro-rata portion (based on an adjusted claims value) of (1) $187.5 million of the New Secured Notes held back for purchase by the Backstop Parties, (the "Holdback Notes"), (2) all of the New Secured Notes offered to Backstop Parties as part of the $312.5 million New Secured Notes offered to all claim holders (the “General Rights Offering”) and (3) New Secured Notes not purchased by non-Backstop Parties in the General Rights Offering. Pursuant to the Amended BCA, certain holders of claims related to the revolving credit facility will be entitled to, among other things, 2.427% of the Holdback Notes and the New Secured Notes (together with certain stapled participation equity) offered in the General Rights Offering, as well as a portion of the equity premium payable to all Backstop Parties consisting of 2.7% of New Valaris Equity and Backstop Premium payable in $50.0 million in New Secured Notes.

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

The Amended BCA will be terminable by the Company and/or the requisite Backstop Parties upon certain customary events specified therein, including, among others, (1) the termination of the Amended RSA, (2) the mutual written consent of the Company and the requisite Backstop Parties by written notice to the other such Party(ies) or (3) either the Company or the requisite Backstop Parties if the effective date of the plan of reorganization has not occurred on or prior to the date that is ten months after the execution date of the Initial BCA (subject to certain extensions as set forth in the Initial BCA).

NYSE Delisting of our Common Stock

As a result of the Chapter 11 Cases and in accordance with Section 802.01D of the NYSE Listed Company Manual, on August 19, 2020, we were notified by the NYSE of its determination to indefinitely suspend trading of the Company’s Class A ordinary shares and to commence proceedings to delist the Company’s Class A ordinary shares from the NYSE. Our Class A ordinary shares were delisted from the NYSE effective September 14, 2020.

Effective August 19, 2020, the Company’s Class A ordinary shares commenced trading on the OTC Pink Open Market under the symbol “VALPQ."

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business.

For the remaining duration of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to a degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court and our creditors. Although the Company expects to emerge from chapter 11 imminently, there can be no assurance that we will consummate a plan of reorganization as contemplated by the Amended RSA or complete another plan of reorganization with respect to the Chapter 11 Cases, and as such, there is substantial doubt about our ability to continue as a going concern. Further, we have concluded that management’s plans do not alleviate the substantial doubt about our ability to continue as a going concern brought about by the significant risks and uncertainties related to our liquidity and Chapter 11 Cases for a period of one year after the date that the financial statements are issued.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. These adjustments could be material.

Reorganization Items

Expenditures, gains and losses that are realized or incurred by the Debtors as of or subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are reported as Reorganization items, net in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2021. These costs include legal and other professional advisory service fees pertaining to the Chapter 11 Cases and contract items related to rejecting certain operating leases ("Contract items").

The following table provides information about reorganization items incurred during the three months ended March 31, 2021 (in millions):

Three Months Ended March 31, 2021
Professional fees	$47.8
Contract items	3.9
Reorganization items (fees)	51.7

Contract items	.5
Reorganization items (non-cash)	.5

Total reorganization items, net	$52.2

Reorganization items (fees) unpaid	$35.8
Reorganization items (fees) paid	$15.9

Liabilities Subject to Compromise

The Debtors' pre-petition unsecured senior notes and related unpaid accrued interest as of the Petition Date have been classified as Liabilities Subject to Compromise on our Condensed Consolidated Balance Sheets. The liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court.

Liabilities subject to compromise at March 31, 2021 and December 31, 2020 consist of the following (in millions):

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

The principal balance on our unsecured senior notes and the amount of outstanding borrowings on our revolving credit facility have been reclassified from Debt to Liabilities Subject to Compromise on our Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020. Accrued interest on our unsecured senior notes and revolving credit facility was also reclassified from Other Current Liabilities to Liabilities Subject to Compromise on our Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020.
The contractual interest expense on our unsecured senior notes and revolving credit facility is in excess of recorded interest expense by $100.3 million for the three months ended March 31, 2021. This excess contractual interest is not included as interest expense on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021, as the Company has discontinued accruing interest on the unsecured senior notes and revolving credit facility subsequent to the Petition Date. We discontinued making interest payments on our unsecured senior notes beginning in June 2020.

Debtor Financial Statements
Unaudited condensed consolidated financial statements of the Debtors are set forth below. These financial statements exclude the financial statements of the non-debtor subsidiaries. Transactions and balances of receivables and payables between the Debtors have been eliminated in consolidation. Amounts payable to or receivable from the non-Debtor subsidiaries are reported in the unaudited Condensed Combined Balance Sheet of the Debtors.

VALARIS PLC AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES
(DEBTOR-IN-POSSESSION)
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions)

Three Months Ended March 31,
2021
OPERATING REVENUES
Operating revenues	$250.1
Operating revenues from non-debtor subsidiaries	20.6
Total operating revenues	270.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	207.7
Loss on impairment	756.5
Depreciation	113.9
General and administrative	24.2
Operating expenses for non-debtor subsidiaries	17.7
Total operating expenses	1,120.0
EQUITY IN EARNINGS OF ARO	1.9
OPERATING LOSS	(847.4)
OTHER INCOME (EXPENSE)
Interest income	2.6
Interest income for non-debtor subsidiaries	58.6
Interest expense, net	(1.3)
Interest expense for non-debtor subsidiaries	(66.4)
Reorganization items, net	(52.2)
Other, net	18.9
(39.8)
LOSS BEFORE INCOME TAXES	(887.2)
EQUITY IN LOSSES OF SUBSIDIARIES	(12.5)
PROVISION FOR INCOME TAXES	15.0
NET LOSS	$(914.7)

VALARIS PLC AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES
(DEBTOR-IN-POSSESSION)
CONDENSED COMBINED BALANCE SHEET
(In millions)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$186.2	$228.9
Accounts receivable, net	389.1	382.5
Accounts receivable from non-debtor subsidiaries	2,804.7	2,812.0
Other current assets	360.6	377.4
Total current assets	3,740.6	3,800.8
PROPERTY AND EQUIPMENT, AT COST	11,172.8	12,256.1
Less accumulated depreciation	1,758.8	1,973.8
Property and equipment, net	9,414.0	10,282.3
LONG-TERM NOTES RECEIVABLE FROM ARO	442.7	442.7
LONG-TERM NOTES RECEIVABLE FROM NON-DEBTOR SUBSIDIARIES	2,205.3	2,205.3
INVESTMENT IN ARO	122.8	120.9
INVESTMENTS IN NON-DEBTOR SUBSIDIARIES	573.4	585.9
OTHER ASSETS	151.9	158.2
	$16,650.7	$17,596.1
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$152.1	$149.4
Accrued liabilities and other	235.4	196.2
Total current liabilities	387.5	345.6
LONG-TERM NOTES PAYABLE TO NON-DEBTOR SUBSIDIARIES	2,548.6	2,548.6
OTHER LIABILITIES	531.3	602.3
Total liabilities not subject to compromise	3,467.4	3,496.5
Liabilities subject to compromise	7,313.7	7,313.7
Total debtors' equity	5,869.6	6,785.9
Total liabilities and debtors' equity	$16,650.7	$17,596.1

VALARIS PLC AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES
(DEBTOR-IN-POSSESSION)
CONDENSED COMBINED STATEMENT OF CASH FLOWS
(Unaudited)
(In millions)

Three Months Ended March 31,
2021
OPERATING ACTIVITIES
Net loss	$(914.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment	756.5
Depreciation expense	113.9
Equity in losses of non-debtor subsidiaries	12.5
Amortization, net	(4.6)
Share-based compensation expense	3.8
Equity in earnings of ARO	(1.9)
Other	.7
Changes in operating assets and liabilities	8.3
Contributions to pension plans and other post-retirement benefits	(22.2)
Changes in advances (to)/from non-debtor subsidiaries	7.3
Net cash used in operating activities	(40.4)
INVESTING ACTIVITIES
Additions to property and equipment	(6.0)
Net proceeds from disposition of assets	3.7
Net cash used in investing activities	(2.3)
DECREASE IN CASH AND CASH EQUIVALENTS	(42.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	228.9
CASH AND CASH EQUIVALENTS, END OF PERIOD	$186.2

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

Our drilling service provided under each drilling contract is a single performance obligation satisfied over time and comprised of a series of distinct time increments, or service periods. Total revenue is determined for each individual drilling contract by estimating both fixed and variable consideration expected to be earned over the contract term. Fixed consideration generally relates to activities such as mobilization, demobilization and capital upgrades of our rigs that are not distinct performance obligations within the context of our contracts and is recognized on a straight-line basis over the contract term.Variable consideration generally relates to distinct service periods during the contract term and is recognized in the period when the services are performed.

The amount estimated for variable consideration is only recognized as revenue to the extent that it is probable that a significant reversal will not occur during the contract term. We have applied the optional exemption afforded in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and have not disclosed the variable consideration related to our estimated future day rate revenues. The remaining duration of our drilling contracts based on those in place as of March 31, 2021 was between approximately one month and two years.

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

Contract assets and liabilities are presented net on our Condensed Consolidated Balance Sheets on a contract-by-contract basis. Current contract assets and liabilities are included in other current assets and accrued liabilities and other, respectively, and noncurrent contract assets and liabilities are included in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets.

As of March 31, 2021 and December 31, 2020, we have a contract liability with Saudi Aramco Rowan Offshore Drilling Company ("ARO"), our 50/50 joint venture with Saudi Aramco, representing the difference between the amounts billed under the Lease Agreements and lease revenues earned up to the respective date. See “Note 4 – Equity Method Investment in ARO" for additional details regarding our balances with ARO.

The following table summarizes our contract assets and contract liabilities (in millions):

	March 31, 2021	December 31, 2020
Current contract assets	$2.3	$1.4
Noncurrent contract assets	$.3	$.4
Current contract liabilities (deferred revenue)	$53.6	$57.6
Noncurrent contract liabilities (deferred revenue)	$13.9	$14.3
Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2020	$1.8	$71.9
Revenue recognized in advance of right to bill customer	2.0	—
Increase due to cash received	—	9.4
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(13.8)
Decrease due to transfer to receivables during the period	(1.2)	—
Balance as of March 31, 2021	$2.6	$67.5

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Demobilization costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred. Deferred contract costs were included in other current assets and other assets on our Condensed Consolidated Balance Sheets and totaled $11.2 million and $13.8 million as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, amortization of these costs totaled $5.8 million and $11.5 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in other current assets and other assets on our Condensed Consolidated Balance Sheets and totaled $7.7 million and $8.4 million as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020 amortization of these costs totaled $2.6 million and $3.1 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

Our contract liabilities and deferred costs are amortized on a straight-line basis over the contract term or corresponding certification period to operating revenues and contract drilling expense, respectively, with the exception of the contract liabilities related to our Lease Agreements with ARO which would not be contractually payable until the end of the lease term or termination, if sooner. Expected future amortization of our contract liabilities and deferred costs recorded as of March 31, 2021 is set forth in the table below (in millions):

	Remaining 2021	2022	2023	2024 and Thereafter	Total
Amortization of contract liabilities	$51.3	$15.6	$.6	$—	$67.5
Amortization of deferred costs	$14.9	$3.5	$.5	$—	$18.9

Note 4 -Equity Method Investment in ARO

Background

ARO, a company that owns and operates offshore drilling rigs in Saudi Arabia, was formed and commenced operations in 2017 pursuant to the terms of an agreement entered into by Rowan Companies Limited (formerly Rowan Companies plc) ("Rowan") and Saudi Aramco to create a 50/50 joint venture ("Shareholder Agreement"). Pursuant to our completion of the combination with Rowan (the "Rowan Transaction") on April 11, 2019 (the "Transaction Date"), Valaris acquired Rowan's interest in ARO making Valaris a 50% partner. ARO owns seven jackup rigs, has ordered two newbuild jackup rigs, and leases nine rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO. As of March 31, 2021, all nine of the leased rigs were operating under three-year drilling contracts with Saudi Aramco. The seven rigs owned by ARO, previously purchased from Rowan and Saudi Aramco, are currently operating under contracts with Saudi Aramco for an aggregate 15 years provided that the rigs meet the technical and operational requirements of Saudi Aramco.
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

Summarized financial information for ARO is as follows (in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues	$122.7	$140.3
Operating expenses
Contract drilling (exclusive of depreciation)	86.3	108.3
Depreciation	16.1	13.0
General and administrative	3.0	8.3
Operating income	17.3	10.7
Other expense, net	4.5	6.6
Provision for income taxes	4.5	.9
Net income	$8.3	$3.2

	March 31, 2021	December 31, 2020
Current assets	$364.6	$358.6
Non-current assets	789.0	804.0
Total assets	$1,153.6	$1,162.6

Current liabilities	$52.3	$70.8
Non-current liabilities	952.1	950.8
Total liabilities	$1,004.4	$1,021.6

Equity in Earnings of ARO

We account for our interest in ARO using the equity method of accounting and only recognize our portion of ARO's net income, adjusted for basis differences as discussed below, which is included in equity in earnings (losses) of ARO in our Condensed Consolidated Statements of Operations. ARO is a variable interest entity; however, we are not the primary beneficiary and therefore do not consolidate ARO. Judgments regarding our level of influence over ARO included considering key factors such as each partner's ownership interest, representation on the board of managers of ARO and ability to direct activities that most significantly impact ARO's economic performance, including the ability to influence policy-making decisions. Our investment in ARO would be assessed for impairment if there were changes in facts and circumstances that indicate a loss in value may have occurred. If a loss were deemed to have occurred and this loss was determined to be other than temporary, the carrying value of our investment would be written down to fair value and an impairment recorded.

We have an equity method investment in ARO that was recorded at its estimated fair value as of the date we acquired our 50% interest on April 11, 2019 ("Investment Date"). We computed the difference between the fair value of ARO's net assets and the carrying value of those net assets in ARO's U.S. GAAP financial statements ("basis differences") on that date. The basis differences primarily relate to ARO's long-lived assets and the recognition of intangible assets associated with certain of ARO's drilling contracts that were determined to have favorable terms. The basis differences are amortized over the remaining life of the assets or liabilities to which they relate and are recognized as an adjustment to the equity in earnings of ARO in our Condensed Consolidated Statements of Operations. The amortization of those basis differences are combined with our 50% interest in ARO's net income. A reconciliation of those components is presented below (in millions):

	Three Months Ended March 31,
	2021	2020
50% interest in ARO net income	$4.1	$1.6
Amortization of basis differences	(2.2)	(7.9)
Equity in earnings (losses) of ARO	$1.9	$(6.3)

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements, Transition Services Agreement and Secondment Agreement are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Lease revenue	$16.6	$21.5
Secondment revenue	.8	18.3
Transition Services revenue	—	3.5
Total revenue from ARO (1)	$17.4	$43.3
(1)    All of the revenues presented above are included in our Other segment in our segment disclosures. See "Note 14 - Segment Information" for additional information.

Amounts receivable from ARO related to the items above totaled $13.9 million and $21.6 million as of March 31, 2021 and December 31, 2020, respectively, and are included in accounts receivable, net, on our Condensed Consolidated Balance Sheets.

There were no accounts payable to ARO as of March 31, 2021 or December 31, 2020. We had $34.9 million and $30.9 million of Contract Liabilities related to our Lease Agreements with ARO as of March 31, 2021 and December 31, 2020, respectively.

During 2017 and 2018, Rowan contributed cash to ARO in exchange for 10-year shareholder notes receivable at a stated interest rate of LIBOR plus two percent. As of March 31, 2021 and December 31, 2020, the carrying amount of the long-term notes receivable from ARO was $442.7 million. The Shareholders’ Agreement prohibits the sale or transfer of the shareholder note to a third party, except in certain limited circumstances. The notes receivable may be reduced by future Company obligations to the joint venture. Interest is recognized as interest income in our Condensed Consolidated Statements of Operations and totaled $2.6 million and $4.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, our interest receivable from ARO was $2.6 million, which is included in Accounts receivable, net, on our Condensed Consolidated Balance Sheet. There was no interest receivable from ARO as of December 31, 2020.

Maximum Exposure to Loss

The following summarizes the total assets and liabilities as reflected in our Condensed Consolidated Balance Sheets as well as our maximum exposure to loss related to ARO (in millions). Our maximum exposure to loss is limited to (1) our equity investment in ARO; (2) the outstanding balance on our shareholder notes receivable; and (3) other receivables and contract assets related to services provided to ARO, partially offset by contract liabilities as well as payables for services received. Contract liabilities related to our Lease Agreements are subject to adjustment during the lease term. The per day bareboat charter amount in the Lease Agreements is subject to adjustment based on actual performance of the respective rig.

	March 31, 2021	December 31, 2020
Total assets	$582.0	$585.2
Less: total liabilities	34.9	30.9
Maximum exposure to loss	$547.1	$554.3

Note 5 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2021
Supplemental executive retirement plan assets	$18.7	$—	$—	$18.7
Total financial assets	18.7	—	—	18.7
As of December 31, 2020
Supplemental executive retirement plan assets	$22.6	$—	$—	$22.6
Total financial assets	22.6	—	—	22.6

Supplemental Executive Retirement Plan Assets

Our Valaris supplemental executive retirement plans (the "SERP") are non-qualified plans that provided eligible employees an opportunity to defer a portion of their compensation for use after retirement. The SERP were frozen to the entry of new participants in November 2019 and to future compensation deferrals as of January 1, 2020. Assets held in a rabbi trust maintained for the SERP are marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. The fair value measurements of assets held in the SERP were based on quoted market prices.

Other Financial Instruments

The carrying values and estimated fair values of our debt instruments were as follows (in millions):

	Subject to Compromise (1)
	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.875% Senior notes due 2020	$122.9	$20.8	$122.9	$8.6
4.70% Senior notes due 2021	100.7	12.5	100.7	4.5
4.875% Senior notes due 2022	620.8	81.3	620.8	32.9
3.00% Exchangeable senior notes due 2024(2)	849.5	101.9	849.5	76.5
4.50% Senior notes due 2024	303.4	36.7	303.4	13.7
4.75% Senior notes due 2024	318.6	43.6	318.6	18.8
8.00% Senior notes due 2024	292.3	58.8	292.3	12.9
5.20% Senior notes due 2025	333.7	38.0	333.7	12.7
7.375% Senior notes due 2025	360.8	49.8	360.8	20.9
7.75% Senior notes due 2026	1,000.0	111.0	1,000.0	44.0
7.20% Debentures due 2027	112.1	14.2	112.1	5.7
7.875% Senior notes due 2040	300.0	54.0	300.0	21.0
5.40% Senior notes due 2042	400.0	53.2	400.0	23.6
5.75% Senior notes due 2044	1,000.5	108.1	1,000.5	38.0
5.85% Senior notes due 2044	400.0	53.2	400.0	26.0
Amounts borrowed under revolving credit facility(3)	581.0	581.0	581.0	581.0
Total debt	$7,096.3	$1,418.1	$7,096.3	$940.8
Less : Liabilities Subject to Compromise	7,096.3	1,418.1	7,096.3	940.8
Total long-term debt	$—	$—	$—	$—

(1)     The Commencement of the Chapter 11 Cases on August 19, 2020, constituted an event of default under our Senior Notes and revolving credit facility. Any efforts to enforce payment obligations under the Senior Notes and revolving credit facility, including any rights to require the repurchase by the Company of the 2024 Convertible Notes (as defined below) upon the NYSE delisting of the Class A ordinary shares, are automatically stayed as a result of the filing of the Chapter 11 Cases. The carrying amounts above represent the aggregate principal amount of Senior Notes outstanding as well as outstanding borrowings under our revolving credit facility as of the Petition Date and are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. We discontinued accruing interest on our indebtedness as of the Petition Date and all accrued interest as of the Petition Date is classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance

Sheets as of March 31, 2021 and December 31, 2020. There are no remaining unamortized debt discounts, premiums or issuance costs related to our Senior Notes or revolving credit facility, including the amounts related to the 2024 Convertible Notes discussed below as all were written off to reorganization items as of the Petition Date in 2020. See "Note 2 - Chapter 11 Proceedings and Ability to Continue as a Going Concern" for additional information.

(2)    Our 3% exchangeable senior notes due 2024 (the "2024 Convertible Notes") are exchangeable into cash, our Class A ordinary shares or a combination thereof. The 2024 Convertible Notes were separated, at issuance, into their liability and equity components on our Condensed Consolidated Balance Sheet. The equity component was initially recorded to additional paid-in capital and as a debt discount and the discount was being amortized to interest expense over the life of the instrument. As discussed above, the carrying amount at March 31, 2021 and December 31, 2020 represents the aggregate principal amount of these notes as of the Petition Date and are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. We discontinued accruing interest on these notes as of the Petition Date. The equity component was $220.0 million as of March 31, 2021 and December 31, 2020 and remains in Additional Paid-Capital.

(3)    In addition to the amount borrowed above, we had $26.0 million and $27.0 million in undrawn letters of credit issued under the revolving credit facility as of March 31, 2021 and December 31, 2020, respectively.

While the revolving credit facility has not been terminated, no further borrowings are permitted. As discussed above, the carrying amount at March 31, 2021 and December 31, 2020 represents the outstanding borrowings as of the Petition Date and are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. We discontinued accruing interest on the revolving credit facility as of the Petition Date.

The estimated fair values of our senior notes and debentures were determined using quoted market prices, which are level 1 inputs. The estimated fair values of our cash and cash equivalents, accounts receivable, notes receivable and trade payables approximated their carrying values as of March 31, 2021 and December 31, 2020.

Note 6 -Property and Equipment

    Property and equipment as of March 31, 2021 and December 31, 2020 consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Drilling rigs and equipment	$11,497.2	$12,584.4
Work-in-progress	444.2	446.1
Other	184.5	178.8
	$12,125.9	$13,209.3

Impairment of Long-Lived Assets

During the first quarter of 2021, we recorded an aggregate pre-tax, non-cash impairment with respect to certain floaters of $756.5 million, which is included in loss on impairment in our Condensed Consolidated Statement of Operations.

During the first quarter of 2020, we recorded an aggregate pre-tax, non-cash impairment with respect to certain floaters, jackups and spare equipment of $2.8 billion, which is included in loss on impairment in our Condensed Consolidated Statement of Operations.

Assets held-for-use

On a quarterly basis, we evaluate the carrying value of our property and equipment to identify events or changes in circumstances ("triggering events") that indicate the carrying value may not be recoverable. For rigs whose carrying values were determined not to be recoverable, we recorded an impairment for the difference between their fair values and carrying values.

During the first quarter of 2021, as a result of challenging market conditions for certain of our floaters, we have revised our near-term operating assumptions which have resulted in a triggering event for purposes of evaluating impairment. We determined that the estimated undiscounted cash flows were not sufficient to recover the carrying values for certain rigs and concluded they were impaired as of March 31, 2021.

Based on the asset impairment analysis performed as of March 31, 2021, we recorded a pre-tax, non-cash loss on impairment in the first quarter for certain floaters totaling $756.5 million. We measured the fair value of these assets to be $26.0 million at the time of impairment by applying either an income approach, using projected discounted cash flows or estimated sales price. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including, in the case of an income approach, assumptions regarding future day rates, utilization, operating costs and capital requirements. In instances where we applied an income approach, forecasted day rates and utilization took into account current market conditions and our anticipated business outlook.

During the first quarter of 2020, the COVID-19 global pandemic and the response thereto negatively impacted the macro-economic environment and global economy. Global oil demand fell sharply at the same time global oil supply increased as a result of certain oil producers competing for market share which lead to a supply glut. As a consequence, Brent crude oil fell from around $60 per barrel at year-end 2019 to around $20 per barrel as of mid-April 2020. These adverse changes and impacts to our customer's capital expenditure plans in the first quarter resulted in further deterioration in our forecasted day rates and utilization for the remainder of 2020 and beyond. As a result, we concluded that a triggering event had occurred, and we performed a fleet-wide recoverability test. We determined that our estimated undiscounted cash flows were not sufficient to recover the carrying values of certain rigs and concluded such were impaired as of March 31, 2020.

Based on the asset impairment analysis performed as of March 31, 2020, we recorded a pre-tax, non-cash loss on impairment in the first quarter with respect to certain floaters, jackups and spare equipment totaling $2.8 billion. We measured the fair value of these assets to be $72.3 million at the time of impairment by applying either an income approach, using projected discounted cash flows or estimated sales price. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including, in the case of an income approach, assumptions regarding future day rates, utilization, operating costs and capital requirements. In instances where we applied an income approach, forecasted day rates and utilization took into account then current market conditions and our anticipated business outlook at that time, both of which had been impacted by the adverse changes in the business environment observed during the first quarter of 2020.

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

Assets held-for-sale had an aggregate carrying value of $2.3 million and is included in other assets, net, on our Condensed Consolidated Balance Sheet as of December 31, 2020.

Note 7 -Pension and Other Post-retirement Benefits

    We have defined-benefit pension plans and a retiree medical plan that provides post-retirement health and life insurance benefits.

    The components of net periodic pension and retiree medical cost were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Service cost (1)	$—	$.6
Interest cost (2)	5.0	6.5
Expected return on plan assets(2)	(9.1)	(9.5)
Amortization of net loss (2)	0.1	—
Net periodic pension and retiree medical cost (income)	$(4.0)	$(2.4)

(1)Included in contract drilling and general and administrative expense in our Condensed Consolidated Statements of Operations.

(2)Included in other, net, in our Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2021, we contributed $22.2 million to our pension and other post-retirement benefit plans, of which $7.0 million and $5.3 million relate to the 2020 and 2019 plan year contributions, respectively, that were deferred under the U. S. Cares Act. Additionally, in March 2021, the American Rescue Plan Act of 2021 ("ARPA-21") was passed. ARPA-21 provides funding relief for U.S. qualified pension plans which should lower pension contribution requirements over the next few years. As a result, we will not make contributions to certain plans for the remainder of 2021. However, we expect to make contributions to certain other plans for the remainder of 2021 of approximately $2.7 million. These amounts represent the minimum contributions we are required to make under relevant statutes. We do not expect to make contributions in excess of the minimum required amounts.

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

The commencement of the Chapter 11 Cases constituted a termination event with respect to the Company’s derivative instruments, which permitted the counterparties of our derivative instruments to terminate their outstanding contracts. The exercise of these termination rights are not stayed under the Bankruptcy Code and the counterparties elected to terminate their outstanding derivatives with us in September 2020. As a result, we do not have derivative assets or liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

We previously utilized cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expense and capital expenditures denominated in various currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our Condensed Consolidated Statements of Operations and comprehensive loss for the three month periods ended March 31, 2021 and 2020 were as follows (in millions):

	Loss Recognized in Other Comprehensive Loss ("OCI") on Derivatives (Effective Portion)		Gain Reclassified from ("AOCI") into Income (Effective Portion)(1)
	2021	2020	2021	2020
Foreign currency forward contracts(2)	$—	$(12.9)	$(5.6)	$(.1)
Total	$—	$(12.9)	$(5.6)	$(.1)

(1)Changes in the fair value of cash flow hedges are recorded in AOCI.  Amounts recorded in AOCI associated with cash flow hedges are subsequently reclassified into contract drilling, depreciation or interest expense as earnings are affected by the underlying hedged forecasted transaction.

(2)During the three months ended March 31, 2021, $5.6 million of gains were reclassified from AOCI into impairment expense in our Condensed Consolidated Statement of Operations in connection with the impairment of certain rigs. During the three months ended March 31, 2020, $0.9 million of losses were reclassified from AOCI into contract drilling expense and $1.0 million of gains were reclassified from AOCI into depreciation expense in our Condensed Consolidated Statement of Operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. Historically, we have occasionally entered into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but did not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally existed whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. Net losses of $0.1 million associated with our derivatives not designated as hedging instruments were included in other, net, in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2020.

Note 9 - Earnings Per Share

We compute basic and diluted earnings per share ("EPS") in accordance with the two-class method. Net loss attributable to Valaris used in our computations of basic and diluted EPS is adjusted to exclude net income allocated to non-vested shares granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and includes the effect of all potentially dilutive stock options and excludes non-vested shares. In the three months ended March 31, 2021 and 2020, our potentially dilutive instruments were not included in the computation of diluted EPS as the effect of including these shares in the calculation would have been anti-dilutive.

During the three months ended March 31, 2021, loss from continuing operations attributable to Valaris and loss from continuing operations attributable to Valaris shares was $910.0 million. During the three months ended March 31, 2020, loss from continuing operations attributable to Valaris and loss from continuing operations attributable to Valaris shares was $3.0 billion. No amounts were allocated to non-vested share awards in either period given that losses are not allocated to non-vested share awards.

Anti-dilutive share awards totaling 300,000 and 400,000 were excluded from the computation of diluted EPS for the three months ended March 31, 2021 and 2020, respectively. Due to the net loss position, potentially dilutive share awards are excluded from the computation of diluted EPS.

Under the terms of our debt agreement, we have the option to settle our 2024 Convertible Notes in cash, shares or a combination thereof for the aggregate amount due upon conversion. However, the Commencement of the Chapter 11 Cases on August 19, 2020, constituted an event of default under the 2024 Convertible Notes. Any efforts to enforce payment obligations under the 2024 Convertible Notes, including any rights to require the repurchase by the Company of the 2024 Convertible Notes upon the NYSE delisting of the Class A ordinary shares, are automatically stayed as a result of the filing of the Chapter 11 Cases. During each respective reporting period that our average share price exceeds the exchange price, an assumed number of shares required to settle the conversion obligation in excess of the principal amount will be included in our denominator for the computation of diluted EPS using the treasury stock method. Our average share price did not exceed the exchange price during the three months ended March 31, 2021 and 2020.

Upon emergence from chapter 11, the existing Class A ordinary shares may be exchanged for 7-year warrants to purchase up to 7% of the New Equity (subject to dilution on account of the management incentive plan contemplated by the Amended RSA). The strike price of such warrants, if granted, will be set at a price per share equal to the value at which the senior noteholders would receive a 100% recovery on their claims, including accrued interest up to the Petition Date. See “Note 2 - Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional information related to our Amended RSA.

Note 10 -Debt

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

On September 25, 2020, following approval by the Bankruptcy Court, the Debtors entered into the DIP Credit Agreement, by and among the Company and certain wholly owned subsidiaries of the Company, as borrowers, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and security trustee, in an aggregate amount not to exceed $500.0 million that will be used to finance, among other things, the ongoing general corporate needs of the Debtors during the course of the Chapter 11 Cases and to pay certain fees, costs and expenses associated with the Chapter 11 Cases. For additional information related to the terms, covenants and restrictions under the DIP Credit Agreement, see “Note 2 - Chapter 11 Proceedings and Ability to Continue as a Going Concern”.

As of March 31, 2021, we had no borrowings outstanding against our DIP Facility.

Senior Notes

The commencement of the Chapter 11 Cases resulted in an event of default under each series of our Senior Notes and all obligations thereunder were accelerated. However, any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases. Pursuant to the plan of reorganization contemplated by the Amended RSA, each series of our Senior Notes will be cancelled and the holders thereunder will receive the treatment as set forth in the plan of reorganization. Accordingly, the $6.5 billion in aggregate principal amount outstanding under the Senior Notes as well as $201.9 million in associated accrued interest as of the Petition Date are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

In December 2016, Ensco Jersey Finance Limited, a wholly-owned subsidiary of Valaris plc, issued $849.5 million aggregate principal amount of 2024 Convertible Notes in a private offering. The 2024 Convertible Notes are fully and unconditionally guaranteed, on a senior, unsecured basis, by Valaris plc. Under the terms of our debt agreement, we have the option to settle our 2024 Convertible Notes in cash, shares or a combination thereof for the aggregate amount due upon conversion. However, the commencement of the Chapter 11 Cases on August 19, 2020, constituted an event of default under the 2024 Convertible Notes. Any efforts to enforce payment obligations under the 2024 Convertible Notes, including any rights to require the repurchase by the Company of the 2024 Convertible Notes upon the NYSE delisting of the Class A ordinary shares, are automatically stayed as a result of the filing of the Chapter 11 Cases. The aggregate principal amount of 2024 Convertible Notes outstanding as well as associated accrued interest as of the Petition Date are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

Revolving Credit Facility

As of March 31, 2021, we had $581.0 million of borrowings outstanding under our revolving credit facility and $26.0 million of undrawn letters of credit. The principal and interest under our revolving credit facility became immediately due and payable upon filing of the Chapter 11 Cases, which constituted an event of default under the revolving credit facility. However, the ability of the lenders under the revolving credit facility to exercise remedies in respect of the revolving credit facility was stayed upon commencement of the Chapter 11 Cases. While the revolving credit facility has not been terminated, notwithstanding the $1.6 billion borrowing capacity under the revolving credit facility, no further borrowings under the revolving credit facility are permitted. The outstanding borrowings as well as accrued interest as of the Petition Date are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

Note 11 -Shareholders' Equity

    Activity in our various shareholders' equity accounts for the three months ended March 31, 2021 and 2020 were as follows (in millions, except per share amounts):

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2020	206.1	$82.6	$8,639.9	$(4,183.8)	$(87.9)	$(76.2)	$(4.3)
Net loss	—	—	—	(910.0)	—	—	2.4
Shares issued under share-based compensation plans, net	—	—	(.2)	—	—	.2	—
Net changes in pension and other postretirement benefits	—	—	—	—	.1	—	—
Share-based compensation cost	—	—	3.8	—	—	—	—
Net other comprehensive loss	—	—	—	—	(5.4)	—	—
BALANCE, March 31, 2021	206.1	$82.6	$8,643.5	$(5,093.8)	$(93.2)	$(76.0)	$(1.9)

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2019	205.9	$82.5	$8,627.8	$671.7	$6.2	$(77.3)	$(1.3)
Net loss	—	—	—	(3,006.3)	—	—	(1.4)
Shares issued under share-based compensation plans, net	—	—	(.7)	—	—	.9	—
Repurchase of shares	—	—	—	—	—	(.9)	—
Share-based compensation cost	—	—	7.8	—	—	—	—
Net other comprehensive loss	—	—	—	—	(13.4)	—	—
BALANCE, March 31, 2020	205.9	$82.5	$8,634.9	$(2,334.6)	$(7.2)	$(77.3)	$(2.7)

Pursuant to the terms contemplated in the Amended RSA, upon emergence from bankruptcy, our existing Class A ordinary shares will be frozen and removed from trading. Upon emergence from chapter 11, the existing Class A ordinary shares may be exchanged for 7-year warrants to purchase up to 7% of the New Equity (subject to dilution on account of the management incentive plan contemplated by the Amended RSA). The strike price of such warrants, if granted, will be set at a price per share equal to the value at which the senior noteholders would receive a 100% recovery on their claims, including accrued interest up to the Petition Date. See “Note 2 - Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional information related to our Amended RSA.

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

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three months ended March 31, 2021 and 2020. We used a discrete effective tax rate method to calculate income taxes for the three months ended March 31, 2021 and 2020. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax expense for the three months ended March 31, 2021 was $20.3 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax benefit for the three months ended March 31, 2020 was $164.4 million and was primarily attributable to a restructuring transaction, implementation of the U.S. Cares Act, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and other resolutions of prior year tax matters. Excluding the aforementioned discrete tax items, income tax expense for the three months ended March 31, 2021 and 2020 was $11.4 million and $12.4 million, respectively.

Unrecognized Tax Benefits

During 2019, the Luxembourg tax authorities issued aggregate tax assessments totaling approximately €142.0 million (approximately $166.6 million converted using the current period-end exchange rates) related to tax years 2014, 2015 and 2016 for several of Rowan's Luxembourg subsidiaries. We recorded €93.0 million (approximately $109.1 million converted using the current period-end exchange rates) in purchase accounting related to these assessments. During the first quarter of 2020, in connection with the administrative appeals process, the tax authority withdrew assessments of €142.0 million (approximately $166.6 million converted using the current period-end exchange rates), accepting the associated tax returns as previously filed. Accordingly, we de-recognized previously accrued liabilities for uncertain tax positions and net wealth taxes of €79.0 million (approximately $92.7 million converted using the current period-end exchange rates) and €2.0 million (approximately $2.3 million converted using the current period-end exchange rates), respectively. The de-recognition of amounts related to these assessments was recognized as a tax benefit during the three-month period ended March 31, 2020 and is included in changes in operating assets and liabilities on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2020.

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101 million (approximately $76.7 million converted at current period-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42 million payment (approximately $29 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have a $18.0 million liability for unrecognized tax benefits relating to these assessments as of March 31, 2021. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

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

ARO Change of Control Purchase Right

Under the Shareholders’ Agreement, a shareholder is required to provide notice to the other shareholders if it determines it will undergo a change of control (“Shareholder Change of Control”). After giving notice of such Shareholder Change of Control, the receiving shareholder has the option to purchase all (but not less than all) of the interests in ARO of the shareholder undergoing the Shareholder Change of Control for 60 days (subject to certain adjustments if the notice is not delivered on a Business Day) at fair market value. The Company delivered a notice of Shareholder Change of Control to Saudi Aramco on March 12, 2021 and Saudi Aramco’s purchase right in connection therewith will expire under the terms of the Shareholders’ Agreement on May 12, 2021.

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

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of March 31, 2021 totaled $116.6 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of March 31, 2021, we had collateral deposits in the amount of $12.7 million with respect to these agreements.

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

The full operating results included below for ARO are not included within our consolidated results and thus deducted under "Reconciling Items" and replaced with our equity in earnings of ARO. See "Note 4 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

Segment information for the three months ended March 31, 2021 and 2020 is presented below (in millions):

Three Months Ended March 31, 2021

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$97.3	$172.6	$122.7	$37.2	$(122.7)	$307.1
Operating expenses
Contract drilling (exclusive of depreciation)	98.9	135.4	86.3	17.9	(86.3)	252.2
Loss on impairment	756.5	—	—	—	—	756.5
Depreciation	56.2	52.4	16.1	11.3	(13.9)	122.1
General and administrative	—	—	3.0	—	21.3	24.3
Equity in earnings of ARO	—	—	—	—	1.9	1.9
Operating income (loss)	$(814.3)	$(15.2)	$17.3	$8.0	$(41.9)	$(846.1)
Property and equipment, net	$5,685.4	$3,778.9	$729.2	$566.3	$(675.9)	$10,083.9

Three Months Ended March 31, 2020

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$179.6	$212.8	$140.3	$64.2	$(140.3)	$456.6
Operating expenses
Contract drilling (exclusive of depreciation)	213.9	226.1	108.3	36.0	(108.3)	476.0
Loss on impairment	2,554.3	253.9	—	—	—	2,808.2
Depreciation	89.4	58.5	13.0	11.1	(7.5)	164.5
General and administrative	—	—	8.3	—	45.1	53.4
Equity in (losses) of ARO	—	—	—	—	(6.3)	(6.3)
Operating income (loss)	$(2,678.0)	$(325.7)	$10.7	$17.1	$(75.9)	$(3,051.8)
Property and equipment, net	$7,442.5	$4,036.0	$740.6	$610.9	$(672.8)	$12,157.2

Information about Geographic Areas

    As of March 31, 2021, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
North & South America	5	6	—	11	—
Europe & the Mediterranean	7	16	—	23	—
Middle East & Africa	2	8	9	19	7
Asia & Pacific Rim	2	6	—	8	—
Total	16	36	9	61	7

We provide management services on two rigs owned by third-parties not included in the table above.

We are a party to contracts for the construction of two drillships in South Korea, VALARIS DS-13 and VALARIS DS-14, that are not included in the table above.

ARO has ordered two newbuild jackups which are under construction in the Middle East that are not included in the table above.

Note 15 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Trade	$258.3	$260.1
Income tax receivable	189.8	190.6
Other	18.0	14.7
	466.1	465.4
Allowance for doubtful accounts	(16.3)	(16.2)
	$449.8	$449.2

Other current assets consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Materials and supplies	$269.7	$279.4
Prepaid taxes	39.2	32.9
Prepaid expenses	28.8	43.4
Deferred costs	15.4	17.4
Other	30.4	24.8
	$383.5	$397.9

Other assets consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Tax receivables	$66.3	$66.8
Right-of-use assets	39.0	35.8
Deferred tax assets	22.7	21.9
Supplemental executive retirement plan assets	18.7	22.6
Other	25.8	29.1
	$172.5	$176.2

Accrued liabilities and other consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Personnel costs	$88.4	$95.6
Income and other taxes payable	57.6	50.8
Deferred revenue	53.6	57.6
Customer payable	36.8	—
Lease liabilities	18.8	15.7
Other	35.4	30.7
	$290.6	$250.4

Other liabilities consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Unrecognized tax benefits (inclusive of interest and penalties)	$290.2	$286.1
Pension and other post-retirement benefits	270.2	296.6
Intangible liabilities	50.1	50.4
Lease liabilities	21.1	21.6
Supplemental executive retirement plan liabilities	19.0	22.9
Deferred tax liabilities	15.7	13.7
Deferred revenue	13.9	14.3
Personnel costs	13.6	11.8
Customer payable	—	35.5
Other	10.8	9.5
	$704.6	$762.4

Accumulated other comprehensive income (loss) consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Pension and other post-retirement benefits	$(98.1)	$(98.2)
Currency translation adjustment	6.6	6.5
Derivative instruments	—	5.6
Other	(1.7)	(1.8)
	$(93.2)	$(87.9)

Condensed Consolidated Statement of Operations Information

Other, net, for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Currency translation adjustments	$16.6	$3.8
Net periodic pension (cost) income, excluding service cost	4.0	3.0
Other income (expense)	.5	(6.3)
	$21.1	$0.5

Concentration of Risk

We are exposed to credit risk relating to our receivables from customers and our cash and cash equivalents. We mitigate our credit risk relating to receivables from customers, which consist primarily of major international, government-owned and independent oil and gas companies, by performing ongoing credit evaluations. We also maintain reserves for potential credit losses, which generally have been within our expectations. We mitigate our credit risk relating to cash and investments by focusing on diversification and quality of instruments.

Consolidated revenues by customer for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
BP(1)	15%	7%
Saudi Aramco(2)	8%	10%
Total(3)	—%	16%
Other	77%	67%
	100%	100%

(1)During the three months ended March 31, 2021, 43% of the revenues provided by BP were attributable to our Floaters segment, 15% of the revenues were attributable to our Jackups segment, and the remaining were attributable to our managed rigs.

During the three months ended March 31, 2020, 24% of the revenues provided by BP were attributable to our Jackups segment, 12% of the revenues were attributable to our Floaters segment and the remaining were attributable to our managed rigs.

(2)During the three months ended March 31, 2021 and 2020, all Saudi Aramco revenues were attributable to our Jackups segment.

(3)During the three months ended March 31, 2020, 89% of revenues provided by Total were attributable to the Floaters segment and the remaining were attributable to the Jackups segment.

Consolidated revenues by region for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
U.S. Gulf of Mexico(1)	$56.8	$78.7
United Kingdom(2)	56.1	52.5
Norway(2)	54.0	41.0
Saudi Arabia(3)	41.6	83.9
Mexico(4)	38.2	16.0
Angola(5)	19.7	61.5
Other	40.7	123.0
	$307.1	$456.6

(1)During the three months ended March 31, 2021, 65% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment. The remaining revenues were primarily attributable to our managed rigs. During the three months ended March 31, 2020, 57% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment, 16% were attributable to our Jackups segment and the remaining revenues were attributable to our managed rigs.

(2)During the three months ended March 31, 2021 and 2020, all revenues earned in the United Kingdom and Norway were attributable to our Jackups segment.

(3)During the three months ended March 31, 2021, 57% of the revenues earned in Saudi Arabia, were attributable to our Jackups segment. The remaining revenues were attributable to our Other segment and related to our rigs leased to ARO and our Secondment Agreement.

During the three months ended March 31, 2020, 53% of the revenues earned in Saudi Arabia were attributable to our Jackups segment. The remaining revenues were attributable to our Other segment and related to our rigs leased to ARO and certain revenues related to our Secondment Agreement and Transition Services Agreement.

(4)During the three months ended March 31, 2021, 56% of the revenues earned in Mexico were attributable to our Floaters segment. The remaining revenues were attributable to our Jackups segment. During the three months ended March 31, 2020, 90% of the revenues earned in Mexico were attributable to our Floaters segment. The remaining revenues were attributable to our Jackups segment.

(5)During the three months ended March 31, 2021, all of the revenues earned in Angola were attributable to our Floaters segment. During the three months ended March 31, 2020, 82% of the revenues earned in Angola were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2020. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry. Following the sale of a jackup in April, we currently own an offshore drilling rig fleet of 60 rigs, with drilling operations in almost every major offshore market across five continents. Our rig fleet includes 11 drillships, four dynamically positioned semisubmersible rigs, one moored semisubmersible rig, 44 jackup rigs and a 50% equity interest in ARO, our 50/50 joint venture with Saudi Aramco, which owns an additional seven rigs. We operate the world's largest fleet, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

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

On August 18, 2020, the Debtors entered into the Original RSA with the Consenting Noteholders. On February 5, 2021, the Debtors entered into the Amended RSA with the Consenting Lenders and Consenting Noteholders, which contemplates that the Company will implement the restructuring through the Chapter 11 Cases pursuant to a plan of reorganization and the various related transactions set forth in or contemplated by the Amended RSA. Holders of 100% of the total commitments outstanding under our revolving credit facility and holders of approximately 72% of the aggregate amount of our Senior Notes outstanding are party to the Amended RSA. On March 3, 2021, the Bankruptcy Court confirmed the Debtors' chapter 11 plan of reorganization. Although the Company expects to emerge from chapter 11 imminently, there can be no assurance that we will consummate a plan of reorganization as contemplated by the Amended RSA or complete another plan of reorganization with respect to the Chapter 11 Cases.

See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the Chapter 11 Cases and related items, the Original RSA and Amended RSA and our ability to continue as a going concern.

Our Industry

Operating results in the offshore contract drilling industry are highly cyclical and are directly related to the demand for and the available supply of drilling rigs. Low demand and excess supply can independently affect day rates and utilization of drilling rigs. Therefore, adverse changes in either of these factors can result in adverse changes in our industry. While the cost of moving a rig may cause the balance of supply and demand to vary somewhat between regions, significant variations between most regions are generally of a short-term nature due to rig mobility.

As we entered 2020, we expected the volatility that began with the oil price decline in 2014 to continue over the near-term with the expectation that long-term oil prices would remain at levels sufficient to support a continued gradual recovery in the demand for offshore drilling services. We were focused on opportunities to put our rigs to work, manage liquidity, extend our financial runway, and reduce debt as we sought to navigate the extended market downturn and improve our balance sheet. Recognizing our ability to maintain a sufficient level of liquidity to meet our financial obligations depended upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, we had significant financial flexibility within our capital structure to support our liability management efforts. However, starting in early 2020, the COVID-19 pandemic and the response thereto negatively impacted the macro-economic environment and global economy. Global oil demand fell sharply at the same time global oil supply increased as a result of certain oil producers competing for market share, leading to a supply glut. As a consequence, the price of Brent crude oil fell from around $60 per barrel at year-end 2019 to around $20 per barrel in mid-April 2020. In response to dramatically reduced oil price expectations, our customers reviewed, and in most cases lowered significantly, their capital expenditure plans in light of revised pricing expectations. This caused our customers, primarily in the second and third quarters of 2020, to cancel or shorten the duration of many of our 2020 drilling contracts, cancel future drilling programs and seek pricing and other contract concessions which led to material operating losses and liquidity constraints for us.

In 2020, the combined effects of the global COVID-19 pandemic, the significant decline in the demand for oil and the substantial surplus in the supply of oil resulted in significantly reduced demand and day rates for offshore drilling provided by the Company and increased uncertainty regarding long-term market conditions. These events had a significant adverse impact on our current and expected liquidity position and financial runway and led to the filing of the Chapter 11 Cases.

While we had pursued a variety of cost-cutting measures such as reductions in corporate overhead and discretionary expenditures, reductions in capital expenditures and an increased focus on operational efficiencies, we determined that based on our significant level of indebtedness and the circumstances described above that a comprehensive restructuring of our indebtedness was needed to improve our financial position. As more fully described in “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern", the Company will undergo a financial restructuring that is intended to reduce debt levels substantially, support continued operations during the current lower demand environment and provide a robust financial platform to take advantage of market recovery over the long-term. For additional information related to drilling rig supply and demand, see "Business Environment" below.

At the beginning of 2021, Brent crude oil prices have climbed back to pre-COVID-19 pandemic levels, to approximately $62 per barrel in April 2021, and we have observed a slight increase in customer tendering activity for both floaters and jackups beginning in the latter part of 2020. However, the global recovery from the COVID-19 pandemic remains uneven, and there is still a significant amount of uncertainty around the sustainability of the improvement in oil prices to support a recovery in demand for offshore drilling services.

Additionally, the full impact that the pandemic and the decline in oil prices will have on our results of operations, financial condition, liquidity and cash flows is uncertain due to numerous factors, including the duration and severity of the outbreak, the continued development, availability and effectiveness of the ongoing vaccine rollout, the general resumption of global economic activity along with the injection of substantial government monetary and fiscal stimulus and the sustainability of the improvements in oil prices and demand in the face of market volatility. To date, the COVID-19 pandemic has resulted in only limited operational downtime. Our rigs have had to shut down operations while crews are tested and incremental sanitation protocols are implemented and while crew changes have been restricted as replacement crews are quarantined. We continue to incur additional personnel, housing and logistics costs in order to mitigate the potential impacts of COVID-19 to our operations. In limited instances, we have been reimbursed for these costs by our customers. Our operations and business may be subject to further economic disruptions as a result of the spread of COVID-19 among our workforce, the extension or imposition of further public health measures affecting supply chain and logistics, and the impact of the pandemic on key customers, suppliers, and other counterparties. There can be no assurance that these, or other issues caused by the COVID-19 pandemic, will not materially affect our ability to operate our rigs in the future.

We expect that these challenges will continue for drilling contractors as customers wait to gain additional clarity on the sustainability of improved commodity pricing. We believe the current market and macro-economic conditions will continue to create a challenging contracting environment through 2021, into 2022 and potentially beyond.

Other Chapter 11 Financial Disclosures

Reorganization Items

Expenditures, gains and losses that are realized or incurred by the Debtors as of or subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are reported as Reorganization items, net in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2021. These costs include legal and other professional advisory service fees pertaining to the Chapter 11 Cases and contract items related to rejecting certain operating leases ("Contract items").

The following table provides information about reorganization items incurred during the three months ended March 31, 2021 (in millions):

Three Months Ended March 31, 2021
Professional fees	$47.8
Contract items	3.9
Reorganization items (fees)	51.7

Contract items	0.5
Reorganization items (non-cash)	0.5

Total reorganization items, net	$52.2

Reorganization items (fees) unpaid	$35.8
Reorganization items (fees) paid	$15.9

Liabilities Subject to Compromise

The Debtors' pre-petition unsecured senior notes and related unpaid accrued interest as of the Petition Date have been classified as Liabilities Subject to Compromise on our Condensed Consolidated Balance Sheets. The liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court.

Liabilities subject to compromise at March 31, 2021 and December 31, 2020 consist of the following (in millions):

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

Backlog

Our backlog was $1.2 billion as of both March 31, 2021 and December 31, 2020. Our backlog excludes ARO's backlog but includes backlog from our rigs leased to ARO at the contractual rates. Contract rates with ARO are subject to adjustment resulting from the shareholder agreement. See "Note 4 - Equity Method Investment in ARO" for additional information. Our backlog additions from new contract awards and contract extensions during the three months ended March 31, 2021, were largely offset by revenues realized and customer concessions.

As revenues are realized and if we experience customer contract cancellations, we may experience declines in backlog, which would result in a decline in revenues and operating cash flows over the near-term. Contract backlog was adjusted for drilling contracts signed or terminated after each respective balance sheet date but prior to filing each quarterly and annual report on April 28, 2021 and March 2, 2021, respectively.

ARO backlog, excluding backlog on rigs leased from us, was $869.5 million and $84.2 million as of March 31, 2021 and December 31, 2020, respectively, with the increase in backlog due to contracts awarded to five ARO owned rigs. As a 50/50 joint venture, when ARO realizes revenue from its backlog, 50% of the earnings thereon would be reflected in our results.

BUSINESS ENVIRONMENT

Floaters

The floater contracting environment remains challenging due to limited demand and excess supply. Floater demand declined materially in March and April 2020, as our customers reduced capital expenditures particularly for capital-intensive, long-lead deepwater projects in the wake of oil price declines from around $60 per barrel at year-end 2019 to around $20 per barrel in mid-April 2020. This caused our customers, primarily in the second and third quarters of 2020, to cancel or delay drilling programs, to terminate drilling contracts and to request contract concessions. We have observed a slight increase in customer tendering activity for floaters that commenced in the latter part of 2020. However, the global recovery from the COVID-19 pandemic remains uneven, and there is still a significant amount of uncertainty around the sustainability of the improvement in oil prices to support a recovery in demand for offshore drilling services.

Our backlog for our floater segment was $340.5 million and $205.7 million as of March 31, 2021 and December 31, 2020, respectively. The increase in our backlog was due to the addition of backlog from new contract awards and contract extensions, partially offset by revenues realized. Contract backlog was adjusted for drilling contracts signed or terminated after each respective balance sheet date but prior to filing each quarterly and annual report on April 28, 2021 and March 2, 2021, respectively.
Utilization for our floaters was 29% during the first quarter compared to 26% in the fourth quarter of 2020. Average day rates were approximately $198,000 during the first quarter compared to approximately $206,000 in the fourth quarter of 2020.
There are approximately 21 newbuild drillships and benign environment semisubmersible rigs reported to be under construction, of which four are scheduled to be delivered before the end of 2021. Most newbuild floaters are uncontracted. Several newbuild deliveries have been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.

Drilling contractors have retired approximately 125 benign environment floaters since the beginning of 2014. Nine benign environment floaters older than 20 years of age are currently idle, five additional benign environment floaters older than 20 years have contracts that will expire within six months without follow-on work, and there are a further 13 benign environment floaters that have been stacked for more than three years. Operating costs associated with keeping these rigs idle as well as expenditures required to re-certify some of these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs. Improvements in demand and/or reductions in supply will be necessary before meaningful increases in utilization and day rates are realized.

Jackups

During 2020, demand for jackups declined in light of increased market uncertainty. This caused our customers, primarily in the second and third quarters of 2020, to cancel or delay drilling programs, to terminate drilling contracts and to request contract concessions. We have observed a slight increase in customer tendering activity for jackups that commenced in the latter part of 2020. However, the global recovery from the COVID-19 pandemic remains uneven, and there is still a significant amount of uncertainty around the sustainability of the improvement in oil prices to support a recovery in demand for offshore drilling services.
Our backlog for our jackup segment was $809.9 million and $859.5 million as of March 31, 2021 and December 31, 2020, respectively. The decrease in our backlog was due to customer concessions and revenues realized, partially offset by the addition of backlog from new contract awards and contract extensions. Contract backlog was adjusted for drilling contracts signed or terminated after each respective balance sheet date but prior to filing each quarterly and annual report on April 28, 2021 and March 2, 2021, respectively.

Utilization for our jackups was 50% during the first quarter compared to 45% in the fourth quarter of 2020. Average day rates were approximately $95,000 during the first quarter compared to approximately $86,000 in the fourth quarter of 2020.

There are approximately 35 newbuild jackup rigs reported to be under construction, of which 15 are scheduled to be delivered before the end of 2021. Most newbuild jackups are uncontracted. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that scheduled jackup deliveries will continue to be delayed until more rigs are contracted.

Drilling contractors have retired approximately 130 jackups since the beginning of the downturn. Approximately 90 jackups older than 30 years are idle, 30 jackups that are 30 years or older have contracts expiring within the next six months without follow-on work, and there are a further 14 jackups that have been stacked for more than three years. Expenditures required to re-certify some of these aging rigs may prove cost prohibitive and drilling contractors may instead elect to scrap or cold-stack these rigs. We expect jackup scrapping and cold-stacking to continue for the remainder of 2021. Improvements in demand and/or reductions in supply will be necessary before meaningful increases in utilization and day rates are realized.

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

RESULTS OF OPERATIONS

    The following table summarizes our Condensed Consolidated Results of Operations for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Revenues	$307.1	$456.6
Operating expenses
Contract drilling (exclusive of depreciation)	252.2	476.0
Loss on impairment	756.5	2,808.2
Depreciation	122.1	164.5
General and administrative	24.3	53.4
Total operating expenses	1,155.1	3,502.1
Equity in (losses) earnings of ARO	1.9	(6.3)
Operating loss	(846.1)	(3,051.8)
Other income (expense), net	(29.8)	(107.9)
Provision (benefit) for income taxes	31.7	(152.0)
Net loss	(907.6)	(3,007.7)
Net (income) loss attributable to noncontrolling interests	(2.4)	1.4
Net loss attributable to Valaris	$(910.0)	$(3,006.3)

Overview

Revenues decreased $149.5 million, or 33%, for the three months ended March 31, 2021, as compared to the prior year quarter primarily due to $124.0 million from fewer days under contract across our fleet, $30.8 million from the sale of VALARIS 5004, VALARIS JU-84, VALARIS JU-87 and VALARIS JU-88, which operated in the prior year quarter, and $25.9 million due to lower revenues earned under the Secondment Agreement, Lease Agreements and Transition Services agreement with ARO. This decline was partially offset by a $25.0 million increase in revenue for certain rigs with higher average day rates for the three months ended March 31, 2021 as compared to the prior year quarter.

Contract drilling expense decreased $223.8 million, or 47%, for the three months ended March 31, 2021, as compared to the prior year quarter, primarily due to $108.9 million of lower cost on idle rigs, $24.5 million from the sale of VALARIS 5004, VALARIS 5006, VALARIS 8504, VALARIS DS-3, VALARIS DS-5, VALARIS DS-6, VALARIS JU-84, VALARIS JU-87 and VALARIS JU-88 and reduced cost resulting primarily from spend control efforts. Additionally, there was a decline of $17.5 million related to the Secondment Agreement with ARO as almost all remaining employees seconded became employees of ARO during the second quarter of 2020.

During the first quarter of 2021 and 2020, we recorded non-cash losses on impairment totaling $756.5 million and $2.8 billion, respectively, with respect to certain assets in our fleet. See "Note 6 - Property and Equipment" for additional information.

Depreciation expense decreased $42.4 million, or 26% for the three months ended March 31, 2021, as compared to the prior year quarter, primarily due to lower depreciation expense on certain non-core assets which were impaired in the first and second quarters of 2020, some of which were subsequently sold in 2020.
General and administrative expenses decreased by $29.1 million or 54%, for three months ended March 31, 2021, as compared to the prior year comparative period, primarily due to lower professional fees associated with shareholder activism defense and organizational change initiatives, as well as lower merger integration related costs.

Other expense, net, decreased $78.1 million for the three months ended March 31, 2021 as compared to the prior year quarter, primarily due to a reduction in interest expense as we discontinued accruing interest on our outstanding debt after the Petition Date, and net foreign currency exchange gains realized in the current period. This decrease was partially offset by reorganization items incurred in the current period directly related to the Chapter 11 Cases.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our and ARO's offshore drilling rigs as of March 31, 2021 and 2020:

	2021	2020
Floaters(1)	16	24
Jackups(2)	36	41
Other(3)	9	9
Held-for-sale(4)	—	1
Total Valaris	61	75
Valaris - Under construction	2	2
ARO(5)	7	7
ARO - Under construction (6)	2	2

(1)During the second quarter of 2020, we sold VALARIS 5004. During the third quarter of 2020, we sold VALARIS 8500, VALARIS 8501, VALARIS 8502, VALARIS DS-3, VALARIS DS-5 and VALARIS DS-6. During the fourth quarter of 2020, we sold VALARIS 8504.
(2)During the second quarter of 2020, we sold VALARIS JU-71. In the third quarter of 2020, we sold VALARIS JU-87 and JU-105 and in the fourth quarter of 2020, we sold VALARIS JU-84 and VALARIS JU-88.
(3)This represents the nine rigs leased to ARO through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. All jackup rigs leased to ARO are under three-year contracts with Saudi Aramco.
(4)During the second quarter of 2020, we sold VALARIS JU-70.
(5)This represents the seven jackup rigs owned by ARO which are under long-term contracts with Saudi Aramco.
(6)During 2020, ARO ordered two newbuild jackup rigs scheduled for delivery in 2022.

The following table summarizes our and ARO's rig utilization and average day rates by reportable segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Rig Utilization(1)
Floaters	29%	38%
Jackups	50%	61%
Other (2)	100%	100%
Total Valaris	54%	59%
ARO	90%	90%
Average Day Rates(3)
Floaters	$198,485	$195,541
Jackups	95,043	81,492
Other (2)	31,647	42,343
Total Valaris	$88,637	$94,784
ARO	$93,199	$108,873

(1)Rig utilization is derived by dividing the number of days under contract by the number of days in the period. Days under contract equals the total number of days that rigs have earned and recognized day rate revenue, including days associated with early contract terminations, compensated downtime and mobilizations and excluding suspension periods. When revenue is deferred and amortized over a future period, for example, when we receive fees while mobilizing to commence a new contract or while being upgraded in a shipyard, the related days are excluded from days under contract. During the quarter ending March 31, 2021, our method for calculating rig utilization has been updated to remove the impact of suspension periods. To the extent applicable, comparative period calculations will be retroactively adjusted.

For newly-constructed or acquired rigs, the number of days in the period begins upon commencement of drilling operations for rigs with a contract or when the rig becomes available for drilling operations for rigs without a contract.

(2)Includes our two management services contracts and our nine rigs leased to ARO under bareboat charter contracts.

(3)Average day rates are derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues, lump-sum revenues, revenues earned during suspension periods and revenues attributable to amortization of drilling contract intangibles, by the aggregate number of contract days, adjusted to exclude contract days associated with certain suspension periods, mobilizations, demobilizations and shipyard contracts. During the quarter ending March 31, 2021, our method for calculating average day rates has been updated to remove the impact of suspension periods.  To the extent applicable, comparative period calculations will be retroactively adjusted.

    Detailed explanations of our operating results, including discussions of revenues, contract drilling expense and depreciation expense by segment, are provided below.

Operating Income by Segment

Our business consists of four operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups, (3) ARO and (4) Other, which consists of management services on rigs owned by third-parties and the activities associated with our arrangements with ARO under the Rig Lease Agreements, the Secondment Agreement and the Transition Services Agreement,. Floaters, Jackups and ARO are also reportable segments.
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
The full operating results included below for ARO are not included within our consolidated results and thus deducted under "Reconciling Items" and replaced with our equity in earnings of ARO. See "Note 4 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.
    Segment information for the three months ended March 31, 2021 and 2020 is presented below (in millions):

Three Months Ended March 31, 2021

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$97.3	$172.6	$122.7	$37.2	$(122.7)	$307.1
Operating expenses
Contract drilling (exclusive of depreciation)	98.9	135.4	86.3	17.9	(86.3)	252.2
Loss on impairment	756.5	—	—	—	—	756.5
Depreciation	56.2	52.4	16.1	11.3	(13.9)	122.1
General and administrative	—	—	3.0	—	21.3	24.3
Equity in earnings of ARO	—	—	—	—	1.9	1.9
Operating income (loss)	$(814.3)	$(15.2)	$17.3	$8.0	$(41.9)	$(846.1)

Three Months Ended March 31, 2020

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$179.6	$212.8	$140.3	$64.2	$(140.3)	$456.6
Operating expenses
Contract drilling (exclusive of depreciation)	213.9	226.1	108.3	36.0	(108.3)	476.0
Loss on impairment	2,554.3	253.9	—	—	—	2,808.2
Depreciation	89.4	58.5	13.0	11.1	(7.5)	164.5
General and administrative	—	—	8.3	—	45.1	53.4
Equity in losses of ARO	—	—	—	—	(6.3)	(6.3)
Operating income (loss)	$(2,678.0)	$(325.7)	$10.7	$17.1	$(75.9)	$(3,051.8)

Floaters

Floater revenue declined $82.3 million, or 46%, for the three months ended March 31, 2021, as compared to the prior year quarter due to $87.8 million as a result of fewer days under contract across the floater fleet and $11.0 million from the sale of VALARIS 5004, which operated in the prior year quarter. This decline was partially offset by a $14.6 million increase in revenue for certain rigs with higher average day rates for the three months ended March 31, 2021 as compared to the prior year quarter.

Floater contract drilling expense declined $115.0 million, or 54%, for the three months ended March 31, 2021, as compared to the prior year quarter, primarily due to $63.0 million lower cost on idle rigs, $12.7 million due to the sale of VALARIS 5004, VALARIS 5006, VALARIS 8504, VALARIS DS-3, VALARIS DS-5, and VALARIS DS-6, and reduced costs resulting primarily from spend control efforts.

During the first quarter of 2021 and 2020, we recorded non-cash losses on impairment totaling $756.5 million and $2.6 billion, respectively, with respect to certain assets in our Floater segment. See "Note 6 - Property and Equipment" for additional information.

Floater depreciation expense declined for the three months ended March 31, 2021, as compared to the prior year quarter, primarily due to lower depreciation expense on certain non-core assets which were impaired in the first and second quarters of 2020, some of which were subsequently sold in 2020.

Jackups

Jackup revenues declined $40.2 million, or 19%, for the three months ended March 31, 2021, as compared to the prior year quarter, primarily due to $36.2 million as a result of fewer days under contract across the jackup fleet and $19.8 million due to the sale of VALARIS JU-84, VALARIS JU-87 and VALARIS JU-88 which operated in the prior year quarter. This decline was partially offset by a $10.4 million increase in revenue for certain rigs with higher average day rates for the three months ended March 31, 2021 as compared to the prior year quarter.

Jackup contract drilling expense declined $90.7 million, or 40%, for the three months ended March 31, 2021, as compared to the prior year quarter, primarily due to $45.9 million of lower cost on idle rigs and $11.8 million due to the sale of VALARIS JU-84, VALARIS JU-87 and VALARIS JU-88, which operated in the prior year quarter, and reduced costs resulting largely from spend control efforts.
During the first quarter of 2020, we recorded a non-cash loss on impairment of $253.9 million with respect to certain assets in our Jackup segment. See "Note 6 - Property and Equipment" for additional information.

Jackup depreciation expense declined $6.1 million, or 10%, for the three months ended March 31, 2021 as compared to the prior year quarter, primarily due to lower depreciation expense on certain non-core assets which were impaired in the first and second quarters of 2020, some of which were subsequently sold in 2020.

ARO

The operating revenues of ARO reflect revenues earned under drilling contracts with Saudi Aramco for the seven ARO-owned jackup rigs and the nine rigs leased from us.

Contract drilling expenses are inclusive of the bareboat charter fees for the rigs leased from us. Cost incurred under the Secondment Agreement are included in contract drilling expense and general and administrative, depending on the function to which the seconded employees' services related. General and administrative expenses include costs incurred under the Transition Services Agreement and other administrative costs. However, services under the Transition Services Agreement were completed as of December 31, 2020.

ARO revenue declined $17.6 million, or 13%, for the three months ended March 31, 2021, as compared to the prior year quarter primarily due to lower day rates, as well as fewer operating days related to certain rigs for which operations were temporarily suspended.

ARO contract drilling expense declined $22.0 million, or 20%, for the three months ended March 31, 2021, as compared to the prior year quarter, due to approximately $15 million in lower costs for repairs and maintenance as well as a reduction in bareboat charter expense for the rigs leased from us.

ARO depreciation expense increased $3.1 million or 24% for the three months ended March 31, 2021, as compared to the prior year quarter, due to capital expenditures.

ARO general and administrative expenses declined $5.3 million, or 64%, for the three months ended March 31, 2021, as compared to the prior year quarter due to a reduction in services received under the Transition Services Agreement which was completed as of December 31, 2020 as well as a reduction in professional fees.

See "Note 4 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on ARO.

Other

Other revenues declined $27.0 million for the three months ended March 31, 2021, as compared to the prior year quarter, primarily due to lower revenues earned under the Secondment Agreement and Transition Services Agreement with ARO of $17.5 million and $3.5 million, respectively. Additionally, revenues earned under the Lease Agreements with ARO decreased $4.9 million. See "Note 4 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

Other contract drilling expenses declined $18.1 million for the three months ended March 31, 2021, as compared to the prior year quarter, primarily due to $17.5 million decrease in cost for services provided to ARO under the Secondment Agreement as almost all remaining employees seconded to ARO became employees of ARO during the second quarter of 2020.

Other Income (Expense)

The following table summarizes other income (expense) for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Interest income	$2.6	$4.8
Interest expense, net:
Interest expense	(1.3)	(113.9)
Capitalized interest	—	.7
	(1.3)	(113.2)
Reorganization items, net	(52.2)	—
Other, net	21.1	.5
	$(29.8)	$(107.9)

Interest income for the three months ended March 31, 2021 decreased as compared to the respective prior year quarter primarily due to lower LIBOR rates earned on our note receivable from ARO.

Interest expense decreased $111.9 million for the three months ended March 31, 2021, as compared to the prior year quarter, as we did not accrue interest on our outstanding debt or amortize discounts, premiums and debt issuance costs subsequent to the chapter 11 filing totaling $100.3 million and $12.9 million, respectively.

Reorganization items, net of $52.2 million recognized during three months ended March 31, 2021 was related to other net losses and expenses directly related to Chapter 11 Cases, consisting of professional fees of $47.8 million and contract items related to the rejection of certain operating leases of $4.4 million.

    Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange gains of $16.6 million were included in other, net, for the three months ended March 31, 2021. These gains were primarily attributable to the Libyan dinar and Euro.

Net foreign currency exchange gains of $3.8 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three months ended March 31, 2020. These gains were primarily attributable to the Euro, Norwegian krone and Nigerian naira.

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

Discrete income tax expense for the three months ended March 31, 2021 was $20.3 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax benefit for the three months ended March 31, 2020 was $164.4 million and was primarily attributable to a restructuring transaction, implementation of the U.S. Cares Act, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and other resolutions of prior year tax matters. Excluding the aforementioned discrete tax items, income tax expense for the three months ended March 31, 2021 and 2020 was $11.4 million and $12.4 million, respectively.

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

On March 3, 2021, the Bankruptcy Court confirmed the Debtors’ chapter 11 plan of reorganization, which incorporated the terms of the restructuring as set forth in the Amended RSA. Although the Company expects to emerge from chapter 11 imminently, there can be no assurance that we will be successful in completing a restructuring or any other similar transaction on the terms set forth in the Amended RSA, on different terms or at all. Among other things, the Amended RSA includes an outside date milestone requiring the Company’s emergence from chapter 11 by no later than June 15, 2021 (subject to a potential 60-day extension pursuant to the terms of the Amended RSA).

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

In addition, we have obtained a DIP Facility to fund operations during the bankruptcy proceedings. However, for the remaining duration of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to a degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court and our creditors. Although the Company expects to emerge from chapter 11 imminently, there can be no assurance that we will consummate a plan of reorganization as contemplated by the Amended RSA or complete another plan of reorganization with respect to the Chapter 11 Cases, and as such, there is substantial doubt about our ability to continue as a going concern. Further, we have concluded that management’s plans do not alleviate the substantial doubt about our ability to continue as a going concern brought about by the significant risks and uncertainties related to our liquidity and Chapter 11 Cases for a period of one year after the date that the financial statements are issued.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	March 31, 2021	December 31, 2020

Cash and cash equivalents	$291.7	$325.8
Available DIP Facility capacity	500.0	500.0
Total liquidity	$791.7	$825.8
Working capital	$657.6	$746.1
Current ratio(1)	2.4	2.7

(1)As a result of our chapter 11 filing, we reclassified $7.3 billion representing the principal balance on our unsecured senior notes, the amount of outstanding borrowings on our revolving credit facility, the accrued interest on our unsecured senior notes and revolving credit facility, and rig holding costs for VALARIS DS-13 and VALARIS DS-14 to “Liabilities Subject to Compromise” as of March 31, 2021 and December 31, 2020. The current ratio calculated above does not reflect our debt and related interest that would otherwise be current but is stayed under our Chapter 11 Cases, nor does it include rig holding costs for VALARIS DS-13 and VALARIS DS-14.

Cash and Debt

As discussed in "Note 2 - Chapter 11 Proceedings and Ability to Continue as a Going Concern" and above, we have filed the Chapter 11 Cases to effect a comprehensive restructuring of our indebtedness.

The commencement of the Chapter 11 Cases on August 19, 2020, constituted an event of default under our Senior Notes and revolving credit facility. Any efforts to enforce payment obligations under the Senior Notes, including any rights to require the repurchase by the Company of the 2024 Convertible Notes upon the NYSE delisting of the Class A ordinary shares, and revolving credit facility are automatically stayed as a result of the filing of the Chapter 11 Cases. The $6.5 billion aggregate principal amount of Senior Notes outstanding as well as $581.0 million outstanding borrowings under our revolving credit facility as of the Petition Date are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

On September 25, 2020, we entered into the $500.0 million DIP Facility to provide liquidity during the pendency of the Chapter 11 Cases. On February 5, 2021, we entered into an amendment to the Backstop Commitment Agreement, which we expect to provide exit financing in the form of a fully backstopped rights offering to senior noteholders and certain RCF Lenders for $550 million of New Secured Notes. We expect the DIP Facility will provide sufficient liquidity for us during the pendency of the Chapter 11 Cases. Additionally, we expect the exit financing will provide the necessary liquidity to support ongoing operations and working capital needs.

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

As of March 31, 2021, there were no borrowings outstanding under the DIP Credit Agreement. The DIP Credit Agreement does not provide for the issuance of letters of credit but permits occurrence of letters of credit in certain circumstances. Any proceeds of the loans under the DIP Credit Agreement may be used (1) to provide working capital to the borrowers and their subsidiaries and for other general corporate purposes in accordance with the rolling 13 week budget to be approved by the required lenders every four weeks (subject to the Permitted Variance), (2) to pay interest, fees, costs and expenses related to the DIP Facility, (3) to pay fees, costs and expenses of the estate professionals retained for the Chapter 11 Cases as approved by the Bankruptcy Court and as provided for in the Approved Budget (subject to the Permitted Variance), (4) make all permitted payments of costs of administration of the Chapter 11 Cases, (5) pay pre-petition expenses as are consistent with the Approved Budget (subject to the Permitted Variance) and approved by the Bankruptcy Court, (6) to fund the reasonable activities, costs and fees in respect of any insolvency proceedings in the United Kingdom and (7) make other payments permitted by the applicable Approved Budget.

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

During the three months ended March 31, 2021, our primary uses of cash were $31.7 million used in operating activities and $6.0 million for the enhancement and other improvements of our drilling rigs.

During the three months ended March 31, 2020, our primary source of cash was $328.9 million in net borrowings under our revolving credit facility. Our primary uses of cash for the same period were $204.4 million used in operating activities, $36.3 million for the construction, enhancement and other improvements of our drilling rigs and $9.7 million for the repurchase of outstanding debt on the open market.

Cash Flow and Capital Expenditures

Our cash flow from operating activities and capital expenditures for the three months ended March 31, 2021 and 2020 were as follows (in millions):

	2021	2020
Net cash used in operating activities	$(31.7)	$(204.4)
Capital expenditures	6.0	36.3

Cash flows used in operating activities declined $172.7 million as compared to the prior year period primarily due to lower interest cost and improved margins.

The following table summarizes the timing of our remaining current contractual commitments for VALARIS DS-13 and VALARIS DS-14, which were under construction as of March 31, 2021 (in millions):

	2021	2022	Thereafter	Total(1)
VALARIS DS-13	$83.9	$—	$—	$83.9
VALARIS DS-14	—	165.0	—	165.0
	$83.9	$165.0	$—	$248.9

(1)Total commitments are based on fixed-price shipyard construction contracts, exclusive of our internal costs associated with project management, commissioning and systems integration testing. Total commitments also exclude holding costs and interest.
As of March 31, 2021, the contractual delivery dates for the VALARIS DS-13 and VALARIS DS-14 were September 30, 2021 and June 30, 2022, respectively. The remaining milestone payments for VALARIS DS-13 and VALARIS DS-14 are included in the table above in the period in which they were contractually owed.

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

Financing and Capital Resources

Senior Notes

The commencement of the Chapter 11 Cases resulted in an event of default under each series of our Senior Notes and all obligations thereunder were accelerated. However, any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases. Pursuant to the plan of reorganization contemplated by the Amended RSA, each series of our Senior Notes will be cancelled and the holders thereunder will receive the treatment as set forth in the plan of reorganization. Accordingly, the $6.5 billion in aggregate principal amount outstanding under the Senior Notes as well as $201.9 million in associated accrued interest as of the Petition Date are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the Chapter 11 Cases.

In December 2016, Ensco Jersey Finance Limited, a wholly-owned subsidiary of Valaris plc, issued $849.5 million aggregate principal amount of 3% exchangeable senior notes due 2024 (the “2024 Convertible Notes”) in a private offering. The 2024 Convertible Notes are fully and unconditionally guaranteed, on a senior, unsecured basis, by Valaris plc. Under the terms of our debt agreement, we have the option to settle our 2024 Convertible Notes in cash, shares or a combination thereof for the aggregate amount due upon conversion. However, the commencement of the Chapter 11 Cases on August 19, 2020, constituted an event of default under the 2024 Convertible Notes. Any efforts to enforce payment obligations under the 2024 Convertible Notes, including any rights to require the repurchase by the Company of the 2024 Convertible Notes upon the NYSE delisting of the Class A ordinary shares, are automatically stayed as a result of the filing of the Chapter 11 Cases. The aggregate principal amount of 2024 Convertible Notes outstanding as well as associated accrued interest as of the Petition Date are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets as of March 31, 2021 and

December 31, 2020. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the Chapter 11 Cases.

Revolving Credit Facility

As of March 31, 2021, we had $581.0 million of borrowings outstanding under our revolving credit facility and $26.0 million of undrawn letters of credit. The principal and interest under our revolving credit facility became immediately due and payable upon filing of the Chapter 11 Cases, which constituted an event of default under the revolving credit facility. However, the ability of the lenders under the revolving credit facility to exercise remedies in respect of the revolving credit facility was stayed upon commencement of the Chapter 11 Cases. While the revolving credit facility has not been terminated, notwithstanding the $1.6 billion borrowing capacity under the revolving credit facility, no further borrowings under the revolving credit facility are permitted. The outstanding borrowings as well as accrued interest as of the Petition Date are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. See “Note 2 – Chapter 11 Proceedings and Ability to Continue as a Going Concern” for additional details regarding the Chapter 11 Cases.

DIP Facility

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

As of March 31, 2021, there were no borrowings outstanding under the DIP Credit Agreement and we were in compliance with our covenants under the DIP Credit Agreement.

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

The following table summarizes the maturity schedule of our notes receivable from ARO as of March 31, 2021 (in millions):

Maturity Date	Principal Amount
October 2027	$265.0
October 2028	177.7
Total	$442.7

Other Financing Arrangements

During 2018, our shareholders approved our current share repurchase program. Subject to certain provisions under English law, including the requirement of the Company to have sufficient distributable reserves and the Board to conclude that a repurchase is in the best interests of Valaris plc taking into account the interests of relevant stakeholders, we may repurchase shares up to a maximum of $500.0 million in the aggregate from one or more financial intermediaries under the program, but in no case more than 16.3 million shares. The program terminates in May 2023. As of March 31, 2021, there had been no share repurchases under this program. Our DIP Credit Agreement only permits the repurchase of our shares in certain limited circumstances and the repurchase of shares would likely require approval of the bankruptcy court. We do not currently expect to make repurchases under the program whilst Valaris plc remains subject to chapter 11 bankruptcy proceedings.

Other Commitments
We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of March 31, 2021, we were contingently liable for an aggregate amount of $116.6 million under outstanding letters of credit which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of March 31, 2021, we had collateral deposits in the amount of $12.7 million with respect to these agreements.

In connection with our 50/50 joint venture with ARO, we have a potential obligation to fund ARO for newbuild jackup rigs. ARO has plans to purchase 20 newbuild jackup rigs over an approximate 10 year period. In January 2020, ARO ordered the first two newbuild jackups with delivery scheduled in 2022. In the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. The Company's capital contributions to ARO pursuant to this requirement may require approval of the Bankruptcy Court during the Chapter 11 Cases. Each partner's commitment shall be reduced by the actual cost of each newbuild rig, on a proportionate basis. See "Note 4 - Equity Method Investment in ARO" for additional information on our joint venture with ARO.

Recent Tax Assessments

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101 million (approximately $76.7 million converted at current period-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42 million payment (approximately $29 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have a $18 million liability for unrecognized tax benefits relating to these assessments as of March 31, 2021. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2020, included in our annual report on Form 10-K filed with the SEC on March 2, 2021. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our condensed consolidated financial statements.

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of property and equipment, income taxes and pension and other post-retirement benefits. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2020. During the three months ended March 31, 2021, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

New Accounting Pronouncements

See Note 1 - Unaudited Condensed Consolidated Financial Statements to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information on new accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

We have appropriately implemented Financial Accounting Standards Board Accounting Standard Codification Topic No. 852 – Reorganizations (“ASC 852”), during the quarter and have prepared the Condensed Consolidated Financial Statements and disclosures in accordance with ASC 852.

Based on their evaluation as of March 31, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There have been no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

UMB Bank Lawsuit

On March 19, 2020, UMB Bank, National Association (“UMB”), the purported indenture trustee for four series of Valaris notes, filed a lawsuit in Harris County District Court in Houston, Texas.  The lawsuit was filed against Valaris plc, two legacy Rowan entities, two legacy Ensco entities and the individual directors of the two legacy Rowan entities. The complaint alleges, among other things, breach of fiduciary duty, aiding and abetting breach of fiduciary duty and fraudulent transfer in connection with certain intercompany transactions occurring after completion of the Rowan merger and the Rowan entities’ guarantee of Valaris’ revolving credit facility.  In addition to an unspecified amount of damages, the lawsuit seeks to void and undo all historical transfers of cash or other assets from legacy Rowan entities to Valaris and its other subsidiaries and the internal reorganization transaction. On August 18, 2020, Valaris and certain of its affiliates entered into the Original RSA, including the noteholders that directed UMB to file the lawsuit. Under the Original RSA and the Amended RSA, the lawsuit is stayed by agreement throughout the pendency of the bankruptcy proceeding unless the Original RSA terminates at which point each party reserves its rights to argue whether the case should proceed while in bankruptcy. On August 24, 2020, the parties filed a joint notice staying the case. If the Original RSA terminates and the case in fact proceeds, we are unable to predict the outcome of this matter or estimate the extent to which we may be exposed to any resulting liability. If the chapter 11 Plan as confirmed by the Bankruptcy Court is consummated, the lawsuit will be dismissed with prejudice. Although we do not expect final disposition of this matter to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of the proceedings.

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

The complaint asserts claims on behalf of a class of investors who purchased Valaris plc shares between April 11, 2019 and July 31, 2019. The court appointed a lead plaintiff and lead counsel. The case has now been stayed in light of the Valaris plc bankruptcy filing, with the exception that lead plaintiff may file an amended complaint. At this time, we are unable to predict the outcome of these matters or the extent of any resulting liability.

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2017, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $440,000 liability related to these matters was included in accrued liabilities and other on our Condensed Consolidated Balance Sheet as of March 31, 2021.

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

Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2020, which contains descriptions of significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

    The following table provides a summary of our repurchases of our equity securities during the quarter ended March 31, 2021:

Issuer Repurchases of Equity Securities
Period	Total Number of Securities Repurchased(1)	Average Price Paid per Security	Total Number of Securities Repurchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Repurchased Under Plans or Programs

January 1 - January 31	1,289	$0.05	—	$500,000,000
February 1 - February 28	44,467	$0.09	—	$500,000,000
March 1 - March 31	356	$0.09	—	$500,000,000
Total	46,112	$0.09	—

(1)During the three months ended March 31, 2021, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards. Such securities remain available for re-issuance in connection with employee share awards.

(2)Our shareholders approved a repurchase program at our annual shareholder meeting held in May 2018. Subject to certain provisions under English law, including the requirement for Valaris plc to have sufficient distributable reserves and for the Board to conclude that a repurchase is in the best interests of Valaris plc taking into account the interests of relevant stakeholders, we may repurchase up to a maximum of $500.0 million in the aggregate from one or more financial intermediaries under the program, but in no case more than 16.3 million shares. The program terminates in May 2023. As of March 31, 2021, there had been no share repurchases under the repurchase program. Our DIP Facility only permits the repurchase of shares of our common stock in certain circumstances and the repurchase of shares would likely require approval of the bankruptcy court. We do not currently expect to make repurchases under the program while Valaris plc remains subject to chapter 11 bankruptcy proceedings.

Item 3. Defaults Upon Senior Securities

    See "Part I, Item 1. Notes to Condensed Consolidated Financial Statements" – "Note 2, Chapter 11 Proceedings and Ability to Continue as a Going Concern" and "Note 10, Debt", which are incorporated in this item by reference.

Item 6.   Exhibits

Exhibit Number	Exhibit
2.1
Fourth Amended Joint Chapter 11 Plan of Reorganization of Valaris plc and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit A of Order Confirming the Debtor's Fourth Amended Joint Chapter 11 Plan of Reorganization, filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on March 5, 2021, File No . 001-08097).

*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included with Exhibit 101 attachments).
*   Filed herewith.
** Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris plc

Date:	April 28, 2021	/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ COLLEEN W. GRABLE
Colleen W. Grable Controller (principal accounting officer)