Form 10-Q
period 2021-06-30
Valaris Ltd
filed 2021-08-03
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________

Commission File Number 1-8097
 Valaris Limited
(Exact name of registrant as specified in its charter)

Bermuda		98-1589854
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Clarendon House, 2 Church Street
Hamilton	Bermuda	HM 11
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:  +44 (0) 20 7659 4660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol(s)	Name of each exchange on which registered
Common Shares, $0.01 par value share	VAL	New York Stock Exchange
Warrants to purchase Common Shares	VAL WS	New York Stock Exchange

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

As of July 29, 2021, there were 75,000,045 Common Shares of the registrant issued and outstanding.

VALARIS LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations For the Period May 1, 2021 through June 30, 2021 (Successor), the Period April 1, 2021 through April 30, 2021 (Predecessor) and the three months ended June 30, 2020 (Predecessor)	5

Condensed Consolidated Statements of Operations For the Period May 1, 2021 through June 30, 2021 (Successor), the Period January 1, 2021 through April 30, 2021 (Predecessor) and the six months ended June 30, 2020 (Predecessor)	6

Condensed Consolidated Statements of Comprehensive Loss For the Period May 1, 2021 through June 30, 2021 (Successor), the Period April 1, 2021 through April 30, 2021 (Predecessor) and the three months ended June 30, 2020 (Predecessor)	7

Condensed Consolidated Statements of Comprehensive Loss For the Period May 1, 2021 through June 30, 2021 (Successor), the Period January 1, 2021 through April 30, 2021 (Predecessor) and the six months ended June 30, 2020 (Predecessor)	8

Condensed Consolidated Balance Sheet June 30, 2021 (Successor) and December 31, 2020 (Predecessor)	9

Condensed Consolidated Statements of Cash Flows For the Period May 1, 2021 through June 30, 2021 (Successor), the Period January 1, 2021 through April 30, 2021 (Predecessor) and the six months ended June 30, 2020 (Predecessor)	10

Notes to Condensed Consolidated Financial Statements	11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	56

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	80

ITEM 4. CONTROLS AND PROCEDURES	80

PART II OTHER INFORMATION	82

ITEM 1. LEGAL PROCEEDINGS	82

ITEM 1A. RISK FACTORS	83

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	87

ITEM 6. EXHIBITS	87

SIGNATURES	89

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "likely," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; the impact of our emergence from bankruptcy; expected utilization, day rates, revenues, operating expenses, cash flows, contract terms, contract backlog, capital expenditures, insurance, financing and funding; the effect, impact, potential duration and other implications of the ongoing COVID-19 pandemic; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effects of declines in commodity prices; expected work commitments, awards and contracts; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; future rig construction (including work in progress and completion thereof), enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; performance of our joint venture with Saudi Arabian Oil Company ("Saudi Aramco"); expected divestitures of assets; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory complexity; the outcome of tax disputes, assessments and settlements; synergies and expected additional cost savings; dividends; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.

Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, particularly in light of difficult market conditions, including:
•the impact of our emergence from bankruptcy on our business and relationships and comparability of our financial results, as well as the dilutive impacts of warrants issues pursuant to the plan of reorganization;
•the ongoing COVID-19 pandemic, the related public health measures implemented by governments worldwide, the duration and severity of the outbreak and its impact on global oil demand, the volatility in prices for oil and natural gas and the extent of disruptions to our operations;
•downtime or temporary shutdown of operations of our rigs as a result of an outbreak of COVID-19 on one or more of our rigs;
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
•delays in contract commencement dates or cancellation, suspension, renegotiation or termination (with or without cause, including those due to impacts of the COVID-19 pandemic) of drilling contracts or drilling programs as a result of general and industry-specific economic conditions, mechanical difficulties, performance or other reasons;
•the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems, including our rig operating systems;
•increased scrutiny from regulators, market and industry participants, stakeholders and others regarding our Environmental, Social and Governance (ESG) practices and reporting responsibilities;

•the costs, disruption and diversion of our management's attention associated with campaigns by activist securityholders;
•potential additional asset impairments;
•the adequacy of sources of liquidity for us and our customers;
•the reaction of our customers, prospective customers, suppliers and service providers to our bankruptcy and our emergence from chapter 11;
•our customers, in response to reduced oil price expectations, cancelling or shortening the duration of our drilling contracts, cancelling future drilling programs and seeking pricing and other contract concessions from us;
•our ability to attract and retain skilled personnel on commercially reasonable terms, whether due to labor regulations, unionization, or otherwise, or to retain employees as a result of the imposition of further public health measures due to the COVID-19 pandemic, or as a result of our financial condition generally;
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
•governmental action, terrorism, cyber-attacks, piracy, military action and political and economic uncertainties, including civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East, North Africa, West Africa or other geographic areas, which may result in expropriation, nationalization, confiscation or deprivation or destruction of our assets; or suspension and/or termination of contracts based on force majeure events or adverse environmental safety events;
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
•environmental or other liabilities, risks, damages or losses, whether related to storms, hurricanes or other weather-related events (including wreckage or debris removal), collisions, groundings, blowouts, fires, explosions, other accidents, terrorism, cyber-attacks or otherwise, for which insurance coverage and contractual indemnities may be insufficient, unenforceable or otherwise unavailable;
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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Two Months Ended June 30, 2021	One Month Ended April 30, 2021	Three Months Ended June 30, 2020
OPERATING REVENUES	$202.8	$90.3	$388.8
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	168.7	85.6	370.7
Loss on impairment	—	—	838.0
Depreciation	16.6	37.5	131.5
General and administrative	12.7	6.4	62.6
Total operating expenses	198.0	129.5	1,402.8
EQUITY IN EARNINGS (LOSSES) OF ARO	4.8	1.2	(5.2)
OPERATING INCOME (LOSS)	9.6	(38.0)	(1,019.2)
OTHER INCOME (EXPENSE)
Interest income	7.8	1.0	5.7
Interest expense, net (Unrecognized contractual interest expense for debt subject to compromise was $32.6 million for the one month ended April 30, 2021)	(8.0)	(1.1)	(116.2)
Reorganization items, net	(4.1)	(3,532.4)	—
Other, net	5.7	(1.2)	5.1
	1.4	(3,533.7)	(105.4)
INCOME (LOSS) BEFORE INCOME TAXES	11.0	(3,571.7)	(1,124.6)
PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax expense	14.0	3.6	13.8
Deferred income tax expense (benefit)	1.1	(19.1)	(29.6)
	15.1	(15.5)	(15.8)
NET LOSS	(4.1)	(3,556.2)	(1,108.8)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.1)	(.8)	1.4
NET LOSS ATTRIBUTABLE TO VALARIS	$(6.2)	$(3,557.0)	$(1,107.4)
LOSS PER SHARE - BASIC AND DILUTED	$(0.08)	$(17.81)	$(5.58)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	75.0	199.7	198.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021	Six Months Ended June 30, 2020
OPERATING REVENUES	$202.8	$397.4	$845.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	168.7	337.8	846.7
Loss on impairment	—	756.5	3,646.2
Depreciation	16.6	159.6	296.0
General and administrative	12.7	30.7	116.0
Total operating expenses	198.0	1,284.6	4,904.9
EQUITY IN EARNINGS (LOSSES) OF ARO	4.8	3.1	(11.5)
OPERATING INCOME (LOSS)	9.6	(884.1)	(4,071.0)
OTHER INCOME (EXPENSE)
Interest income	7.8	3.6	10.5
Interest expense, net (Unrecognized contractual interest expense for debt subject to compromise was $132.9 million for the four months ended April 30, 2021)	(8.0)	(2.4)	(229.4)
Reorganization items, net	(4.1)	(3,584.6)	—
Other, net	5.7	19.9	5.6
	1.4	(3,563.5)	(213.3)
INCOME (LOSS) BEFORE INCOME TAXES	11.0	(4,447.6)	(4,284.3)
PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax expense (benefit)	14.0	34.4	(58.7)
Deferred income tax expense (benefit)	1.1	(18.2)	(109.1)
	15.1	16.2	(167.8)
NET LOSS	(4.1)	(4,463.8)	(4,116.5)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.1)	(3.2)	2.8
NET LOSS ATTRIBUTABLE TO VALARIS	$(6.2)	$(4,467.0)	$(4,113.7)
LOSS PER SHARE - BASIC AND DILUTED	$(0.08)	$(22.38)	$(20.75)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	75.0	199.6	198.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Successor	Predecessor
	Two Months Ended June 30, 2021	One Month Ended April 30, 2021	Three Months Ended June 30, 2020
NET LOSS	$(4.1)	$(3,556.2)	$(1,108.8)
OTHER COMPREHENSIVE LOSS, NET
Net change in fair value of derivatives	—	—	4.8
Reclassification of net gains on derivative instruments from other comprehensive loss into net loss	—	—	(10.9)
Other	(.2)	(.2)	—
NET OTHER COMPREHENSIVE LOSS	(.2)	(.2)	(6.1)
COMPREHENSIVE LOSS	(4.3)	(3,556.4)	(1,114.9)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.1)	(0.8)	1.4
COMPREHENSIVE LOSS ATTRIBUTABLE TO VALARIS	$(6.4)	$(3,557.2)	$(1,113.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Successor	Predecessor
	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021	Six Months Ended June 30, 2020
NET LOSS	$(4.1)	$(4,463.8)	$(4,116.5)
OTHER COMPREHENSIVE LOSS, NET
Net changes in pension and postretirement plan assets and benefit obligations recognized in other comprehensive income (loss)	—	.1	—
Net change in derivative fair value	—	—	(8.1)
Reclassification of net gains on derivative instruments from other comprehensive loss into net loss	—	(5.6)	(11.0)
Other	(.2)	—	(.4)
NET OTHER COMPREHENSIVE LOSS	(.2)	(5.5)	(19.5)
COMPREHENSIVE LOSS	(4.3)	(4,469.3)	(4,136.0)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.1)	(3.2)	2.8
COMPREHENSIVE LOSS ATTRIBUTABLE TO VALARIS	$(6.4)	$(4,472.5)	$(4,133.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	Successor	Predecessor
	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$608.8	$325.8
Restricted cash	53.1	11.4
Accounts receivable, net	436.1	449.2
Other current assets	119.7	386.5
Total current assets	1,217.7	1,172.9
PROPERTY AND EQUIPMENT, AT COST	914.4	13,209.3
Less accumulated depreciation	16.6	2,248.8
Property and equipment, net	897.8	10,960.5
LONG-TERM NOTES RECEIVABLE FROM ARO	234.3	442.7
INVESTMENT IN ARO	85.4	120.9
OTHER ASSETS	166.5	176.2
	$2,601.7	$12,873.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$183.9	$176.4
Accrued liabilities and other	212.7	250.4
Total current liabilities	396.6	426.8
LONG-TERM DEBT	544.8	—
OTHER LIABILITIES	569.8	762.4
Total liabilities not subject to compromise	1,511.2	1,189.2
LIABILITIES SUBJECT TO COMPROMISE	—	7,313.7
COMMITMENTS AND CONTINGENCIES
VALARIS SHAREHOLDERS' EQUITY
Predecessor Class A ordinary shares, U.S. $0.40 par value, 206.1 million shares issued as of December 31, 2020	—	82.5
Predecessor Class B ordinary shares, £1 par value, 50,000 shares issued as of December 31, 2020	—	.1
Successor common shares, $0.01 par value, 700 million shares authorized, 75 million shares issued as of June 30, 2021	.8	—
Successor preference shares, $0.01 par value, 150 million shares authorized, no shares issued as of June 30, 2021	—	—
Successor stock warrants	16.4	—
Additional paid-in capital	1,078.7	8,639.9
Retained deficit	(6.2)	(4,183.8)
Accumulated other comprehensive loss	(.2)	(87.9)
Predecessor Treasury shares, at cost, 6.6 million shares as of December 31, 2020	—	(76.2)
Total Valaris shareholders' equity	1,089.5	4,374.6
NONCONTROLLING INTERESTS	1.0	(4.3)
Total equity	1,090.5	4,370.3
	$2,601.7	$12,873.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Successor	Predecessor
	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021	Six Months Ended June 30, 2020
OPERATING ACTIVITIES
Net loss	$(4.1)	$(4,463.8)	$(4,116.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	16.6	159.6	296.0
Accretion of discount on shareholders note	(6.0)	—	—
Equity in losses (earnings) of ARO	(4.8)	(3.1)	11.5
Deferred income tax expense (benefit)	1.1	(18.2)	(109.1)
Debt discounts and other	.4	—	28.8
Amortization, net	(.3)	(4.8)	12.2
Reorganization items, net	—	3,487.3	—
Loss on impairment	—	756.5	3,646.2
Share-based compensation expense	—	4.8	13.5
Adjustment to gain on bargain purchase	—	—	6.3
Other	(2.5)	(4.1)	(2.7)
Changes in operating assets and liabilities	(25.7)	68.5	(156.7)
Contributions to pension plans and other post-retirement benefits	(0.6)	(22.5)	(10.6)
Net cash used in operating activities	(25.9)	(39.8)	(381.1)
INVESTING ACTIVITIES
Additions to property and equipment	(8.1)	(8.7)	(67.1)
Net proceeds from disposition of assets	.2	30.1	13.8
Net cash provided by (used in) investing activities	(7.9)	21.4	(53.3)
FINANCING ACTIVITIES
Issuance of First Lien Notes	—	520.0	—
Payments to Predecessor creditors	—	(129.9)	—
Borrowings on credit facility	—	—	566.0
Repayments of credit facility borrowings	—	—	(15.0)
Reduction of long-term borrowings	—	—	(9.7)
Other	—	(1.4)	(1.9)
Net cash provided by financing activities	—	388.7	539.4
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(.3)	(.1)	(.2)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(34.1)	370.2	104.8
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	696.0	325.8	97.2
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$661.9	$696.0	$202.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Valaris Limited and subsidiaries (the "Company," "Valaris," "Successor," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2020 Condensed Consolidated Balance Sheet data was derived from our 2020 audited consolidated financial statements but does not include all disclosures required by GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

On August 19, 2020 (the "Petition Date"), Valaris plc ("Legacy Valaris" or "Predecessor") and certain of its direct and indirect subsidiaries (collectively, the "Debtors"), filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). The Debtors obtained joint administration of their chapter 11 cases under the caption In re Valaris plc, et al., Case No. 20-34114 (MI) (the "Chapter 11 Cases").

In connection with the Chapter 11 Cases, on and prior to April 30, 2021 (the "Effective Date"), Legacy Valaris effectuated certain restructuring transactions, pursuant to which the successor company, Valaris, was formed and through a series of transactions Legacy Valaris transferred to a subsidiary of the Successor substantially all of the subsidiaries, and other assets, of Legacy Valaris.

References to the financial position and results of operations of the "Successor" or "Successor Company" relate to the financial position and results of operations of the Company after the Effective Date. References to the financial position and results of operations of the "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of Legacy Valaris on and prior to the Effective Date. References to the “Company,” “we,” “us” or “our” in this Quarterly Report are to Valaris, together with its consolidated subsidiaries, when referring to periods following the Effective Date, and to Legacy Valaris, together with its consolidated subsidiaries, when referring to periods prior to and including the Effective Date.

Results of operations for the four months ended April 30, 2021 (Predecessor) and two months ended June 30, 2021 (Successor) are not necessarily indicative of the results of operations that will be realized from June 30, 2021 to December 31, 2021 (Successor), or for any future period. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 2, 2021.

Bankruptcy and Fresh Start Accounting

On the Effective Date, the Debtors emerged from the Chapter 11 Cases. Upon emergence from the Chapter 11 Cases, we qualified for and adopted fresh start accounting. The application of fresh start accounting resulted in a new basis of accounting, and the Company became a new entity for financial reporting purposes. Accordingly, our financial statements and notes after the Effective Date are not comparable to our financial statements and notes on and prior to that date. Furthermore, the unaudited condensed consolidated financial statements and notes have been presented with a black line division to delineate the lack of comparability between the Predecessor and Successor.

See “Note 2 – Chapter 11 Proceedings” and "Note 3 - Fresh Start Accounting" for additional details regarding the bankruptcy and fresh start accounting.

Changes in Accounting Policies

Upon emergence from bankruptcy, we elected to change our accounting policies related to property and equipment as well as materials and supplies.

Prior to emergence from bankruptcy, we recorded our drilling rigs as a single asset with a useful life ascribed by the expected useful life of that asset. Upon emergence, we have identified the significant components of our drilling rigs and ascribed useful lives based on the expected time until the next required overhaul or the end of the expected economic lives of the components.

Historically, we recognized materials and supplies on the balance sheet when purchased and subsequently expensed items when consumed. Following emergence, materials and supplies will be expensed as a period cost when received. Additionally, a customer arrangement provides that we take title to their materials and supplies for the duration of the contract and return or pay cash for them at the termination of the contract. Together with our policy change on materials and supplies, we elected to record these assets and the obligation to our customer on a net basis as opposed to on a gross basis.

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

Leases - In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842); Lessors - Certain Leases with Variable Lease Payments, ("Update 2021-05") which requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if another classification (i.e. sales-type or direct financing) would trigger a day-one loss. Update 2021-05 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. We are in the process of evaluating the impact this amendment will have on our condensed consolidated financial statements.

With the exception of the updated standards discussed above, there have been no accounting pronouncements issued and not yet effective that have significance, or potential significance, to our condensed consolidated financial statements.

Note 2 -Chapter 11 Proceedings

Chapter 11 Cases and Emergence from Chapter 11

On the Petition Date, the Debtors filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors obtained joint administration of the Chapter 11 Cases under the caption In re Valaris plc, et al., Case No. 20-34114 (MI). On March 3, 2021, the Bankruptcy Court confirmed the Debtors' chapter 11 plan of reorganization.

On the Effective Date, we successfully completed our financial restructuring and together with the Debtors emerged from the Chapter 11 Cases. Upon emergence from the Chapter 11 Cases, we eliminated $7.1 billion of debt and obtained a $520 million capital injection by issuing the first lien secured notes (the "First Lien Notes"). See “Note 11 - Debt" for additional information on the First Lien Notes. On the Effective Date, the Legacy Valaris Class A ordinary shares were cancelled and common shares of Valaris with a nominal value of $0.01 per share (“Common Shares”) were issued. Also, former holders of Legacy Valaris' equity were issued warrants (the "Warrants") to purchase Common Shares.

Below is a summary of the terms of the plan of reorganization:

•Appointed six new members to the Company's Board of Directors to replace all of the directors of Legacy Valaris, other than the director also serving as President and Chief Executive Officer, who was re-appointed pursuant to the plan of reorganization. All but one of the seven new directors, became directors as of the Effective Date and one became a director on July 1, 2021.

•Obligations under Legacy Valaris's outstanding senior notes (the "Senior Notes") were cancelled and the related indentures were cancelled, except to the limited extent expressly set forth in the plan of reorganization and the holders thereunder received the treatment as set forth in the plan of reorganization;

•The Legacy Valaris revolving credit facility (the "Revolving Credit Facility") was terminated and the holders thereunder received the treatment as set forth in the plan of reorganization;

•Holders of the Senior Notes received their pro rata share of (1) 38.48%, or 28,859,900, of Common Shares and (2) approximately 97.6% of the subscription rights to participate in the rights offering (the "Rights Offering") through which the Company offered $550 million of the First Lien Notes, which includes the backstop premium;

•Holders of the Senior Notes who participated in the Rights Offering received their pro rata share of approximately 29.3%, or 21,975,000, of Common Shares, and senior noteholders who agreed to backstop the Rights Offering received their pro rata share of approximately 2.63%, or 1,975,500 of Common Shares and approximately $48.8 million in First Lien Notes as a backstop premium;

•Certain Revolving Credit Facility lenders ("RCF Lenders") who participated in the Rights Offering received their pro rata share of approximately 0.7%, or 525,000 Common Shares, RCF Lenders who agreed to backstop the Rights Offering received their pro rata share of 0.07%, or 49,500 of Common Shares and approximately $1.2 million in First Lien Notes as a backstop premium;

•Senior noteholders, solely with respect to Pride International LLC's 6.875% senior notes due 2020 and 7.875% senior notes due 2040, Ensco International 7.20% Debentures due 2027, and the 4.875% senior notes due 2022, 4.75% senior notes due 2024, 7.375% senior notes due 2025, 5.4% senior notes due 2042 and 5.85% senior notes due 2044, received an aggregate cash payment of $26.0 million in connection with settlement of certain alleged claims against the Company;

•The two RCF Lenders who chose to participate in the Rights Offering received their pro rata share of (1) 5.3%, or 4,005,000 of Common Shares (2) approximately 2.427% of the First Lien Notes (and associated Common Shares), (3) $7.8 million in cash, and (4) their pro rata share of the backstop premium. The RCF Lenders who entered into the amended restructuring support agreement and elected not to participate in the Rights Offering received their pro rata share of (1) 22.980%, or 17,235,000 of Common Shares and (2) $96.1 million in cash;

•Holders of general unsecured claims will receive payment in full within ninety days after the later of (a) the Effective Date and (b) the date such claim comes due;

•375,000 Common Shares were issued and $5.0 million was paid to Daewoo Shipbuilding & Marine Engineering Co., Ltd (the "Shipyard");

•Legacy Valaris Class A ordinary shares were cancelled and holders received 5,645,161 in Warrants exercisable for one Common Share per Warrant at initial exercise price of $131.88 per Warrant, in each case as may be adjusted from time to time pursuant to the applicable warrant agreement. The Warrants are exercisable for a period of seven years and will expire on April 29, 2028;

•All equity-based awards of Legacy Valaris that were outstanding were cancelled;

•On the Effective Date, Valaris entered into a registration rights agreement with certain parties who received Common Shares;

•On the Effective Date, Valaris entered into a registration rights agreement with certain parties who received First Lien Notes; and

•There were no borrowings outstanding against our debtor-in-possession ("DIP") facility and there were no DIP claims that were not due and payable on, or that otherwise survived, the Effective Date. The DIP Credit Agreement terminated on the Effective Date.

Management Incentive Plan

In accordance with the plan of reorganization, Valaris adopted the Valaris Limited 2021 Management Incentive Plan (the “MIP”) as of the Effective Date and authorized and reserved 8,960,573 Common Shares for issuance pursuant to equity incentive awards to be granted under the MIP, which may be in the form of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and cash awards or any combination thereof.

Liabilities Subject to Compromise

The Debtors' pre-petition unsecured senior notes and related unpaid accrued interest as of the Petition Date were classified as Liabilities Subject to Compromise on our Condensed Consolidated Balance Sheets as of December 31, 2020. The liabilities were reported at the amounts expected to be allowed as claims by the Bankruptcy Court.

Liabilities subject to compromise at December 31, 2020 (Predecessor) consisted of the following (in millions):

6.875% Senior notes due 2020	$122.9
4.70% Senior notes due 2021	100.7
4.875% Senior notes due 2022	620.8
3.00% Exchangeable senior notes due 2024	849.5
4.50% Senior notes due 2024	303.4
4.75% Senior notes due 2024	318.6
8.00% Senior notes due 2024	292.3
5.20% Senior notes due 2025	333.7
7.375% Senior notes due 2025	360.8
7.75% Senior notes due 2026	1,000.0
7.20% Debentures due 2027	112.1
7.875% Senior notes due 2040	300.0
5.40% Senior notes due 2042	400.0
5.75% Senior notes due 2044	1,000.5
5.85% Senior notes due 2044	400.0
Amounts drawn under the Revolving Credit Facility	581.0
Accrued Interest on Senior Notes and Revolving Credit Facility	203.5
Rig holding costs(1)	13.9
Total liabilities subject to compromise	$7,313.7
(1)    Represents the holding costs incurred to maintain VALARIS DS-13 and VALARIS DS-14 in the shipyard.

The contractual interest expense on the outstanding Senior Notes and the Revolving Credit Facility was in excess of recorded interest expense by $32.6 million and $132.9 million for the one month and four months ended April 30, 2021, respectively. This excess contractual interest was not included as interest expense on our Condensed Consolidated Statements of Operations, as we had discontinued accruing interest on the Predecessor's Senior Notes and Revolving Credit Facility subsequent to the Petition Date. The Predecessor discontinued making interest payments on our unsecured senior notes beginning in June 2020.

Reorganization Items

Expenditures, gains and losses that are realized or incurred by the Debtors as of or subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are reported as Reorganization items, net in our Condensed Consolidated Statement of Operations for the two months ended June 30, 2021 (Successor) and one month and four months ended April 30, 2021 (Predecessor). These costs include professional advisory service fees pertaining to the Chapter 11 Cases, contract items related to rejecting certain operating leases ("Contract items") and the effects of the emergence from bankruptcy, including the application of fresh start accounting.

The components of reorganization items, net were as follows (in millions):

	Successor	Predecessor
	Two Months Ended June 30, 2021	One Month Ended April 30, 2021	Four Months Ended April 30, 2021
Professional fees	$5.6	$45.6	$93.4
Contract items	(1.5)	—	3.9
Reorganization items (fees)	4.1	45.6	97.3

Contract items	—	—	.5
Backstop premium	—	30.0	30.0
Gain on settlement of liabilities subject to compromise	—	(6,139.0)	(6,139.0)
Issuance of Common Shares for backstop premium	—	29.1	29.1
Issuance of Common Shares to the Shipyard	—	5.4	5.4
Write-off of unrecognized share-based compensation expense	—	16.0	16.0
Impact of newbuild contract amendments	—	350.7	350.7
Loss on fresh start adjustments	—	9,194.6	9,194.6
Reorganization items (non-cash)	—	3,486.8	3,487.3

Total reorganization items, net	$4.1	$3,532.4	$3,584.6

Reorganization items (fees) unpaid	$2.2	$12.2	$38.3
Reorganization items (fees) paid	$1.9	$33.4	$59.0

Note 3 -Fresh Start Accounting

Applicability of Fresh Start Accounting

Upon emergence from bankruptcy, we qualified for and applied fresh start accounting, which resulted in the Company becoming a new entity for financial reporting purposes because (1) the holders of the then existing Class A ordinary shares of the Predecessor received less than 50 percent of the new common shares of the Successor outstanding upon emergence and (2) the reorganization value of the Company’s assets immediately prior to confirmation of the plan of reorganization was less than the total of all post-petition liabilities and allowed claims.

The reorganization value derived from the range of enterprise values associated with the plan of reorganization was allocated to the Company’s identifiable tangible and intangible assets and liabilities based on their fair values (except for deferred income taxes). The amount of deferred income taxes recorded was determined in accordance with the applicable income tax accounting standard. The April 30, 2021 fair values of the Company’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets.

Reorganization Value

The reorganization value represents the fair value of the Successor's total assets and was derived from the enterprise value associated with the plan of reorganization, which represents the estimated fair value of an entity's long-term debt and equity less unrestricted cash upon emergence from chapter 11. As set forth in the disclosure statement and approved by the bankruptcy court, third-party valuation advisors estimated the enterprise value to be between $1,860.0 million and $3,145.0 million. The enterprise value range of the reorganized Debtors was determined primarily by using a discounted cash flow analysis. The value agreed in the plan of reorganization is indicative of an enterprise value at the low end of this range, or $1,860.0 million.

The following table reconciles the enterprise value to the estimated fair value of Successor Common Shares as of the Effective Date (in millions, except per share value):

April 30, 2021
Enterprise Value	$1,860.0
Plus: Cash and cash equivalents	607.6
Less: Fair value of debt	(544.8)
Less: Warrants	(16.4)
Less: Noncontrolling interest	1.1
Less: Pension and other post retirement benefits liabilities	(189.0)
Less: Adjustments not contemplated in Enterprise Value	(639.0)
Fair value of Successor Common Shares	$1,079.5
Shares issued upon emergence	75
Per share value	$14.39

The following table reconciles the enterprise value to the reorganization value as of the Effective Date (in millions):

April 30, 2021
Enterprise Value	$1,860.0
Plus: Cash and cash equivalents	607.6
Plus: Non-interest bearing current liabilities	346.0
Less: Adjustments not contemplated in Enterprise Value	(218.0)
Reorganization value of Successor assets	$2,595.6

Adjustments not contemplated in Enterprise Value represent certain obligations of the Successor that were either not contemplated or contemplated in a different amount in the forecasted cash flows of the enterprise valuation performed by third-party valuation advisors that had they incorporated those anticipated cash flows into their analysis, the resulting valuation would have been different. For the reconciliation of Reorganization value of Successor assets, this item includes certain tax balances, contract liabilities, as well as an adjustment for the fair value of pension obligations. The reconciliation to Successor Common Share value includes these same reconciling items as well as other current and non-current liabilities of the Successor at the emergence.

The enterprise value and corresponding implied equity value are dependent upon achieving the future financial results set forth in the valuation utilizing assumptions regarding future day rates, utilization, operating costs and capital requirements as of the emergence date. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, there is no assurance that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially.

Valuation Process

The fair values of the Company's principal assets and liabilities including property, plant and equipment as well as our 50% equity interest in Saudi Aramco Rowan Offshore Drilling Company ("ARO") and our notes receivable from ARO, the First Lien Notes, pensions and Warrants were estimated with the assistance of third-party valuation advisors.

Property, Plant and Equipment

The valuation of the Company’s drilling rigs was estimated by using an income approach or estimated sales price. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including, in the case of an income approach, assumptions regarding future day rates, utilization, operating costs, reactivation costs and capital requirements. In developing these assumptions, forecasted day rates and utilization took into account current market conditions and our anticipated business outlook. The cash flows were discounted at our weighted average cost of capital ("WACC"), which was derived from a blend of our after-tax cost of debt and our cost of equity, and computed using public share price information for similar offshore drilling market participants, certain U.S. Treasury rates and certain risk premiums specific to the Company.

Our remaining property and equipment including owned real estate and other equipment was valued using a cost approach, in which the estimated replacement cost of the assets was adjusted for physical depreciation and obsolescence, where applicable, to arrive at estimated fair value.

The estimated fair value of our property and equipment includes an adjustment to reconcile to our reorganization value.

Notes Receivable from ARO

The fair value of the long-term notes receivable from ARO was estimated using an income approach to value the forecasted cash flows attributed to the note receivable using a discount rate based on a comparable yield with a country-specific risk premium.

Investment in ARO

We estimated the fair value of the equity investment in ARO primarily by applying an income approach, using projected discounted cash flows of the underlying assets, a risk-adjusted discount rate and an estimated effective income tax rate.

First Lien Notes

The fair value of the First Lien Notes was determined to approximate the par value based on third-party valuation advisors’ analysis of the Company’s collateral coverage, financial metrics, and interest rate for the First Lien Notes relative to market rates of recent placements of a similar term for industry participants with similar credit risk.

Pensions

Our pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, annual compensation increases, mortality rates and other factors. Upon emergence, our pension and other post retirement plans were remeasured as of the Effective Date. Key assumptions at the Effective Date included (1) a weighted average discount rate of 2.81% to determine pension benefit obligations and (2) an expected long-term rate of return on pension plan assets of 6.03% to determine net periodic pension cost.

Warrants

The fair value of the Warrants was determined using an option pricing model considering the contractual terms of the Warrant issuance. The key market data assumptions for the option pricing model are the estimated volatility and the risk-free rate. The volatility assumption was estimated using market data for offshore drilling market participants with consideration for differences in leverage. The risk-free rate assumption was based on U.S. Treasury Constant Maturity rates with a comparable term.

Condensed Consolidated Balance Sheet

The adjustments included in the following condensed consolidated balance sheet reflect the effects of the transactions contemplated by the plan of reorganization and executed by the Company on the Effective Date (reflected in the column “Reorganization Adjustments”), and fair value and other required accounting adjustments resulting from the adoption of fresh start accounting (reflected in the column “Fresh Start Accounting Adjustments”). The explanatory notes provide additional information with regard to the adjustments recorded.

	As of April 30, 2021
	Predecessor	Reorganization Adjustments		Fresh Start Accounting Adjustments		Successor

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$280.2	$327.4	(a)	$—		$607.6
Restricted cash	45.7	42.7	(b)	—		88.4
Accounts receivable, net	425.9	—		—		425.9
Other current assets	370.1	1.5	(c)	(281.1)	(o)	90.5
Total current assets	1,121.9	371.6		(281.1)		1,212.4
PROPERTY AND EQUIPMENT, NET	10,026.4	(417.6)	(d)	(8,699.7)	(p)	909.1
LONG-TERM NOTES RECEIVABLE FROM ARO	442.7	—		(214.4)	(q)	228.3
INVESTMENT IN ARO	123.9	—		(43.4)	(r)	80.5
OTHER ASSETS	166.4	(10.0)	(e)	8.9	(s)	165.3
	$11,881.3	$(56.0)		$(9,229.7)		$2,595.6
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$161.5	$13.1	(f)	$(0.5)	(t)	$174.1
Accrued liabilities and other	290.7	(12.4)	(g)	(61.8)	(u)	216.5
Total current liabilities	452.2	0.7		(62.3)		390.6
LONG-TERM DEBT	—	544.8	(h)	—		544.8
OTHER LIABILITIES	706.2	(55.2)	(i)	(85.6)	(v)	565.4
Total liabilities not subject to compromise	1,158.4	490.3		(147.9)		1,500.8
LIABILITIES SUBJECT TO COMPROMISE	7,313.7	(7,313.7)	(j)	—		—
COMMITMENTS AND CONTINGENCIES
VALARIS SHAREHOLDERS' EQUITY
Predecessor Class A ordinary shares	82.5	(82.5)	(k)	—		—
Predecessor Class B ordinary shares	0.1	(0.1)	(k)	—		—
Successor common shares	—	0.8	(l)	—		0.8
Successor stock warrants	—	16.4	(m)	—		16.4
Predecessor additional paid-in capital	8,644.0	(8,644.0)	(k)	—		—
Successor additional paid-in capital	—	1,078.7	(l)	—		1,078.7
Retained deficit	(5,147.4)	14,322.6	(n)	(9,175.2)	(w)	—
Accumulated other comprehensive loss	(93.4)	—		93.4	(x)	—
Predecessor treasury shares	(75.5)	75.5	(k)	—		—
Total Valaris shareholders' equity	3,410.3	6,767.4		(9,081.8)		1,095.9
NONCONTROLLING INTERESTS	(1.1)	—		—		(1.1)
Total equity	3,409.2	6,767.4		(9,081.8)		1,094.8
	$11,881.3	$(56.0)		$(9,229.7)		$2,595.6

Reorganization Adjustments

(a)Cash

Represents the reorganization adjustments (in millions):

Receipt of cash for First Lien Notes	$500.0
Loan proceeds from backstop lenders	20.0
Funds received for liquidation of rabbi trust related to certain employee benefits	17.6
PaymentsPayments to Predecessor Creditors	(129.9)
Transfer of funds for payment of certain professional fees to escrow account	(42.7)
Payment for certain professional services fees	(29.0)
Various other	(8.6)
$327.4

(b)Restricted cash

Reflects the reorganization adjustment to record the transfer of cash for payment of certain professional fees to restricted cash, which will be held in escrow until billings from professionals have been received and reconciled at which time the funds in the account will be released.

(c)Other current asset

Reflects certain prepayments incurred upon emergence.

(d)Property and Equipment, net

Reflects the reorganization adjustment to remove $417.6 million of work-in-process related to the Newbuild Rigs. These values have been removed from property and equipment, net, based on the terms of the amended agreements with the Shipyard. As a result of the option to take delivery, we removed the historical work-in-process balances from the balance sheet.

(e)Other assets

Represents the reorganization adjustments (in millions):

Liquidation of rabbi trust related to certain employee benefits	$(17.6)
Elimination of right-of-use asset associated with Newbuild Rigs	(5.5)
Fair value of options to purchase Newbuild Rigs	13.1
$(10.0)

Our supplemental executive retirement plans (the "SERPs") are non-qualified plans that provided eligible employees an opportunity to defer a portion of their compensation for use after retirement. The SERPs were frozen to the entry of new participants in November 2019 and to future compensation deferrals as of January 1, 2020. Upon emergence, assets previously held in a rabbi trust maintained for the SERP were liquidated and the SERPs were amended.

In accordance with the amended agreement with the Shipyard, our leases were terminated and we have eliminated the historical right-of-use asset associated with the berthing locations of VALARIS DS-13 and VALARIS DS-14.

Additionally, upon effectiveness of the plan of reorganization, the amended agreement with the Shipyard provides the Company with the option to purchase the Newbuild Rigs. The reorganization adjustments include a Contract Intangible asset that reflects the fair value of the option to purchase the Newbuild Rigs and embedded feature related to the ability, under the amended agreements with the Shipyard, for the equity issued pursuant to this arrangement to be put to the Company for $8.0 million of consideration for each rig, should we choose to take delivery.

(f)Accounts payable - trade

Reflects the following reorganization adjustments (in millions):

Professional fees incurred upon emergence	$26.1
Payment of professional fees incurred prior to emergence	(12.6)
Payment of certain accounts payable incurred prior to emergence	(0.4)
$13.1

(g)Accrued liabilities and other

Reflects the following reorganization adjustments (in millions):

Elimination of lease liabilities associated with Newbuild Rigs	$(5.0)
Elimination of accrued post-petition holding costs associated with Newbuild Rigs	(4.1)
Payment of certain accrued liabilities incurred prior to emergence	(3.3)
$(12.4)

In accordance with the amended agreement with the Shipyard, our leases were terminated and we have eliminated the historical lease liability associated with the berthing locations of VALARIS DS-13 and VALARIS DS-14. Accrued post-petition holding costs have also been eliminated as a result of the amendments executed upon emergence. Additionally, reorganization adjustments to accrued liabilities and other includes an amount primarily related to payment of professional fees incurred prior to emergence.

(h)Long-term debt

    Reflects the reorganization adjustment to record the issuance of the $550.0 million aggregate principal amount of First Lien Notes and debt issuance costs of $5.2 million.

(i)Other liabilities

Reflects the following reorganization adjustments (in millions):

Elimination of construction contract intangible liabilities associated with Newbuild Rigs	$(49.9)
Elimination of accrued post-petition holding costs associated with Newbuild Rigs	(4.7)
Elimination of lease liabilities associated with Newbuild Rigs	(0.6)
$(55.2)

The reorganization adjustments to other liabilities primarily relate to the elimination of construction contract intangibles associated with the Newbuild Rigs. These construction contract intangible liabilities were recorded in purchase accounting for the original contracting entity. As the amended contract is structured as an option whereby we have the right, not the obligation to take delivery of the rigs, there is no longer an intangible liability associated with the contracts and it has been eliminated from the financial statements.

We have eliminated the historical lease liability associated with the berthing locations of VALARIS DS-13 and VALARIS DS-14 and accrued post-petition holding costs as described in (g) above.

(j) Liabilities subject to compromise

Reflects the following reorganization adjustments (in millions):

Settlement of liabilities subject to compromise	$7,313.7
Issuance of common stock to Predecessor creditors	(721.0)
Issuance of common stock to backstop parties	(323.8)
Payment to Predecessor creditors	(129.9)
Gain on settlement of liabilities subject to compromise	$6,139.0

(k)Predecessor ordinary shares, additional paid-in capital and treasury shares

Represents the cancellation of the Predecessor's common shares of $82.6 million, additional paid-in capital of $8,644.0 million and treasury stock of $75.5 million.

(l)Successor common shares and additional paid-in capital

Represents par value of 75 million new Common Shares of $0.8 million and capital in excess of par value of $1,078.7 million.

(m)Successor stock warrants

On the Effective Date and pursuant to the plan of reorganization, Valaris issued an aggregate of 5.6 million Warrants exerciseable for up to an aggregate of 5.6 million Common Shares to former holders of Legacy Valaris's equity interests. The fair value of the Warrants as of the Effective Date was $16.4 million.

(n)Retained deficit

Represents the reorganization adjustments to total equity as follows (in millions):

Gain on settlement of liabilities subject to compromise	$(6,139.0)
Issuance of Common Shares for backstop premium	29.1
Issuance of Common Shares to the Shipyard	5.4
Write-off of unrecognized share-based compensation expense	16.0
Professional fees and success fees	35.9
Backstop premium	30.0
Impact of newbuild contract amendments	350.7
Reorganization items, net	(5,671.9)
Cancellation of Predecessor common shares	(82.6)
Cancellation of Predecessor treasury shares	75.5
Cancellation of Predecessor additional paid in capital	(7,856.4)
Cancellation of equity component of Predecessor convertible notes	(220.0)
Cancellation of Predecessor cash and equity compensation plans	(583.6)
Fair value of Warrants	16.4
$(14,322.6)

Fresh Start Adjustments

(o) Other current assets

Reflects the fresh start adjustments to record the estimated fair value of other current assets as follows (in millions):

Elimination of materials and supplies	$(260.8)
Elimination of historical deferred contract drilling expenses	(20.3)
$(281.1)

Primarily reflects the fresh start adjustment to eliminate the Valaris historical balance for materials and supplies as the result of a change in accounting policy upon emergence.

    The fresh start adjustment for the elimination of historical deferred contract drilling expenses primarily relates to deferred mobilization costs, deferred contract preparation costs. and deferred certification costs. Costs incurred for mobilization and contract preparation prior to the commencement of drilling services are deferred and subsequently amortized over the term of the related drilling contract. Additionally, we must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. These deferred costs have no future economic benefit to Valaris and are eliminated from the fresh start financial statements.

(p) Property and equipment, net

    Reflects the fresh start adjustments to historical amounts to record the estimated fair value of property and equipment.

(q) Long-term notes receivable from ARO

    Reflects the fresh start adjustment to record the estimated fair value of the long-term notes receivable from ARO. The fair value of the long-term notes receivable from ARO was estimated using an income approach to value the forecasted cash flows attributed to the note receivable using a discount rate based on comparable yield with a country-specific risk premium.

(r) Investment in ARO

    Reflects the fresh start adjustment to record the estimated fair value of the equity investment in ARO.

(s) Other assets

Reflects the fresh start adjustments to record the estimated fair value of other assets as follows (in millions):

Deferred tax impacts of certain fresh start adjustments	$21.1
Fair value of contracts with customers	8.5
Fair value adjustments to right-of-use assets	0.4
Elimination of historical deferred contract drilling expenses	(16.5)
Elimination of other deferred costs	(4.6)
$8.9

    The fresh start adjustment for deferred income tax assets represents the estimated incremental deferred income taxes, which reflects the tax effect of the differences between the estimated fair value of certain assets and liabilities recorded under fresh start accounting and the carryover tax basis of those assets and liabilities.

The fresh start adjustment to record the estimated fair value of contracts with customers represents the intangible assets recognized for firm customer contracts in place at the balance sheet date that have favorable contract terms as compared to current market day rates for comparable drilling rigs. The various factors considered in the adjustment are (1) the contracted day rate for each contract, (2) the remaining term of each contract, (3) the rig class and (4) the market conditions for each respective rig class at the emergence date. The intangible assets are computed based on the present value of the difference in cash inflows over the remaining contract term as compared to a hypothetical contract with the same remaining term at an estimated current market day rate using a risk-adjusted discount rate and an estimated effective income tax rate. This balance will be amortized to operating revenues over the respective remaining contract terms on a straight-line basis.

The fresh start adjustment to right-of-use assets reflects the remeasuring our operating leases as of the emergence date. Certain operating leases had unfavorable terms as of the emergence date, and as a result the right-of-use asset for such leases does not equal the lease liability upon emergence.

The fresh start adjustment to eliminate historical deferred contract drilling expenses reflects the noncurrent portion of historical deferred contract drilling expenses described in (n) above as well as the elimination of customer contract intangibles previously recorded in purchase accounting.

The fresh start adjustments to eliminate other deferred costs reflect non-operational deferred costs that have no future economic benefit to Valaris.

(t) Accounts payable - trade

The fresh start adjustment to accounts payable trade reflects the write off of certain deferred amounts related to our operating leases. This value was eliminated through the remeasurement of our leases as of the emergence date.

(u)Accrued liabilities and other

Reflects the fresh start adjustments to record the estimated fair value of current liabilities as follows (in millions):

Elimination of customer payable balance	$(36.8)
Elimination of historical deferred revenues	(25.9)
Fair value of contracts with customers	0.5
Fair value adjustment to lease liabilities	0.4
$(61.8)

    The fresh start adjustment to eliminate the customer payable balance is related to a fresh start adjustment made to present the balance on a net basis.

    The fresh start adjustment to eliminate historical deferred revenues is primarily related to amounts previously received for the reimbursement for capital upgrades, upfront contract deferral fees and mobilization. Such amounts are deferred and subsequently amortized over the term of the related drilling contract. The deferred revenue does not represent future performance obligations of Valaris and are eliminated as fresh accounting adjustments.

The fresh start adjustment to record the estimated fair value of contracts with customers reflects the intangible liabilities recognized for firm customer contracts that have unfavorable contract terms as compared to current market day rates for comparable assets. The various factors considered in the adjustment are (1) the contracted day rate for each contract, (2) the remaining term of each contract, (3) the rig class and (4) the market conditions for each respective rig class at the emergence date. The intangible liabilities are computed based on the present value of the difference in cash inflows over the remaining contract term as compared to a hypothetical contract with the same remaining term at an estimated current market day rate using a risk-adjusted discount rate and an estimated effective income tax rate. This balance will be amortized to operating revenues over the respective remaining contract terms on a straight-line basis.

The fresh start adjustment to lease liabilities reflects the remeasuring of our operating leases as of the emergence date.

(v)Other liabilities

    Reflects the fresh start adjustments to record the estimated fair value of other liabilities as follows (in millions):

Adjustment to fair value of pension and other post-retirement plan liabilities	$(82.7)
Elimination of historical deferred revenue	(5.9)
Deferred tax impacts of certain fresh start adjustments	1.7
Fair value adjustments to lease liabilities	1.1
Fair value adjustments to other liabilities	0.2
$(85.6)

The fresh start adjustment to fair value pension and other post-retirement plan liabilities results from the remeasurement of the pension and other post-retirement benefit plans at the emergence date.

    The fresh start adjustment to eliminate deferred revenues reflects the noncurrent portion of deferred revenues described in (t) above.

The fresh start adjustment for deferred income tax liabilities represents the estimated incremental deferred taxes, which reflects the tax effect of the differences between the estimated fair value certain assets and liabilities recorded under fresh start accounting and the carryover tax basis of those assets and liabilities.

The fresh start adjustment to lease liabilities reflects the remeasuring of our operating leases as of the Effective Date.

(w)Retained Deficit

Reflects the fresh start adjustments to retained deficit as follows (in millions):

Fair value adjustments to prepaid and other current assets	$(281.1)
Fair value adjustments to property	(8,699.7)
Fair value of intangible assets	8.5
Fair value adjustment to investment in ARO	(43.4)
Fair value adjustment to note receivable from ARO	(214.4)
Fair value adjustments to other assets	(20.7)
Fair value adjustments to other current liability	62.8
Fair value of intangible liabilities	(0.5)
Fair value adjustment to other liabilities	87.3
Elimination of Predecessor accumulated other comprehensive loss	(93.4)
Total fresh start adjustments included in reorganization items, net	$(9,194.6)
Tax impact of fresh start adjustments	19.4
$(9,175.2)

(x)Accumulated other comprehensive loss

Reflects the fresh start adjustments for the elimination of Predecessor accumulated other comprehensive loss through reorganization items, net.

Note 4 -Revenue from Contracts with Customers

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

The amount estimated for variable consideration is only recognized as revenue to the extent that it is probable that a significant reversal will not occur during the contract term. We have applied the optional exemption afforded in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and have not disclosed the variable consideration related to our estimated future day rate revenues. The remaining duration of our drilling contracts based on those in place as of June 30, 2021 was between approximately one month and three years.

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

As of June 30, 2021 and December 31, 2020, we have a contract liability with ARO, our 50/50 joint venture with Saudi Aramco, representing the difference between the amounts billed under the Lease Agreements and lease revenues earned up to the respective date. See “Note 5 – Equity Method Investment in ARO" for additional details regarding our balances with ARO.

The following table summarizes our contract assets and contract liabilities (in millions):

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Current contract assets	$3.1	$1.4
Noncurrent contract assets	$—	$.4
Current contract liabilities (deferred revenue)	$35.2	$57.6
Noncurrent contract liabilities (deferred revenue)	$10.2	$14.3

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2020 (Predecessor)	$1.8	$71.9
Revenue recognized in advance of right to bill customer	2.3	—
Increase due to cash received	—	10.2
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(14.8)
Decrease due to transfer to receivables during the period	(1.6)	—
Fresh start accounting revaluation	(.3)	(31.6)
Balance as of April 30, 2021 (Predecessor)	$2.2	$35.7

Balance as of May 1, 2021 (Successor)	$2.2	$35.7
Revenue recognized in advance of right to bill customer	.9	—
Increase due to cash received	—	10.3
Decrease due to amortization of deferred revenue that was added during the period	—	(.6)
Balance as of June 30, 2021 (Successor)	$3.1	$45.4

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Demobilization costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred. Deferred contract costs were included in other current assets and other assets on our Condensed Consolidated Balance Sheets and totaled $20.8 million and $13.8 million as of June 30, 2021

(Successor) and December 31, 2020 (Predecessor), respectively. For the Successor, during the two months ended June 30, 2021, amortization of such costs totaled $3.6 million. For the Predecessor, during the one month and four months ended April 30, 2021, amortization of such costs totaled $1.8 million and $7.6 million, respectively. During the three and six months ended June 30, 2020, amortization of such costs for the Predecessor totaled $17.5 million and $28.9 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in other current assets and other assets on our Condensed Consolidated Balance Sheets and totaled $1.3 million and $8.4 million as of June 30, 2021 (Successor) and December 31, 2020 (Predecessor), respectively. For the Successor, during the two months ended June 30, 2021, amortization of these costs totaled $0.6 million. For the Predecessor, during the one month and four months ended April 30, 2021, amortization of these cost totaled $0.5 million and $3.1 million, respectively. During the three and six months ended June 30, 2020, amortization of such costs for the Predecessor totaled $2.6 million and $5.7 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

Our contract liabilities and deferred costs are amortized on a straight-line basis over the contract term or corresponding certification period to operating revenues and contract drilling expense, respectively, with the exception of the contract liabilities related to our Lease Agreements with ARO which would not be contractually payable until the end of the lease term or termination, if sooner. Expected future amortization for the Successor of our contract liabilities and deferred costs recorded as of June 30, 2021 is set forth in the table below (in millions):

	Remaining 2021	2022	2023	2024 and Thereafter	Total
Amortization of contract liabilities	$33.7	$11.0	$.7	$—	$45.4
Amortization of deferred costs	$14.0	$8.1	$—	$—	$22.1

Note 5 -Equity Method Investment in ARO

Background

ARO, a company that owns and operates offshore drilling rigs in Saudi Arabia, was formed and commenced operations in 2017 pursuant to the terms of an agreement entered into by Rowan Companies Limited (formerly Rowan Companies plc) ("Rowan") and Saudi Aramco to create a 50/50 joint venture ("Shareholder Agreement"). Pursuant to our completion of the combination with Rowan (the "Rowan Transaction") on April 11, 2019 (the "Transaction Date"), Valaris acquired Rowan's interest in ARO making Valaris a 50% partner. ARO owns seven jackup rigs, has ordered two newbuild jackup rigs, and leases nine rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO. As of June 30, 2021, all nine of the leased rigs were operating under three-year drilling contracts with Saudi Aramco. The seven rigs owned by ARO, previously purchased from Rowan and Saudi Aramco, are currently operating under contracts with Saudi Aramco for an aggregate 15 years provided that the rigs meet the technical and operational requirements of Saudi Aramco.
Valaris and Saudi Aramco have agreed to take all steps necessary to ensure that ARO purchases 20 newbuild jackup rigs ratably over an approximate 10-year period. In January 2020, ARO ordered the first two newbuild jackups, each with a shipyard price of $176.0 million, for delivery scheduled in 2022. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash from ARO's operations and/or funds available from third-party debt financing. In the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Each partner's commitment shall be reduced by the actual cost of each newbuild rig, on a proportionate basis. The joint venture partners agreed that Saudi Aramco, as a customer, will provide drilling contracts to ARO in connection with the acquisition of the newbuild rigs. The initial contracts provided by Saudi Aramco for each of the newbuild rigs will be for an eight-year term. The day rate for the initial contracts for each newbuild rig will be determined using a pricing mechanism that targets a six-year payback period for construction costs on an EBITDA basis. The initial eight-year contracts will be followed by a minimum of another eight years of term, re-priced in three-year intervals based on a market pricing mechanism.
Upon establishment of ARO, Rowan entered into (1) an agreement to provide certain back-office services for a period of time until ARO develops its own infrastructure (the "Transition Services Agreement"), and (2) an agreement to provide certain Rowan employees through secondment arrangements to assist with various onshore and offshore services for the benefit of ARO (the "Secondment Agreement"). These agreements remained in place subsequent to the Rowan Transaction. Pursuant to these agreements, we or our seconded employees provided various services to ARO, and in return, ARO provided remuneration for those services. During the quarter ended June 30, 2020, almost all remaining employees seconded to ARO became employees of ARO. Additionally, our services to ARO under the Transition Services Agreement were completed as of December 31, 2020.

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

Summarized financial information for ARO is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues	$124.8	$146.0	$247.5	$286.3
Operating expenses
Contract drilling (exclusive of depreciation)	92.7	112.5	179.0	220.8
Depreciation	14.6	13.3	30.7	26.3
General and administrative	4.3	7.1	7.3	15.4
Operating income	13.2	13.1	30.5	23.8
Other expense, net	3.1	6.7	7.6	13.3
Provision (Benefit) for income taxes	1.9	(.2)	6.4	.7
Net income	$8.2	$6.6	$16.5	$9.8

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$318.2	$237.7
Other current assets	81.7	120.9
Non-current assets	782.8	804.0
Total assets	$1,182.7	$1,162.6

Current liabilities	$74.9	$70.8
Non-current liabilities	950.3	950.8
Total liabilities	$1,025.2	$1,021.6

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

We have an equity method investment in ARO that was recorded at its estimated fair value as of the date we acquired our 50% interest on April 11, 2019 ("Investment Date"). We computed the difference between the fair value of ARO's net assets and the carrying value of those net assets in ARO's U.S. GAAP financial statements ("basis differences") on that date. These basis differences primarily relate to ARO's long-lived assets and the recognition of intangible assets associated with certain of ARO's drilling contracts that were determined to have favorable terms. Additionally, in fresh start accounting, we have recorded our investment in ARO at its estimated fair value as of the date of emergence. Basis differences on that date primarily related to ARO's long-lived assets.

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

	Successor	Predecessor
	Two Months Ended June 30, 2021	One Month Ended April 30, 2021	Three Months Ended June 30, 2020
50% interest in ARO net income	$2.3	$1.9	$3.3
Amortization of basis differences	2.5	(.7)	(8.5)
Equity in earnings (losses) of ARO	$4.8	$1.2	$(5.2)

	Successor	Predecessor
	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021	Six Months Ended June 30, 2020
50% interest in ARO net income	$2.3	$6.0	$4.9
Amortization of basis differences	2.5	(2.9)	(16.4)
Equity in earnings (losses) of ARO	$4.8	$3.1	$(11.5)

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements, Transition Services Agreement and Secondment Agreement are as follows (in millions):

	Successor	Predecessor
	Two Months Ended June 30, 2021	One Month Ended April 30, 2021	Three Months Ended June 30, 2020
Lease revenue	$10.3	$5.1	$19.9
Secondment revenue	.4	.3	.2
Total revenue from ARO (1)	$10.7	$5.4	$20.1

	Successor	Predecessor
	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021	Six Months Ended June 30, 2020
Lease revenue	$10.3	$21.7	$41.4
Secondment and Transition Services revenue	.4	1.1	22.0
Total revenue from ARO (1)	$10.7	$22.8	$63.4

(1)    All of the revenues presented above are included in our Other segment in our segment disclosures. See "Note 15 - Segment Information" for additional information.

Amounts receivable from ARO related to the items above totaled $21.0 million and $21.6 million as of June 30, 2021 (Successor) and December 31, 2020 (Predecessor), respectively, and are included in accounts receivable, net, on our Condensed Consolidated Balance Sheets.

We had $38.6 million and $30.9 million of Contract Liabilities related to our Lease Agreements with ARO as of June 30, 2021 (Successor) and December 31, 2020 (Predecessor), respectively.

During 2017 and 2018, Rowan contributed cash to ARO in exchange for 10-year shareholder notes receivable at a stated interest rate of LIBOR plus two percent. As of June 30, 2021 (Successor) and December 31, 2020 (Predecessor), the carrying amount of the long-term notes receivable from ARO was $234.3 million and $442.7 million, respectively. The notes receivable were adjusted to fair value as of the emergence date. The discount to the carrying amount will be amortized using the effective interest method to interest income over the remaining terms of the notes. The Shareholders’ Agreement prohibits the sale or transfer of the shareholder note to a third party, except in certain limited circumstances. The notes receivable may be reduced by future Company obligations to the joint venture. Interest is recognized as interest income in our Condensed Consolidated Statement of Operations. For the Successor, during the two months ended June 30, 2021, interest totaled $1.7 million. For the Predecessor, the one month and four months ended April 30, 2021, interest totaled $0.9 million and $3.5 million respectively. Interest totaled $4.6 million and $9.2 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021 (Successor), our interest receivable from ARO was $5.2 million, which is included in Accounts receivable, net, on our Condensed Consolidated Balance Sheet. There was no interest receivable from ARO as of December 31, 2020 (Predecessor).

Maximum Exposure to Loss

The following table summarizes the total assets and liabilities as reflected in our Condensed Consolidated Balance Sheets as well as our maximum exposure to loss related to ARO (in millions). Our maximum exposure to loss is limited to (1) our equity investment in ARO; (2) the outstanding balance on our shareholder notes receivable; and (3) other receivables and contract assets related to services provided to ARO, partially offset by contract liabilities as well as payables for services received. Contract liabilities related to our Lease Agreements are subject to adjustment during the lease term. The per day bareboat charter amount in the Lease Agreements is subject to adjustment based on actual performance of the respective rig.

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Total assets	$340.7	$585.2
Less: total liabilities	38.6	30.9
Maximum exposure to loss	$302.1	$554.3

Note 6 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2020 (Predecessor)
Supplemental executive retirement plan assets	22.6	—	—	22.6
Total financial assets	$22.6	$—	$—	$22.6

Supplemental Executive Retirement Plan Assets

Our supplemental executive retirement plans (the "SERP") are non-qualified plans that provided eligible employees an opportunity to defer a portion of their compensation for use after retirement. The SERP were frozen to the entry of new participants in November 2019 and to future compensation deferrals as of January 1, 2020. Assets held in a rabbi trust maintained for the SERP are marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our Condensed Consolidated Balance Sheets as of December 31, 2020. The fair value measurements of assets held in the SERP were based on quoted market prices. Pursuant to the plan of reorganization, the assets held in the rabbi trust maintained for the SERP were liquidated upon emergence from Chapter 11 Cases and used to satisfy the claims of creditors.

Other Financial Instruments

The carrying values and estimated fair values of our debt instruments were as follows (in millions):

	Successor		Predecessor
	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured first lien notes due 2028	$544.8	$570.1	$—	$—
6.875% Senior notes due 2020	—	—	122.9	8.6
4.70% Senior notes due 2021	—	—	100.7	4.5
4.875% Senior notes due 2022	—	—	620.8	32.9
3.00% Exchangeable senior notes due 2024(1)	—	—	849.5	76.5
4.50% Senior notes due 2024	—	—	303.4	13.7
4.75% Senior notes due 2024	—	—	318.6	18.8
8.00% Senior notes due 2024	—	—	292.3	12.9
5.20% Senior notes due 2025	—	—	333.7	12.7
7.375% Senior notes due 2025	—	—	360.8	20.9
7.75% Senior notes due 2026	—	—	1,000.0	44.0
7.20% Debentures due 2027	—	—	112.1	5.7
7.875% Senior notes due 2040	—	—	300.0	21.0
5.40% Senior notes due 2042	—	—	400.0	23.6
5.75% Senior notes due 2044	—	—	1,000.5	38.0
5.85% Senior notes due 2044	—	—	400.0	26.0
Amounts borrowed under Revolving Credit Facility(2)	—	—	581.0	581.0
Total debt	$544.8	$570.1	$7,096.3	$940.8
Less : Liabilities Subject to Compromise(3)	—	—	7,096.3	940.8
Total long-term debt	$544.8	$570.1	$—	$—

(1)    For the Predecessor, the 3% exchangeable senior notes due 2024 (the "2024 Convertible Notes") were exchangeable into cash, our Class A ordinary shares or a combination thereof. The 2024 Convertible Notes were separated, at issuance, into their liability and equity components on our Condensed Consolidated Balance Sheet. The equity component was initially recorded to additional paid-in capital and as a debt discount and the discount was being amortized to interest expense over the life of the instrument. As discussed above, the carrying amount at December 31, 2020 represented the aggregate principal amount of these notes as of the Petition Date and were classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets as of December 31, 2020. The Predecessor discontinued accruing interest on these notes as of the Petition Date. The equity component was $220.0 million and was classified as Additional Paid-in Capital as of December 31, 2020. On the Effective Date, in accordance with the plan of reorganization, all outstanding obligations under the 2024 Convertible Notes were cancelled and the equity component was written off to retained earnings.

(2)    In addition to the amount borrowed above, the Predecessor had $27.0 million in undrawn letters of credit issued under the Revolving Credit Facility as of December 31, 2020. On the emergence date, in accordance with the plan of reorganization, all undrawn letters of credit issued under the Revolving Credit Facility were collateralized pursuant to the terms of the Revolving Credit Facility. As of June 30, 2021, we had $22.0 million of collateralized letters of credit issued to lenders of the predecessor Revolving Credit Facility.

(3)     As discussed in “Note 2 - Chapter 11 Proceedings” and “Note 3 - Fresh Start Accounting,” since the commencement of the Chapter 11 Cases on August 19, 2020 and through April 30, 2021, the Company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. Accordingly, all of our long-term debt obligations were presented as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets as of December 31, 2020. All unamortized debt discounts, premiums or issuance costs related to our long-term debt obligations were written off to reorganization items as of the Petition Date in 2020.

The estimated fair values of the Successor's First Lien Notes and the Predecessor's Senior Notes were determined using quoted market prices, which are level 1 inputs. The estimated fair value of our notes receivable was estimated by using an income approach to value the forecasted cash flows attributed to the note receivable using a discount rate based on comparable yield with a country-specific risk premium

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of June 30, 2021 and December 31, 2020.

As discussed above, the carrying amount at December 31, 2020 represents the Predecessor's outstanding borrowings as of the Petition Date and are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets as of December 31, 2020. We discontinued accruing interest on our indebtedness as of the Petition Date.

Note 7 -Property and Equipment

    Property and equipment as of June 30, 2021 and December 31, 2020 consisted of the following (in millions):

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Drilling rigs and equipment	$855.8	$12,584.4
Work-in-progress	23.4	446.1
Other	35.2	178.8
	$914.4	$13,209.3

Predecessor Impairments of Long-Lived Assets

During the four months ended April 30, 2021, we recorded an aggregate pre-tax, non-cash impairment with respect to certain floaters of $756.5 million, which is included in loss on impairment in our Condensed Consolidated Statement of Operations.

During the three and six months ended June 30, 2020 we recorded an aggregate pre-tax, non-cash impairment with respect to certain floaters, jackups and spare equipment of $832.3 million and $3.6 billion respectively, which were included in loss on impairment in our Condensed Consolidated Statement of Operations.

Assets held-for-use

On a quarterly basis, we evaluate the carrying value of our property and equipment to identify events or changes in circumstances ("triggering events") that indicate the carrying value may not be recoverable. For rigs whose carrying values were determined not to be recoverable, we recorded an impairment for the difference between their fair values and carrying values.

Predecessor

During the first quarter of 2021, as a result of challenging market conditions for certain of our floaters, we revised our near-term operating assumptions which resulted in a triggering event for purposes of evaluating impairment. We determined that the estimated undiscounted cash flows were not sufficient to recover the carrying values for certain rigs and concluded they were impaired as of March 31, 2021.

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

Assets held-for-sale

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns. We continue to focus on our fleet management strategy in light of the composition of our rig fleet. While taking into account certain restrictions on the sales of assets under our First Lien Notes Indenture, see “Note 11 – Debt" for additional details on restrictions, as part of our strategy, we may act opportunistically from time to time to monetize assets to enhance stakeholder value and improve our liquidity profile, in addition to reducing holding costs by selling or disposing of older, lower-specification or non-core rigs. To this end, we continually assess our rig portfolio and actively work with our rig broker to market certain rigs.

On a quarterly basis, we assess whether any rig meets the criteria established for held-for-sale classification on our balance sheet. All rigs classified as held-for-sale are recorded at fair value, less costs to sell. We measure the fair value of our assets held-for-sale by applying a market approach based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants or a negotiated sales price. We reassess the fair value of our held-for-sale assets on a quarterly basis and adjust the carrying value, as necessary

Assets held-for-sale had an aggregate carrying value of $1.0 million and $2.3 million and is included in other assets, net, on our Condensed Consolidated Balance Sheet as of June 30, 2021 (Successor) and December 31, 2020 (Predecessor), respectively.

Note 8 -Pension and Other Post-retirement Benefits

    We have defined-benefit pension plans and a retiree medical plan that provides post-retirement health and life insurance benefits.

    The components of net periodic pension and retiree medical cost were as follows (in millions):

	Successor	Predecessor
	Two Months Ended June 30, 2021	One Month Ended April 30, 2021	Three Months Ended June 30, 2020
Service cost (1)	$—	$—	$.7
Interest cost (2)	3.8	1.6	6.4
Expected return on plan assets(2)	(6.2)	(3.0)	(9.5)
Net periodic pension and retiree medical cost (income)	$(2.4)	$(1.4)	$(2.4)

	Successor	Predecessor
	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021	Six Months Ended June 30, 2020
Service cost (1)	$—	$—	$1.3
Interest cost (2)	3.8	6.6	12.9
Expected return on plan assets(2)	(6.2)	(12.1)	(19.0)
Amortization of net loss (2)	—	.1	—
Net periodic pension and retiree medical cost (income)	$(2.4)	$(5.4)	$(4.8)

(1)Included in contract drilling and general and administrative expense in our Condensed Consolidated Statements of Operations.

(2)Included in other, net, in our Condensed Consolidated Statements of Operations.

During the two months ended June 30, 2021 (Successor), we contributed $0.6 million to our pension and other post-retirement benefit plans. During the four months ended April 30, 2021 (Predecessor), we contributed $22.5 million to our pension and other post-retirement benefit plans, of which $7.0 million and $5.3 million relate to the 2020 and 2019 plan year contributions, respectively, that were deferred under the U. S. Cares Act. Additionally, in March 2021, the American Rescue Plan Act of 2021 ("ARPA-21") was passed. ARPA-21 provides funding relief for U.S. qualified pension plans which should lower pension contribution requirements over the next few years. As a result, we will not make contributions to certain plans for the remainder of 2021. However, we expect to make contributions to certain other plans for the remainder of 2021 of approximately $1.3 million. These amounts represent the minimum contributions we are required to make under relevant statutes. We do not expect to make contributions in excess of the minimum required amounts.

Note 9 -Derivative Instruments

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

The commencement of the Chapter 11 Cases constituted a termination event with respect to the Company’s derivative instruments, which permitted the counterparties of our derivative instruments to terminate their outstanding contracts. The exercise of these termination rights are not stayed under the Bankruptcy Code and the counterparties elected to terminate their outstanding derivatives with us in September 2020. As a result, we do not have derivative assets or liabilities on our Condensed Consolidated Balance Sheets as of December 31, 2020 (Predecessor). During the four months ended April 30, 2021 (Predecessor) and two months ended June 30, 2021 (Successor), we did not enter into derivative contracts; therefore, we do not have derivative assets or liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2021.

We previously utilized cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expense and capital expenditures denominated in various currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our Condensed Consolidated Statements of Operations and comprehensive loss were as follows (in millions):

	Gain Recognized in Other Comprehensive Loss ("OCI") on Derivatives (Effective Portion)			Gain Reclassified from ("AOCI") into Income (Effective Portion)(1)
	Successor	Predecessor		Successor	Predecessor
	Two Months Ended June 30, 2021	One Month Ended April 30, 2021	Three Months Ended June 30, 2020	Two Months Ended June 30, 2021	One Month Ended April 30, 2021	Three Months Ended June 30, 2020
Foreign currency forward contracts(2)	$—	$—	$4.8	$—	$—	$(10.9)

	Loss Recognized in Other Comprehensive Loss ("OCI") on Derivatives (Effective Portion)			Gain Reclassified from ("AOCI") into Income (Effective Portion)(1)
	Successor	Predecessor		Successor	Predecessor
	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021	Six Months Ended June 30, 2020	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021	Six Months Ended June 30, 2020
Foreign currency forward contracts(3)	$—	$—	$(8.1)	$—	$(5.6)	$(11.0)

(1)Changes in the fair value of cash flow hedges are recorded in AOCI.  Amounts recorded in AOCI associated with cash flow hedges are subsequently reclassified into contract drilling, depreciation or interest expense as earnings are affected by the underlying hedged forecasted transaction.

(2)During the three months ended June 30, 2020 (Predecessor), $1.6 million of losses were reclassified from AOCI into contract drilling expense and $12.5 million of gains were reclassified from AOCI into depreciation expense in our Condensed Consolidated Statement of Operations.

(3)During the four months ended April 30, 2021 (Predecessor), $5.6 million of gains were reclassified from AOCI into impairment expense in our Condensed Consolidated Statement of Operations in connection with the impairment of certain rigs. During the six months ended June 30, 2020 (Predecessor), $2.5 million of losses were reclassified from AOCI into contract drilling expense and $13.5 million of gains were reclassified from AOCI into depreciation expense in our Condensed Consolidated Statement of Operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. Historically, we have occasionally entered into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but did not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally existed whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. Net gains of $1.4 million and $1.3 million associated with our derivatives not designated as hedging instruments were included in other, net, in our Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2020 (Predecessor), respectively.

Note 10 - Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and includes the effect of all potentially dilutive stock options and Warrants and excludes non-vested shares. For the Successor, during the two months ended June 30, 2021, our potentially dilutive instruments were not included in the computation of diluted EPS as the effect of including these shares in the calculation would have been anti-dilutive. For the Predecessor, during the one month and four months ended April 30, 2021 and three and six months ended June 30, 2020, our potentially dilutive instruments were not included in the computation of diluted EPS as the effect of including these shares in the calculation would have been anti-dilutive.

For the Successor, during the two months ended June 30, 2021, loss from continuing operations attributable to Valaris shares was $6.2 million. No amounts were allocated to non-vested share awards given that losses are not allocated to non-vested share awards.

For the Predecessor, during one month and four months ended April 30, 2021, loss from continuing operations attributable to Valaris shares was $3.6 billion and $4.5 billion respectively. No amounts were allocated to non-vested share awards in either period given that losses are not allocated to non-vested share awards. During three and six months ended June 30, 2020, loss from continuing operations attributable to Valaris shares were $1.1 billion and $4.1 billion respectively.

For the Successor, during the two months ended June 30, 2021, there were 29,000 anti-dilutive shares. For the Predecessor, during the one month and four months ended April 30, 2021, anti-dilutive share awards totaling 300,000 were excluded from the computation of diluted EPS respectively. Anti-dilutive share awards totaling 400,000 were excluded from the computation of diluted EPS for the three and six months ended June 30, 2020, respectively. Due to the net loss position, potentially dilutive share awards are excluded from the computation of diluted EPS.

On the Effective Date and pursuant to the plan of reorganization, all of the Predecessor's ordinary shares were cancelled. In accordance with the plan of reorganization, all agreements, instruments and other documents evidencing, relating or otherwise connected with any of Legacy Valaris' equity interests outstanding prior to the Effective Date, including all equity-based awards, were cancelled.
On the Effective Date and pursuant to the plan of reorganization, the Company issued 5,645,161 Warrants, to the former holders of the Company's equity interests outstanding prior to the Effective Date. The Warrants are exercisable for one Common Share per Warrant at initial exercise price of $131.88 per Warrant, in each case as may be adjusted from time to time pursuant to the applicable warrant agreement. The Warrants are exercisable for a period of seven years and will expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris’s existing shareholders.

Note 11 -Debt

First Lien Notes Indenture

On the Effective Date, in accordance with the plan of reorganization and Backstop Commitment Agreement, dated August 18, 2020 (as amended, the "BCA"), the Company consummated the rights offering of senior secured first lien notes (“First Lien Notes”) and associated shares in an aggregate principal amount of $550.0 million, In accordance with the BCA, certain holders of senior notes claims and certain holders of claims under the Revolving Credit Facility ("Backstop Parties") who provided backstop commitments received the backstop premium.

The First Lien Notes were issued pursuant to the Indenture dated April 30, 2021 (the “First Lien Notes Indenture”), among the Company, certain direct and indirect subsidiaries of the Company as guarantors, and Wilmington Savings Fund Society, FSB, as collateral agent and trustee (in such capacities, the “Collateral Agent”).

The First Lien Notes are guaranteed, jointly and severally, on a senior basis, by certain of the direct and indirect subsidiaries of the Company under the First Lien Notes Indenture. The First Lien Notes and such guarantees are secured by first-priority perfected liens on 100% of the equity interests of each Restricted Subsidiary directly owned by the Company or any guarantor and a first-priority perfected lien on substantially all assets of the Company and each guarantor of the First Lien Notes, in each case subject to certain exceptions and limitations. The following is a brief description of the material provisions of the First Lien Notes Indenture and the First Lien Notes.

The First Lien Notes are scheduled to mature on April 30, 2028. Interest on the First Lien Notes accrues, at Valaris’s option, at a rate of: (i) 8.25% per annum, payable in cash; (ii) 10.25% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be paid in kind; or (iii) 12% per annum, with the entirety of such interest to be paid in kind. The Company shall pay interest semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2021. Interest on the First Lien Notes shall accrue from the most recent date to which interest has been paid or, if no interest has been paid, from April 30, 2021. Interest shall be computed on the basis of a 360-day year of twelve 30-day months.

At any time prior to April 30, 2023, the Company may redeem up to 35% of the aggregate principal amount of the First Lien Notes at a redemption price of 104% up to the net cash proceeds received by the Company from equity offerings provided that at least 65% of the aggregate principal amount of the First Lien Notes remains outstanding and provided that the redemption occurs within 120 days after such equity offering of the Company. At any time prior to April 30, 2023 the Company may redeem the First Lien Notes at a redemption price of 104% plus a “make-whole” premium. On or after April 30, 2023, the Company may redeem all or part of the First Lien Notes at fixed redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may also redeem the First Lien Notes, in whole or in part, at any time and from time to time on or after April 30, 2026 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Notwithstanding the foregoing, if a Change of Control (as defined in the First Lien Notes Indenture, with certain exclusions as provided therein) occurs, the Company will be required to make an offer to repurchase all or any part of each note holder’s notes at a purchase price equal to 101% of the aggregate principal amount of First Lien Notes repurchased, plus accrued and unpaid interest to, but excluding, the applicable date.

The First Lien Notes Indenture contains covenants that limit, among other things, the Company’s ability and the ability of the guarantors and other restricted subsidiaries, to: (i) incur, assume or guarantee additional indebtedness; (ii) pay dividends or distributions on Equity Interests (as defined in the First Lien Notes Indenture) or redeem or repurchase Equity Interests; (iii) make investments; (iv) repay or redeem junior debt; (v) transfer or sell assets; (vi) enter into sale and lease back transactions; (vii) create, incur or assume liens; and (viii) enter into transactions with certain affiliates. These covenants are subject to a number of important limitations and exceptions.

The First Lien Notes Indenture also provides for certain customary events of default, including, among other things, nonpayment of principal or interest, breach of covenants, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a collateral document to create an effective security interest in collateral, with a fair market value in excess of a specified threshold, bankruptcy and insolvency events, cross payment default and cross acceleration, which could permit the principal, premium, if any, interest and other monetary obligations on all the then outstanding First Lien Notes to be declared due and payable immediately.

The Company incurred $5.2 million in issuance costs in association with the First Lien Notes that will be amortized into interest expense over the expected life of the notes using the effective interest method.

Predecessor Debtor in Possession Financing

On September 25, 2020, following approval by the Bankruptcy Court, the Debtors entered into the Debtor-in-Possession ("DIP") Credit Agreement (the "DIP Credit Agreement"), by and among the Company and certain wholly owned subsidiaries of the Company, as borrowers, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and security trustee, in an aggregate amount not to exceed $500.0 million that will be used to finance, among other things, the ongoing general corporate needs of the Debtors during the course of the Chapter 11 Cases and to pay certain fees, costs and expenses associated with the Chapter 11 Cases. As of the Effective Date, there were no borrowings outstanding against our DIP facility and there were no DIP claims that were not due and payable on, or that otherwise survived, the Effective Date. The DIP Credit Agreement terminated on the Effective Date.

Predecessor Senior Notes and Revolving Credit Facility

On the Effective Date, in accordance with the plan of reorganization, all outstanding obligations under the Predecessor's senior notes, including the 2024 Convertible Notes, and the Revolving Credit Facility were cancelled and the holders thereunder received their pro rata share of certain Common Shares issued on the Effective Date. See “Note 12 - Shareholders' Equity" for additional information regarding the issuance of the Common Shares.

Note 12 -Shareholders' Equity

    Activity in our various shareholders' equity accounts for the two months ended June 30, 2021 (Successor), one month and four months ended April 30, 2021 (Predecessor), and three and six months ended June 30, 2020 (Predecessor) were as follows (in millions, except per share amounts):

	Shares	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings (Deficit)	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2020 (Predecessor)	206.1	$82.6	$8,639.9	$—	$(4,183.8)	$(87.9)	$(76.2)	$(4.3)
Net loss	—	—	—	—	(910.0)	—	—	2.4
Shares issued under share-based compensation plans, net	—	—	(.2)	—	—	—	.2	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	.1	—	—
Share-based compensation cost	—	—	3.8	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(5.4)	—	—
BALANCE, March 31, 2021 (Predecessor)	206.1	$82.6	$8,643.5	$—	$(5,093.8)	$(93.2)	$(76.0)	$(1.9)
Net loss	—	—	—	—	(3,557.0)	—	—	.8
Shares issued under share-based compensation plans, net	—	—	(.5)	—	—	—	.5	—
Share-based compensation cost	—	—	1.0	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(.2)	—	—
Cancellation of Predecessor equity	(206.1)	(82.6)	(8,644.0)	—	8,650.8	93.4	75.5	—
Issuance of Successor Common Shares and Warrants	75.0	0.8	1,078.7	16.4	—	—	—	—
BALANCE, April 30, 2021 (Predecessor)	75.0	$0.8	$1,078.7	$16.4	$—	$—	$—	$(1.1)

BALANCE, May 1, 2021 (Successor)	75.0	$0.8	$1,078.7	$16.4	$—	$—	$—	$(1.1)
Net income	—	—	—	—	(6.2)	—	—	$2.1
Net other comprehensive income	—	—	—	—	—	(0.2)	—	$—
BALANCE, June 30, 2021 (Successor)	75.0	$0.8	$1,078.7	$16.4	$(6.2)	$(0.2)	$—	$1.0

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2019 (Predecessor)	205.9	$82.5	$8,627.8	$671.7	$6.2	$(77.3)	$(1.3)
Net loss	—	—	—	(3,006.3)	—	—	(1.4)
Shares issued under share-based compensation plans, net	—	—	(.7)	—	—	.9	—
Repurchase of shares	—	—	—	—	—	(.9)	—
Share-based compensation cost	—	—	7.8	—	—	—	—
Net other comprehensive loss	—	—	—	—	(13.4)	—	—
BALANCE, March 31, 2020 (Predecessor)	205.9	$82.5	$8,634.9	$(2,334.6)	$(7.2)	$(77.3)	$(2.7)
Net loss	—	—	—	(1,107.4)	—	—	(1.4)
Shares issued under share-based compensation plans, net	.2	.1	(.7)	—	—	.6	—
Repurchase of shares	—	—	—	—	—	(.1)	—
Share-based compensation cost	—	—	5.7	—	—	—	—
Net other comprehensive loss	—	—	—	—	(6.1)	—	—
Distributions to noncontrolling interests							$(0.9)
BALANCE, June 30, 2020 (Predecessor)	206.1	$82.6	$8,639.9	$(3,442.0)	$(13.3)	$(76.8)	$(5.0)

Valaris Share Capital

As of the Effective Date, the authorized share capital of Valaris is $8.5 million divided into 700 million Common Shares of a par value of $0.01 each and 150 million preference shares of a par value of $0.01.

Issuance of Common Shares

On the Effective Date, pursuant to the plan of reorganization, we issued 75 million Common Shares.

Cancellation of Predecessor Equity and Issuance of Warrants

On the Effective Date and pursuant to the plan of reorganization, the Legacy Valaris Class A ordinary shares were cancelled and the Company issued 5,645,161 Warrants to the former holders of the Company's equity interests outstanding prior to the Effective Date. The Warrants are exercisable for one Common Share per Warrant at initial exercise price of $131.88 per Warrant, in each case as may be adjusted from time to time pursuant to the applicable warrant agreement. The Warrants are exercisable for a period of seven years and will expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris’s existing shareholders.

Management Incentive Plan

In accordance with the plan of reorganization, Valaris adopted the Valaris Limited 2021 Management Incentive Plan (the “MIP”) as of the Effective Date and authorized and reserved 8,960,573 Common Shares for issuance pursuant to equity incentive awards to be granted under the MIP, which may be in the form of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and cash awards or any combination thereof.

Note 13 -Income Taxes

Valaris Limited, the Successor Company and our parent company, is domiciled and resident in Bermuda. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-Bermuda subsidiaries is not subject to Bermuda taxation as there is not an income tax regime in Bermuda.

Valaris plc, the Predecessor Company and our former parent company was domiciled and resident in the U.K. The income of our non-U.K. subsidiaries was generally not subject to U.K. taxation.

Income tax rates and taxation systems in the jurisdictions in which our subsidiaries conduct operations vary and our subsidiaries are frequently subjected to minimum taxation regimes. In some jurisdictions, tax liabilities are based on gross revenues, statutory deemed profits or other factors, rather than on net income and our subsidiaries are frequently unable to realize tax benefits when they operate at a loss. Accordingly, during periods of declining profitability, our income tax expense may not decline proportionally with income, which could result in higher effective income tax rates. Furthermore, we will continue to incur income tax expense in periods in which we operate at a loss.

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

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the two months ended June 30, 2021 (Successor), one month and four months ended April 30, 2021 (Predecessor), and three and six months ended June 30, 2020 (Predecessor). We used a discrete effective tax rate method to calculate income taxes for the two months ended June 30, 2021 (Successor), one month and four months ended April 30, 2021 (Predecessor), and three and six months ended June 30, 2020 (Predecessor). We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax expense for the two months ended June 30, 2021(Successor) was $5.6 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters. Discrete income tax benefit for the one-month ended April 30, 2021 (Predecessor) was $18.1 million and was primarily attributable to fresh start accounting adjustments. Discrete income tax expense for the four months ended April 30, 2021 (Predecessor) was $2.2 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters offset by discrete tax benefit related to fresh start accounting adjustments. Excluding the aforementioned discrete tax items, income tax expense for the two months ended June 30, 2021 (Successor), one month and four months ended April 30, 2021 (Predecessor) was $9.5 million, $2.6 million and $14.0 million, respectively.

Discrete income tax benefit for the three months ended June 30, 2020 (Predecessor) was $47.3 million and was primarily attributable to rig impairments and other resolutions of prior year tax matters. Discrete income tax benefit for the six months ended June 30, 2020 (Predecessor) was $211.7 million and was primarily attributable to a restructuring transaction, rig impairments, implementation of the U.S. Cares Act, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense for the three and six months ended June 30, 2020 (Predecessor) was $31.5 million and $43.9 million, respectively.

Unrecognized Tax Benefits

During 2019, the Luxembourg tax authorities issued aggregate tax assessments totaling approximately €142.0 million (approximately $168.4 million converted using the current period-end exchange rates) related to tax years 2014, 2015 and 2016 for several of Rowan's Luxembourg subsidiaries. We recorded a liability for uncertain tax positions of €93.0 million (approximately $110.3 million converted using the current period-end exchange rates) in purchase accounting related to these assessments. During the first quarter of 2020, in connection with the administrative appeals process, the tax authority withdrew assessments of €142.0 million (approximately $168.4 million converted using the current period-end exchange rates), accepting the associated tax returns as previously filed. Accordingly, we de-recognized previously accrued liabilities for uncertain tax positions and net wealth taxes of €79.0 million (approximately $93.7 million converted using the current period-end exchange rates) and €2.0 million (approximately $2.4 million converted using the current period-end exchange rates), respectively. The de-recognition of amounts related to these assessments was recognized as a tax benefit during the three-month period ended March 31, 2020 and is included in changes in operating assets and liabilities on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2020.

Note 14 -Contingencies

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

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of June 30, 2021 (Successor) totaled $114.4 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of June 30, 2021 (Successor), we had collateral deposits in the amount of $37.4 million with respect to these agreements.

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

Upon emergence, we ceased allocation of our onshore support costs included within contract drilling expenses to our operating segments for purposes of measuring segment operating income (loss) and as such, those costs are included in “Reconciling Items”. We have adjusted the historical periods to conform with current period presentation. Further, general and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income (loss) and are included in "Reconciling Items." Substantially all of the expenses incurred associated with our Transition Services Agreement are included in general and administrative under "Reconciling Items" in the table set forth below. We measure segment assets as property and equipment.

The full operating results included below for ARO are not included within our consolidated results and thus deducted under "Reconciling Items" and replaced with our equity in earnings of ARO. See "Note 5 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

Two Months Ended June 30, 2021 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$49.7	$128.5	$84.0	$24.6	$(84.0)	$202.8
Operating expenses
Contract drilling (exclusive of depreciation)	45.2	95.5	62.9	9.2	(44.1)	168.7
Depreciation	7.9	7.8	9.7	.8	(9.6)	16.6
General and administrative	—	—	3.1	—	9.6	12.7
Equity in earnings of ARO	—	—	—	—	4.8	4.8
Operating income (loss)	$(3.4)	$25.2	$8.3	$14.6	$(35.1)	$9.6
Property and equipment, net	$413.8	$396.2	$730.0	$49.8	$(692.0)	$897.8

One Month Ended April 30, 2021 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$18.4	$59.8	$40.8	$12.1	$(40.8)	$90.3
Operating expenses
Contract drilling (exclusive of depreciation)	21.7	48.8	29.8	4.7	(19.4)	85.6
Depreciation	15.9	17.3	4.9	3.5	(4.1)	37.5
General and administrative	—	—	1.2	—	5.2	6.4
Equity in earnings of ARO	—	—	—	—	1.2	1.2
Operating income (loss)	$(19.2)	$(6.3)	$4.9	$3.9	$(21.3)	$(38.0)
Property and equipment, net	$419.3	$401.4	$730.7	$50.5	$(692.8)	$909.1

Four Months Ended April 30, 2021 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$115.7	$232.4	$163.5	$49.3	$(163.5)	$397.4
Operating expenses
Contract drilling (exclusive of depreciation)	106.0	169.3	116.1	19.8	(73.4)	337.8
Loss on impairment	756.5	—	—	—	—	756.5
Depreciation	72.1	69.7	21.0	14.8	(18.0)	159.6
General and administrative	—	—	4.2	—	26.5	30.7
Equity in earnings of ARO	—	—	—	—	3.1	3.1
Operating income (loss)	$(818.9)	$(6.6)	$22.2	$14.7	$(95.5)	$(884.1)
Property and equipment, net	$419.3	$401.4	$730.7	$50.5	$(692.8)	$909.1

Three Months Ended June 30, 2020 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$163.6	$186.3	$146.0	$38.9	$(146.0)	$388.8
Operating expenses
Contract drilling (exclusive of depreciation)	150.5	163.5	112.5	15.3	(71.1)	370.7
Loss on impairment	831.9	.4	—	5.7	—	838.0
Depreciation	62.0	52.8	13.3	11.2	(7.8)	131.5
General and administrative	—	—	7.1	—	55.5	62.6
Equity in losses of ARO	—	—	—	—	(5.2)	(5.2)
Operating income (loss)	$(880.8)	$(30.4)	$13.1	$6.7	$(127.8)	$(1,019.2)
Property and equipment, net	$6,536.9	$4,000.6	$739.7	$600.4	$(685.0)	$11,192.6

Six Months Ended June 30, 2020 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$343.2	$399.1	$286.3	$103.1	$(286.3)	$845.4
Operating expenses
Contract drilling (exclusive of depreciation)	339.3	370.1	220.8	49.4	(132.9)	846.7
Loss on impairment	3,386.2	254.3	—	5.7	—	3,646.2
Depreciation	151.4	111.3	26.3	22.3	(15.3)	296.0
General and administrative	—	—	15.4	—	100.6	116.0
Equity in losses of ARO	—	—	—	—	(11.5)	(11.5)
Operating income (loss)	$(3,533.7)	$(336.6)	$23.8	$25.7	$(250.2)	$(4,071.0)
Property and equipment, net	$6,536.9	$4,000.6	$739.7	$600.4	$(685.0)	$11,192.6

Information about Geographic Areas

    As of June 30, 2021, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
North & South America	5	6	—	11	—
Europe & the Mediterranean	7	14	—	21	—
Middle East & Africa	2	8	9	19	7
Asia & Pacific Rim	2	6	—	8	—
Held-for-sale		1	—	1	—
Total	16	35	9	60	7

We provide management services on two rigs owned by third-parties not included in the table above.

We are a party to contracts whereby we have the option to take delivery of two drillships, VALARIS DS-13 and VALARIS DS-14, that are not included in the table above.

ARO has ordered two newbuild jackups which are under construction in the Middle East that are not included in the table above.

Note 16 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Trade	$280.3	$260.1
Income tax receivable	162.1	190.6
Other	10.0	14.7
	452.4	465.4
Allowance for doubtful accounts	(16.3)	(16.2)
	$436.1	$449.2

Other current assets consisted of the following (in millions):

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Prepaid taxes	$44.4	$32.9
Prepaid expenses	29.1	43.4
Deferred costs	20.2	17.4
Materials and supplies	—	279.4
Other	26.0	13.4
	$119.7	$386.5

Other assets consisted of the following (in millions):

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Tax receivables	$65.8	$66.8
Deferred tax assets	42.7	21.9
Right-of-use assets	32.4	35.8
Supplemental executive retirement plan assets	—	22.6
Other	25.6	29.1
	$166.5	$176.2

Accrued liabilities and other consisted of the following (in millions):

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Personnel costs	$75.2	$95.6
Income and other taxes payable	51.5	50.8
Deferred revenue	35.2	57.6
Lease liabilities	15.1	15.7
Other	35.7	30.7
	$212.7	$250.4

Other liabilities consisted of the following (in millions):

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Unrecognized tax benefits (inclusive of interest and penalties)	$298.8	$286.1
Pension and other post-retirement benefits	182.8	296.6
Intangible liabilities	—	50.4
Customer payable	—	35.5
Other	88.2	93.8
	$569.8	$762.4

Accumulated other comprehensive income (loss) consisted of the following (in millions):

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Currency translation adjustment	$(.2)	$6.5
Derivative instruments	—	5.6
Pension and other post-retirement benefits	—	(98.2)
Other	—	(1.8)
	$(.2)	$(87.9)

Condensed Consolidated Statement of Cash Flows Information

Our restricted cash of $53.1 million at June 30, 2021 consists primarily of approximately $37.4 million for the collateral on letters of credit and approximately $11.4 million in escrow for payment of professional fees related to the reorganization. See" Note 14 - Contingencies" for more information regarding our letters of credit.

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

Consolidated revenues by customer were as follows:

	Successor	Predecessor
	Two Months Ended June 30, 2021	One Month Ended April 30, 2021	Three Months Ended June 30, 2020
BP(1)	9%	11%	11%
Total(2)	—%	—%	5%
Woodside Energy(3)	—%	—%	12%
Other	91%	89%	72%
	100%	100%	100%

	Successor	Predecessor
	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021	Six Months Ended June 30, 2020
BP(1)	9%	14%	9%
Total(2)	—%	—%	11%
Woodside Energy(3)	—%	—%	7%
Other	91%	86%	73%
	100%	100%	100%

(1)During the two months ended June 30, 2021, 25% of the revenues were attributable to our Jackups segment, and the remaining were attributable to our managed rigs. During one month and four months ended April 30, 2021, 7% and 37% of the revenue provided by BP were attributable to our Floaters segment respectively, 28% and 17% of the revenue were attributable to our Jackup segment respectively, and the remaining were attributable to our managed rigs.

During the three months ended June 30, 2020, 17% of the revenues provided by BP were attributable to our Jackups segment, 39% of the revenues were attributable to our Floaters segment and the remaining were attributable to our managed rigs. During the six months ended June 30, 2020, 20% of the revenue provided by BP were attributable to our Jackup segment, 27% of the revenue were attributable to our Floater segment and the remaining were attributable to our managed rigs.

(2)During the three and six months ended June 30, 2020, 56% and 82% of revenues provided by Total were attributable to the Floaters segment and the remaining were attributable to the Jackups segment.

(3)During the three and six months ended June 30, 2020, all the revenue provided by Woodside Energy were attributable to our Floaters segment.

Consolidated revenues by region were as follows (in millions):

	Successor	Predecessor
	Two Months Ended June 30, 2021	One Month Ended April 30, 2021	Three Months Ended June 30, 2020
United Kingdom(1)	$41.1	$19.6	$52.8
Norway(1)	40.5	19.3	46.5
U.S. Gulf of Mexico(2)	30.9	17.6	66.6
Saudi Arabia(3)	25.2	12.0	57.3
Mexico(4)	18.9	6.1	22.7
Australia(5)	17.8	0.9	72.3
Other	28.4	14.8	70.6
	$202.8	$90.3	$388.8

	Successor	Predecessor
	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021	Six Months Ended June 30, 2020
United Kingdom(1)	$41.1	$75.7	$105.3
Norway(1)	40.5	73.3	87.5
U.S. Gulf of Mexico(2)	30.9	74.4	145.3
Saudi Arabia(3)	25.2	53.6	141.2
Mexico(4)	18.9	44.3	38.7
Australia(5)	17.8	1.0	98.3
Other	28.4	75.1	229.1
	$202.8	$397.4	$845.4

(1)During the two months ended June 30, 2021, one month and four months ended April 30, 2021 and three and six months ended June 30, 2020, all revenues earned in the United Kingdom and Norway were attributable to our Jackups segment.

(2)During the two months ended June 30, 2021, 56% of the revenues earned in U.S. Gulf of Mexico were attributable to our Floaters segment. During the one month and four months ended April 30, 2021, 62% and 64% of the revenue earned in U.S. Gulf of Mexico were attributable to our Floaters segment respectively. The remaining revenues were attributable to our managed rigs.

During the three months ended June 30, 2020, 66% of the revenues earned in U.S. Gulf of Mexico were attributable to our Floaters segment, 6% were attributable to our Jackups segment and the remaining revenues were attributable to our managed rigs. During the six months ended June 30, 2020, 61% of the revenues earned in U.S. Gulf of Mexico were attributable to our Floaters segment, 12% were attributable to our Jackups segment and the remaining revenues were attributable to our managed rigs

(3)During the two months ended June 30, 2021, 57% of the revenues earned in Saudi Arabia were attributable to our Jackups segment. During the one month and four months ended April 30, 2021, 55% and 57% of the revenues earned in Saudi Arabia were attributable to our Jackups segment respectively. During the three and six months ended June 30, 2020, 62% and 57% of the revenues earned in Saudi Arabia were attributable to our Jackups segment. The remaining revenues were attributable to our Other segment and relates to our rigs leased to ARO and certain revenues related to our Transition Services Agreement and Secondment Agreement.

(4)During the two months ended June 30, 2021, 41% and 59% of the revenues earned in Mexico were attributable to our Floaters and Jackups segment respectively. During the one month and four months ended April 30, 2021, 4% and 49% of the revenues earned Mexico were attributable to our Floaters segment, respectively, and 96% and 51% of the revenue earned in Mexico were attributable to our Jackups segment respectively. During the three and six months ended June 30, 2020, 35% and 58% revenue earned in Mexico were attributable to our Floaters segment respectively, 65% and 42% revenue earned in Mexico were attributable to our Jackups segment respectively.

(5)During two months ended June 30, 2021, 58% and 42% revenues earned in Australia were attributable to our Floaters and Jackups segment respectively. During the one month and four months ended April 30, 2021, 78% and 77% revenues earned in Australia were attributable to Floaters segment respectively, 22% and 23% revenues earned in Australia were attributable to Jackups segment respectively. During the three and six months ended June 30, 2020, 100% and 89% of the revenue earned in Australia were attributable to our Floater segment, and the remaining revenues attributable to our Jackups segment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto included in "Item 1. Financial Statements" and with our annual report on Form 10-K for the year ended December 31, 2020. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry. Following the sale of a jackup in April 2021, we currently own an offshore drilling rig fleet of 60 rigs, with drilling operations in almost every major offshore market across five continents. Our rig fleet includes 11 drillships, four dynamically positioned semisubmersible rigs, one moored semisubmersible rig, 44 jackup rigs and a 50% equity interest in Saudi Aramco Rowan Offshore Drilling Company ("ARO"), our 50/50 joint venture with Saudi Aramco, which owns an additional seven rigs. We operate the world's largest fleet, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

Chapter 11 Proceedings, Emergence from Chapter 11 and Fresh Start Accounting

On August 19, 2020 (the “Petition Date”), Valaris plc (“Legacy Valaris” or “Predecessor”) and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code in the Bankruptcy Court under the caption In re Valaris plc, et al., Case No. 20-34114 (MI) (the “Chapter 11 Cases”).

In connection with the Chapter 11 Cases and the plan of reorganization, on and prior to April 30, 2021 (the "Effective Date"), the Company effectuated certain restructuring transactions, pursuant to which Valaris was formed and, through a series of transactions, Legacy Valaris transferred to a subsidiary of Valaris substantially all of the subsidiaries, and other assets, of Legacy Valaris.

On the Effective Date, we successfully completed our financial restructuring and together with the Debtors emerged from the Chapter 11 Cases. Upon emergence from the Chapter 11 Cases, we eliminated $7.1 billion of debt and obtained a $520.0 million capital injection by issuing the First Lien Notes. See “Note 11 - Debt" for additional information on the First Lien Notes. On the Effective Date. Legacy Valaris Class A ordinary shares were cancelled and common shares of Valaris with a nominal value of $0.01 per share (“Common Shares”) were issued. Also, former holders of Legacy Valaris' equity were issued warrants (the "Warrants") to purchase Common Shares.. See “Note 12 - Shareholders' Equity" for additional information on the issuance of the Common Shares and Warrants.

References to the financial position and results of operations of the "Successor" or "Successor Company" relate to the financial position and results of operations of the Company after the Effective Date. References to the financial position and results of operations of the "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of Legacy Valaris on and prior to the Effective Date. References to the “Company,” “we,” “us” or “our” in this Quarterly Report are to Valaris, together with its consolidated subsidiaries, when referring to periods following the Effective Date, and to Legacy Valaris, together with its consolidated subsidiaries, when referring to periods prior to and including Effective Date.

Upon emergence from the Chapter 11 Cases, we qualified for and adopted fresh start accounting. The application of fresh start accounting resulted in a new basis of accounting, and the Company became a new entity for financial reporting purposes. Accordingly, our financial statements and notes after the Effective Date are not comparable to our financial statements and notes on and prior to that date.

See “Note 2 – Chapter 11 Proceedings” and "Note 3 - Fresh Start Accounting" for additional details regarding the bankruptcy, our emergence and fresh start accounting.

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

By the middle of 2021, Brent crude oil prices climbed back to pre-COVID-19 pandemic levels, to approximately $73 per barrel in June 2021, and we observed a slight increase in customer tendering activity for both floaters and jackups beginning in the latter part of 2020. In early July 2021, rising global demand for oil and continuing disputes about supply levels among members of OPEC+ sent Brent crude oil prices above $75 per barrel. Later in July 2021, the members of OPEC+ agreed to phase out 5.8 million barrels of oil per day of oil production cuts by September 2022, effectively undoing production cuts put in place in response to the COVID-19 pandemic. After a brief decline following the announcement, oil prices returned to $74 per barrel by the end of July. The constructive oil price environment has led to an improvement in contracting and tendering activity in 2021 as compared to 2020. Benign environment floater rig years awarded in the first half of 2021 were nearly double that in the first half of 2020 and jackup rig years awarded increased by 15% when comparing the same periods. This increase in activity is particularly evident for drillships with several multi-year contracts awarded year to date. However, the global recovery from the COVID-19 pandemic remains uneven, and there is still a significant amount of uncertainty around the sustainability of the improvement in oil prices to support a recovery in demand for offshore drilling services.

Additionally, the full impact that the pandemic and the volatility of oil prices will have on our results of operations, financial condition, liquidity and cash flows is uncertain due to numerous factors, including the duration and severity of the pandemic, the continued development, availability and effectiveness of the ongoing vaccine rollout, the general resumption of global economic activity along with the injection of substantial government monetary and fiscal stimulus and the sustainability of the improvements in oil prices and demand in the face of market volatility. To date, the COVID-19 pandemic has resulted in only limited operational downtime. Our rigs have had to shut down operations while crews are tested and incremental sanitation protocols are implemented and while crew changes have been restricted as replacement crews are quarantined. We continue to incur additional personnel, housing and logistics costs in order to mitigate the potential impacts of COVID-19 to our operations. In limited instances, we have been reimbursed for these costs by our customers. Our operations and business may be subject to further economic disruptions as a result of the spread of COVID-19 among our workforce, the extension or imposition of further public health measures affecting supply chain and logistics, and the impact of the pandemic on key customers, suppliers, and other counterparties. There can be no assurance that these, or other issues caused by the COVID-19 pandemic, will not materially affect our ability to operate our rigs in the future.

We expect that these challenges will continue for drilling contractors as customers wait to gain additional clarity on the sustainability of improved commodity pricing. We believe the current market and macro-economic conditions will continue to create a challenging contracting environment through 2021, into 2022 and potentially beyond.

Backlog

Our backlog was $2.2 billion and $1.0 billion as of August 2, 2021 and December 31, 2020, respectively. Our backlog excludes ARO's backlog but includes backlog of $31.1 million and $74.7 million, respectively, from our rigs leased to ARO at the contractual rates. Contract rates with ARO are subject to adjustment resulting from the shareholder agreement. See "Note 5 - Equity Method Investment in ARO" for additional information. The increase to backlog is due to recent contract awards and contract extensions, partially offset by revenues realized. As revenues are realized and if we experience customer contract cancellations, we may experience declines in backlog, which would result in a decline in revenues and operating cash flows over the near-term.

ARO backlog was $953.2 million and $347.5 million as of August 2, 2021 and December 31, 2020, respectively, inclusive of backlog on both ARO owned rigs and rigs leased from us. The increase in backlog is due to contracts awarded to five ARO owned rigs during the first quarter. As a 50/50 joint venture, when ARO realizes revenue from its backlog, 50% of the earnings thereon would be reflected in our results. The earnings from ARO backlog with respect to rigs leased from us will be net of, among other things, payments to us under bareboat charters for those rigs.

See “Item 1A. – Risk Factors” for risks related to the realization of our backlog.

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

Our backlog for our floater segment was $1.4 billion and $163.7 million as of August 2, 2021 and December 31, 2020, respectively. The increase in our backlog was due to the addition of backlog from new contract awards and contract extensions, partially offset by revenues realized.
Utilization for our floaters was 22% during the second quarter of 2021 compared to 29% in the first quarter of 2021. Average day rates were approximately $197,000 during the second quarter of 2021 compared to approximately $198,000 in the first quarter of 2021.
There are approximately 21 newbuild drillships and benign environment semisubmersible rigs reported to be under construction, of which five are scheduled to be delivered before the end of 2021. Most newbuild floaters are uncontracted. Several newbuild deliveries have been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.

Drilling contractors have retired approximately 130 benign environment floaters since the beginning of 2014. Six benign environment floaters older than 20 years of age are currently idle, eight additional benign environment floaters older than 20 years have contracts that will expire within six months without follow-on work, and there are a further 15 benign environment floaters that have been stacked for more than three years. Operating costs associated with keeping these rigs idle as well as expenditures required to re-certify some of these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs. Improvements in demand and/or reductions in supply will be necessary before meaningful increases in utilization and day rates are realized.

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
Our backlog for our jackup segment was $767.2 million and $737.6 million as of August 2, 2021 and December 31, 2020, respectively. The increase in our backlog was due to the addition of backlog from new contract awards and contract extensions, partially offset by revenues realized.

Utilization for our jackups was 54% during the second quarter compared to 50% in the first quarter of 2021. Average day rates were approximately $99,000 during the second quarter compared to approximately $95,000 in the first quarter of 2021.

There are approximately 34 newbuild jackup rigs reported to be under construction, of which 12 are scheduled to be delivered before the end of 2021. Most newbuild jackups are uncontracted. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that scheduled jackup deliveries will continue to be delayed until more rigs are contracted.

Drilling contractors have retired approximately 140 jackups since the beginning of the downturn. Approximately 80 jackups older than 30 years are idle, 30 jackups that are 30 years or older have contracts expiring within the next six months without follow-on work, and there are a further 65 jackups that have been stacked for more than three years. Expenditures required to re-certify some of these aging rigs may prove cost prohibitive and drilling contractors may instead elect to scrap or cold-stack these rigs. We expect jackup scrapping and cold-stacking to continue for the remainder of 2021. Improvements in demand and/or reductions in supply will be necessary before meaningful increases in utilization and day rates are realized.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns.

We continue to focus on our fleet management strategy in light of the composition of our rig fleet. While taking into account certain restrictions on the sales of assets under our First Lien Notes, as part of our strategy, we may act opportunistically from time to time to monetize assets to enhance stakeholder value and improve our liquidity profile, in addition to reducing holding costs by selling or disposing of older, lower-specification or non-core rigs.

RESULTS OF OPERATIONS

    We are not able to compare the results of operations for the month ended April 30, 2021 (the “Q2 Predecessor Period”) and four-month period ended April 30, 2021 (the “H1 Predecessor Period” and, together with the Q2 Predecessor Period, the “2021 Predecessor Periods”) to any of the previous periods reported in the condensed consolidated financial statements, and we do not believe reviewing this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding our overall operating performance. We believe that the discussion of our results of operations for the two-months ended June 30, 2021 (the “Successor Period”) combined with the 2021 Predecessor Periods provide more meaningful comparisons to the comparable periods in 2020 and are more useful in understanding operational trends. These combined results do not comply with GAAP and have not been prepared as pro forma results under applicable SEC rules, but are presented because we believe they provide the most meaningful comparison of our results to prior periods.

The following table summarizes our Condensed Consolidated Results of Operations (in millions):

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Two Months Ended June 30, 2021	One Month Ended April 30, 2021	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Revenues	$202.8	$90.3	$293.1	$388.8
Operating expenses
Contract drilling (exclusive of depreciation)	168.7	85.6	254.3	370.7
Loss on impairment	—	—	—	838.0
Depreciation	16.6	37.5	54.1	131.5
General and administrative	12.7	6.4	19.1	62.6
Total operating expenses	198.0	129.5	327.5	1,402.8
Equity in earnings (losses) of ARO	4.8	1.2	6.0	(5.2)
Operating income (loss)	9.6	(38.0)	(28.4)	(1,019.2)
Other income (expense), net	1.4	(3,533.7)	(3,532.3)	(105.4)
Provision (benefit) for income taxes	15.1	(15.5)	(0.4)	(15.8)
Net loss	(4.1)	(3,556.2)	(3,560.3)	(1,108.8)
Net income (loss) attributable to noncontrolling interests	(2.1)	(.8)	(2.9)	1.4
Net loss attributable to Valaris	$(6.2)	$(3,557.0)	$(3,563.2)	$(1,107.4)

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021	Six Month Ended June 30, 2021	Six Months Ended June 30, 2020
Revenues	$202.8	$397.4	$600.2	$845.4
Operating expenses
Contract drilling (exclusive of depreciation)	168.7	337.8	506.5	846.7
Loss on impairment	—	756.5	756.5	3,646.2
Depreciation	16.6	159.6	176.2	296.0
General and administrative	12.7	30.7	43.4	116.0
Total operating expenses	198.0	1,284.6	1,482.6	4,904.9
Equity in earnings (losses) of ARO	4.8	3.1	7.9	(11.5)
Operating income (loss)	9.6	(884.1)	(874.5)	(4,071.0)
Other income (expense), net	1.4	(3,563.5)	(3,562.1)	(213.3)
Provision (benefit) for income taxes	15.1	16.2	31.3	(167.8)
Net loss	(4.1)	(4,463.8)	(4,467.9)	(4,116.5)
Net income (loss) attributable to noncontrolling interests	(2.1)	(3.2)	(5.3)	2.8
Net loss attributable to Valaris	$(6.2)	$(4,467.0)	$(4,473.2)	$(4,113.7)

Overview

Revenues decreased $95.7 million, or 25%, for the combined Successor and Predecessor results for the three months ended June 30, 2021, as compared to the prior year quarter primarily due to $64.1 million from fewer days under contract across our fleet, $46.3 million due to termination fees received for certain rigs in the prior year quarter, $14.1 million from the sale of VALARIS JU-84, VALARIS JU-87 and VALARIS JU-101 which operated in the prior year quarter, and $4.0 million due to lower revenues earned under the Lease Agreements and Secondment Agreement with ARO. This decline was partially offset by a $33.5 million increase in revenue for certain rigs with higher average day rates for the combined three months ended June 30, 2021 as compared to the prior year quarter.

Revenues decreased $245.2 million, or 29%, for the combined Successor and Predecessor results for the six months ended June 30, 2021, as compared to the prior year period primarily due to $188.1 million from fewer days under contract across our fleet, $47.4 million from the sale of VALARIS 5004, VALARIS JU-84, VALARIS JU-87, VALARIS JU-88 and VALARIS JU-101 which operated in the prior year quarter, $46.3 million due to termination fees received for certain rigs in prior year period, and $29.9 million due to lower revenues earned under the Secondment Agreement, Lease Agreements and Transition Services agreement with ARO. This decline was partially offset by a $58.5 million increase in revenue for certain rigs with higher average day rates for the combined six months ended June 30, 2021 as compared to the prior year period.

Contract drilling expense decreased $116.4 million, or 31%, for the combined Successor and Predecessor results for the three months ended June 30, 2021, as compared to the prior year quarter, primarily due to $84.3 million of lower cost on idle rigs, $28.0 million from rigs sold between the comparative periods, and reduced cost resulting primarily from spend control efforts.

Contract drilling expense decreased $340.2 million, or 40%, for the combined Successor and Predecessor results for the six months ended June 30, 2021, as compared to the prior year period primarily due to $193.2 million of lower cost on idle rigs, $52.5 million from rigs sold between the comparative periods, and reduced cost resulting primarily from spend control efforts. Additionally, there was a decline of $18.6 million related to the Secondment Agreement with ARO as almost all remaining seconded employees became employees of ARO during the second quarter of 2020.

During the second quarter of 2020, we recorded non-cash losses on impairment totaling $838.0 million with respect to certain assets in our fleet. See "Note 7 - Property and Equipment" for additional information.

During the four months ended April 30, 2021 and the six months ended June 30, 2020, we recorded non-cash losses on impairment totaling $756.5 million and $3.6 billion, respectively, with respect to certain assets in our fleet. See "Note 7 - Property and Equipment" for additional information.

Depreciation expense decreased $77.4 million, or 59%, for the combined Successor and Predecessor results for the three months ended June 30, 2021 as compared to the prior year quarter, primarily due to the reduction in values of property and equipment from the application of fresh start accounting.

Depreciation expense decreased $119.8 million, or 40%, for the combined Successor and Predecessor results for the six months ended June 30, 2021, as compared to the prior year period primarily due to reduction in values of property and equipment from the application of fresh start accounting and due to lower depreciation expense on certain non-core assets which were impaired in the first and second quarters of 2020, some of which were subsequently sold in 2020.
General and administrative expenses decreased by $43.5 million or 69%, and $72.6 million or 63%, for the combined Successor and Predecessor results for the combined Successor and Predecessor results for the three and six months ended June 30, 2021, respectively, as compared to the prior year comparative periods. The decline is related to charges in the prior year periods for professional fees incurred in relation to the Chapter 11 Cases, but prior to the Petition Date, professional fees associated with shareholder activism defense, organizational change initiatives, as well as merger integration related costs.

Other expense, net, increased $3,426.9 million and $3,348.8 million for the combined Successor and Predecessor results for the three and six months ended June 30, 2021, respectively, as compared to the prior year comparative periods, primarily due reorganization items incurred in the current year directly related to the Chapter 11 Cases. See “Note 2 – Chapter 11 Proceedings” for details related to reorganization items. This increase was partially offset by a reduction in interest expense as we discontinued accruing interest on our outstanding debt after the Petition Date.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our and ARO's offshore drilling rigs as of June 30, 2021 and 2020:

	2021	2020
Floaters(1)	16	17
Jackups(2)	34	39
Other(3)	9	9
Held-for-sale(2)(4)	1	7
Total Valaris	60	72
Valaris - Under construction(5)	2	2
ARO(6)	7	7
ARO - Under construction (7)	2	2

(1)During the fourth quarter of 2020, we sold VALARIS 8504.
(2)During the third quarter of 2020, we sold VALARIS JU-87 and during the fourth quarter of 2020, we sold VALARIS JU-84 and VALARIS JU-88. During the second quarter of 2021, we sold VALARIS 101 and classified VALARIS 100 as held-for-sale.
(3)This represents the nine rigs leased to ARO through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. All jackup rigs leased to ARO are under three-year contracts with Saudi Aramco.
(4)During the third quarter of 2020, we sold VALARIS 8500, VALARIS 8501, VALARIS 8502, VALARIS DS-3, VALARIS DS-5, VALARIS DS-6 and JU-105.
(5)We have an option to take delivery of VALARIS DS-13 and VALARIS DS-14, on or before December 31, 2023. The purchase price for the rigs are estimated to be approximately $119.1 million and $218.3 million, respectively, assuming a December 31, 2023 delivery date. Delivery can be requested any time prior to December 31, 2023 with a downward purchase price adjustment based on predetermined terms. If we elect not to purchase the rigs, we have no further obligations to the shipyard.
(6)This represents the seven jackup rigs owned by ARO which are operating under long-term contracts with Saudi Aramco.
(7)During 2020, ARO ordered two newbuild jackup rigs scheduled for delivery in 2022.

The following table summarizes our and ARO's rig utilization and average day rates by reportable segment were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rig Utilization(1)
Floaters	22%	25%	26%	32%
Jackups	54%	54%	53%	60%
Other (2)	100%	100%	100%	100%
Total Valaris	54%	52%	54%	57%
ARO	89%	97%	89%	93%
Average Day Rates(3)
Floaters	$197,150	$172,313	$197,905	$188,107
Jackups	98,685	86,058	97,476	83,539
Other (2)	30,633	37,368	31,137	39,855
Total Valaris	$86,861	$83,912	$88,091	$90,846
ARO	$95,773	$103,049	$94,485	$105,843

(1)Rig utilization is derived by dividing the number of days under contract by the number of days in the period. Days under contract equals the total number of days that rigs have earned and recognized day rate revenue, including days associated with early contract terminations, compensated downtime and mobilizations and excluding suspension periods. When revenue is deferred and amortized over a future period, for example, when we receive fees while mobilizing to commence a new contract or while being upgraded in a shipyard, the related days are excluded from days under contract. Beginning in 2021, our method for calculating rig utilization has been updated to remove the impact of suspension periods. To the extent applicable, comparative period calculations have been retroactively adjusted.

For newly-constructed or acquired rigs, the number of days in the period begins upon commencement of drilling operations for rigs with a contract or when the rig becomes available for drilling operations for rigs without a contract.

(2)Includes our two management services contracts and our nine rigs leased to ARO under bareboat charter contracts.

(3)Average day rates are derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues, lump-sum revenues, revenues earned during suspension periods and revenues attributable to amortization of drilling contract intangibles, by the aggregate number of contract days, adjusted to exclude contract days associated with certain suspension periods, mobilizations, demobilizations and shipyard contracts. Beginning in 2021, our method for calculating average day rates has been updated to remove the impact of suspension periods.  To the extent applicable, comparative period calculations have been retroactively adjusted.

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
Upon emergence, we ceased allocation of our onshore support costs included within contract drilling expenses to our operating segments for purposes of measuring segment operating income (loss) and as such, those costs are included in “Reconciling Items”. We have adjusted the historical periods to conform with current period presentation. Further, general and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income (loss) and are included in "Reconciling Items." Substantially all of the expenses incurred associated with our Transition Services Agreement are included in general and administrative under "Reconciling Items" in the table set forth below.
The full operating results included below for ARO are not included within our consolidated results and thus deducted under "Reconciling Items" and replaced with our equity in earnings of ARO. See "Note 5 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.
    Segment information was as follows (in millions):

Two Months Ended June 30, 2021 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$49.7	$128.5	$84.0	$24.6	$(84.0)	$202.8
Operating expenses
Contract drilling (exclusive of depreciation)	45.2	95.5	62.9	9.2	(44.1)	168.7
Depreciation	7.9	7.8	9.7	.8	(9.6)	16.6
General and administrative	—	—	3.1	—	9.6	12.7
Equity in earnings of ARO	—	—	—	—	4.8	4.8
Operating income (loss)	$(3.4)	$25.2	$8.3	$14.6	$(35.1)	$9.6

One Month Ended April 30, 2021 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$18.4	$59.8	$40.8	$12.1	$(40.8)	$90.3
Operating expenses
Contract drilling (exclusive of depreciation)	21.7	48.8	29.8	4.7	(19.4)	85.6
Depreciation	15.9	17.3	4.9	3.5	(4.1)	37.5
General and administrative	—	—	1.2	—	5.2	6.4
Equity in earnings of ARO	—	—	—	—	1.2	1.2
Operating income (loss)	$(19.2)	$(6.3)	$4.9	$3.9	$(21.3)	$(38.0)

Four Months Ended April 30, 2021 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$115.7	$232.4	$163.5	$49.3	$(163.5)	$397.4
Operating expenses
Contract drilling (exclusive of depreciation)	106.0	169.3	116.1	19.8	(73.4)	337.8
Loss on impairment	756.5	—	—	—	—	756.5
Depreciation	72.1	69.7	21.0	14.8	(18.0)	159.6
General and administrative	—	—	4.2	—	26.5	30.7
Equity in earnings of ARO	—	—	—	—	3.1	3.1
Operating income (loss)	$(818.9)	$(6.6)	$22.2	$14.7	$(95.5)	$(884.1)

Three Months Ended June 30, 2020 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$163.6	$186.3	$146.0	$38.9	$(146.0)	$388.8
Operating expenses
Contract drilling (exclusive of depreciation)	150.5	163.5	112.5	15.3	(71.1)	370.7
Loss on impairment	831.9	.4	—	5.7	—	838.0
Depreciation	62.0	52.8	13.3	11.2	(7.8)	131.5
General and administrative	—	—	7.1	—	55.5	62.6
Equity in losses of ARO	—	—	—	—	(5.2)	(5.2)
Operating income (loss)	$(880.8)	$(30.4)	$13.1	$6.7	$(127.8)	$(1,019.2)

Six Months Ended June 30, 2020 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$343.2	$399.1	$286.3	$103.1	$(286.3)	$845.4
Operating expenses
Contract drilling (exclusive of depreciation)	339.3	370.1	220.8	49.4	(132.9)	846.7
Loss on impairment	3,386.2	254.3	—	5.7	—	3,646.2
Depreciation	151.4	111.3	26.3	22.3	(15.3)	296.0
General and administrative	—	—	15.4	—	100.6	116.0
Equity in losses of ARO	—	—	—	—	(11.5)	(11.5)
Operating income (loss)	$(3,533.7)	$(336.6)	$23.8	$25.7	$(250.2)	$(4,071.0)

Combined Three Months Ended June 30, 2021 (Non-GAAP)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$68.1	$188.3	$124.8	$36.7	$(124.8)	$293.1
Operating expenses
Contract drilling (exclusive of depreciation)	66.9	144.3	92.7	13.9	(63.5)	254.3
Depreciation	23.8	25.1	14.6	4.3	(13.7)	54.1
General and administrative	—	—	4.3	—	14.8	19.1
Equity in losses of ARO	—	—	—	—	6.0	6.0
Operating income (loss)	$(22.6)	$18.9	$13.2	$18.5	$(56.4)	$(28.4)

Combined Six Month Ended June 30, 2021 (Non-GAAP)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$165.4	$360.9	$247.5	$73.9	$(247.5)	$600.2
Operating expenses
Contract drilling (exclusive of depreciation)	151.2	264.8	179.0	29.0	(117.5)	506.5
Loss on impairment	756.5	—	—	—	—	756.5
Depreciation	80.0	77.5	30.7	15.6	(27.6)	176.2
General and administrative	—	—	7.3	—	36.1	43.4
Equity in losses of ARO	—	—	—	—	7.9	7.9
Operating income (loss)	$(822.3)	$18.6	$30.5	$29.3	$(130.6)	$(874.5)

Floaters

Floater revenue decreased $95.5 million, or 58%, for the combined Successor and Predecessor results for the three months ended June 30, 2021, as compared to the prior year quarter primarily due to $58.7 million as a result of fewer days under contract across the floater fleet and $46.3 million due to termination fees received for certain rigs in the prior year period. This decline was partially offset by a $13.8 million increase in revenue for certain rigs with higher average day rates for the combined three months ended June 30, 2021 as compared to the prior year quarter.

Floater revenue decreased $177.8 million, or 52%, for the combined Successor and Predecessor results for the six months ended June 30, 2021, as compared to the prior year period primarily due to $146.5 million as a result of fewer days under contract across the floater fleet, $46.3 million due to termination fees received for certain rigs in prior year period, and $13.5 million from the sale of VALARIS 5004, which operated in the prior year period. This decline was partially offset by a $28.4 million increase in revenue for certain rigs with higher average day rates for the combined six months ended June 30, 2021 as compared to the prior year period.

Floater contract drilling expense decreased $83.6 million, or 56%, for the combined Successor and Predecessor results for the three months ended June 30, 2021, as compared to the prior year quarter, primarily due to $70.8 million lower cost on idle rigs, $10.4 million due to the sale of VALARIS 5004, VALARIS 5006, VALARIS 8500, VALARIS 8501, VALARIS 8502, VALARIS 8504, VALARIS DS-3, VALARIS DS-5 and VALARIS DS-6.

Floater contract drilling expense decreased $188.1 million, or 55%, for the combined Successor and Predecessor results for the six months ended June 30, 2021, as compared to the prior year period primarily due to $133.8 million as a result of fewer days under contract across the floater fleet, $23.1 million to the sale of VALARIS 5004, VALARIS 5006, VALARIS 8500, VALARIS 8501, VALARIS 8502, VALARIS 8504, VALARIS DS-3, VALARIS DS-5 and VALARIS DS-6, as well as reduced costs resulting primarily from spend control efforts.

During the second quarter of 2020, we recorded non-cash losses on impairment totaling $831.9 million with respect to certain assets in our Floater segment. See "Note 7 - Property and Equipment" for additional information.

During the four months ending April 30, 2021 and the six months ended June 30, 2020, the Predecessor recorded non-cash losses on impairment totaling $756.5 million and $3.4 billion, respectively, with respect to certain assets in our Floater segment. See "Note 7 - Property and Equipment" for additional information.

Floater depreciation expense decreased for the combined Successor and Predecessor results for the three months ended June 30, 2021, as compared to the prior year quarter, primarily due to the reduction in values of property and equipment from the application of fresh start accounting.

Floater depreciation expense decreased for the combined Successor and Predecessor results for the six months ended June 30, 2021, as compared to the prior year period, primarily due to the reduction in values of property and equipment from the application of fresh start accounting and due to lower depreciation expense on certain non-core assets which were impaired in the first and second quarters of 2020, some of which were subsequently sold in 2020.

Jackups

Jackup revenues increased $2.0 million, or 1%, for the combined Successor and Predecessor results for the three months ended June 30, 2021, as compared to the prior year quarter, primarily due to a $19.7 million increase in revenue for certain rigs with higher average day rates for the three months ended June 30, 2021 as compared to the prior year quarter. This increase was partially offset by $14.1 million due to the sale of VALARIS JU-84, VALARIS JU-87 and VALARIS JU-101 which operated in the prior year quarter, and $5.4 million as a result of fewer days under contract across the jackup fleet.

Jackup revenues decreased $38.2 million, or 10%, for the combined Successor and Predecessor results for the six months ended June 30, 2021, as compared to the prior year period, primarily due to declines of $41.6 million from fewer days under contract across the jackup fleet and $33.9 million due to the sale of VALARIS JU-84, VALARIS JU-87, VALARIS JU-88 and VALARIS JU-101 which operated in the prior year quarter. This decline was partially offset by a $30.1 million increase in revenue for certain rigs with higher average day rates in the six months ended June 30, 2021.

Jackup contract drilling expense decreased $19.2 million, or 12%, for the combined Successor and Predecessor results for the three months ended June 30, 2021, as compared to the prior year quarter, primarily due to declines of $17.6 million resulting from the sale of VALARIS JU-68, VALARIS JU-70, VALARIS JU-71, VALARIS JU-84, VALARIS JU-87, VALARIS JU-88, VALARIS JU-101 and VALARIS JU-105, and $13.5 million of lower cost on idle rigs. This decrease was partially offset by a $16.5 million increase in reactivation cost for certain rigs.
Jackup contract drilling expense decreased $105.3 million, or 28%, for the combined Successor and Predecessor results for the six months ended June 30, 2021, as compared to the prior year period, primarily due to $59.4 million of lower cost on idle rigs, $29.4 million due to the sale of VALARIS JU-68, VALARIS JU-70, VALARIS JU-71, VALARIS JU-84, VALARIS JU-87, VALARIS JU-88, VALARIS JU-101 and VALARIS JU-105, and reduced costs resulting largely from spend control efforts. This decrease was partially offset by a $16.5 million increase in reactivation cost for certain rigs.

During the three and six months ended June 30, 2020, we recorded a non-cash loss on impairment of $0.4 million and $254.3 million, respectively, with respect to certain assets in our Jackup segment. See "Note 7 - Property and Equipment" for additional information.

Jackup depreciation expense decreased $27.7 million, or 52%, for the combined Successor and Predecessor results for the three months ended June 30, 2021 as compared to the prior year quarter, primarily due to the reduction in values of property and equipment from the application of fresh start accounting.

Jackup depreciation expense decreased primarily $33.8 million, or 30%, for the combined Successor and Predecessor results for the six months ended June 30, 2021 primarily due to the reduction in values of property and equipment from the application of fresh start accounting and lower depreciation expense on certain non-core assets which were impaired in the second quarter of 2020, some of which were subsequently sold in 2020.

ARO

The operating revenues of ARO reflect revenues earned under drilling contracts with Saudi Aramco for the seven ARO-owned jackup rigs and the nine rigs leased from us.

Contract drilling expenses are inclusive of the bareboat charter fees for the rigs leased from us. Cost incurred under the Secondment Agreement are included in contract drilling expense and general and administrative, depending on the function to which the seconded employees' services related. General and administrative expenses include costs incurred under the Transition Services Agreement and other administrative costs. Services under the Transition Services Agreement were completed by December 31, 2020.

ARO revenue decreased $21.2 million or 15%, and $38.8 million or 14%, for three and six months ended June 30, 2021, respectively, as compared to the prior year period primarily due to lower day rates, as well as fewer operating days related to certain rigs for which operations were temporarily suspended.

ARO contract drilling expense decreased $19.8 million or 18%, and $41.8 million or 19%, for three and six months ended June 30, 2021, respectively, as compared to the prior year period primarily due to lower costs for repairs and maintenance of $7.8 million and $23.1 million, respectively, as well as a reduction in bareboat charter expense for the rigs leased from us for the respective periods.

ARO depreciation expense increased $1.3 million or 10%, and $4.4 million or 17% for three and six months ended June 30, 2021, respectively, as compared to the prior year period primarily due to capital expenditures.

ARO general and administrative expenses decreased $2.8 million or 39% and $8.1 million or 53%, for the three and six months ended June 30, 2021, respectively, as compared to the prior year period primarily due to a reduction in services received under the Transition Services Agreement which was completed as of December 31, 2020 as well as a reduction in professional fees.

See "Note 5 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on ARO.

Other

Other revenues decreased $2.2 million for the combined Successor and Predecessor results for the three months ended June 30, 2021, as compared to the prior year quarter, primarily due to $4.5 million of lower revenues earned under the Lease Agreements with ARO. See "Note 5 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

Other revenues decreased $29.2 million for the combined Successor and Predecessor results for the six months ended June 30, 2021, as compared to the prior year period, primarily due to $20.5 million and $9.4 million of lower revenues earned under the Secondment and Lease Agreements with ARO, respectively. See "Note 5 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

Other contract drilling expenses decreased $1.4 million and $20.4 million for the combined Successor and Predecessor results for the three and six months ended June 30, 2021, respectively, as compared to the prior year period, primarily due to $1.1 million and $18.6 million decrease in cost for services provided to ARO under the Secondment Agreement for the respective periods as almost all remaining employees seconded to ARO became employees of ARO during the second quarter of 2020.

Other Income (Expense)

The following table summarizes other income (expense) (in millions):

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Two Months Ended June 30, 2021	One Month Ended April 30, 2021	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Interest income	$7.8	$1.0	$8.8	$5.7
Interest expense, net:
Interest expense	(8.0)	(1.1)	(9.1)	(116.8)
Capitalized interest	—	—	—	.6
	(8.0)	(1.1)	(9.1)	(116.2)
Reorganization items, net	(4.1)	(3,532.4)	(3,536.5)	—
Other, net	5.7	(1.2)	4.5	5.1
	$1.4	$(3,533.7)	$(3,532.3)	$(105.4)

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021	Six Month Ended June 30, 2021	Six Months Ended June 30, 2020
Interest income	$7.8	$3.6	$11.4	$10.5
Interest expense, net:
Interest expense	(8.0)	(2.4)	(10.4)	(230.7)
Capitalized interest	—	—	—	1.3
	(8.0)	(2.4)	(10.4)	(229.4)
Reorganization items, net	(4.1)	(3,584.6)	(3,588.7)	—
Other, net	5.7	19.9	25.6	5.6
	$1.4	$(3,563.5)	$(3,562.1)	$(213.3)

Interest income increased for the combined Successor and Predecessor results for the three and six months ended June 30, 2021 as compared to the respective prior year periods primarily due to amortization of the discount on our note receivable from ARO. This increase was partially offset by lower LIBOR rates earned on that note.

Interest expense decreased by $107.7 million and $220.3 million for the combined Successor and Predecessor results for the three and six months ended June 30, 2021, respectively, as compared to the prior year periods as we did not accrue interest on our outstanding debt or amortize discounts, premiums and debt issuance costs subsequent to the chapter 11 filing. Further, our interest costs are lower as a result of our lower debt level following emergence from chapter 11.

Reorganization items, net of $3.5 billion recognized during the combined Successor and Predecessor results for the three and six months ended June 30, 2021 was related to professional advisory service fees pertaining to the Chapter 11 Cases, contract items related to rejecting certain operating leases and the effects of the emergence from bankruptcy, including the application of fresh start accounting.other net losses and expenses directly related to Chapter 11 Cases. See ""Note 2 - Chapter 11 Proceedings" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

    Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange losses of $0.1 million and gains $16.5 million were included in other, net, for the combined Successor and Predecessor results for the three and six months ended June 30, 2021, respectively. During the combined Successor and Predecessor results for the three months ended June 30, 2021, the net foreign currency exchange losses were primarily attributable to the Euro partially offset by gains in the Brazilian Reals. During the combined Successor and Predecessor results for the six months ended June 30, 2021, the net foreign currency exchange gains were primarily attributable to the Libyan Dinar and Euro.

Net foreign currency exchange losses of $1.2 million and gains of $2.6 million, respectively, inclusive of offsetting fair value derivatives, were included in other, net, for the three and six months ended June 30, 2020 (Predecessor), respectively. During the three months ended June 30, 2020 (Predecessor), the net foreign currency exchange losses were primarily attributable to the Euro and the net foreign currency exchange gains the six months ended June 30, 2020 (Predecessor), were primarily attributable to the Euro and Australian dollar.

Provision for Income Taxes

Valaris Limited, the Successor Company and our parent company, is domiciled and resident in Bermuda. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-Bermuda subsidiaries is not subject to Bermuda taxation as there is not an income tax regime in Bermuda.

Valaris plc, the Predecessor Company and our former parent company was domiciled and resident in the U.K. The income of our non-U.K. subsidiaries was generally not subject to U.K. taxation.

Income tax rates and taxation systems in the jurisdictions in which our subsidiaries conduct operations vary and our subsidiaries are frequently subjected to minimum taxation regimes. In some jurisdictions, tax liabilities are based on gross revenues, statutory deemed profits or other factors, rather than on net income and our subsidiaries are frequently unable to realize tax benefits when they operate at a loss. Accordingly, during periods of declining profitability, our income tax expense may not decline proportionally with income, which could result in higher effective income tax rates. Furthermore, we will continue to incur income tax expense in periods in which we operate at a loss.

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

Discrete income tax expense for the two months ended June 30, 2021 (Successor) was $5.6 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters. Discrete income tax benefit for the one-month ended April 30, 2021 (Predecessor) was $18.1 million and was primarily attributable to fresh start accounting adjustments. Discrete income tax expense for the four months ended April 30, 2021 (Predecessor) was $2.2 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters offset by discrete tax benefit related to fresh start accounting adjustments. Excluding the aforementioned discrete tax items, income tax expense for the two months ended June 30, 2021 (Successor), one month and four months ended April 30, 2021 (Predecessor) was $9.5 million, $2.6 million and $14.0 million, respectively.

Discrete income tax benefit for the three months ended June 30, 2020 (Predecessor) was $47.3 million and was primarily attributable to rig impairments and other resolutions of prior year tax matters. Discrete income tax benefit for the six months ended June 30, 2020 (Predecessor) was $211.7 million and was primarily attributable to a restructuring transaction, rig impairments, implementation of the U.S. Cares Act, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense for the three and six months ended June 30, 2020 (Predecessor) was $31.5 million and $43.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

First Lien Notes

The First Lien Notes were issued pursuant to the Indenture dated April 30, 2021 (the "First Lien Notes Indenture"), among Valaris, certain direct and indirect subsidiaries of Valaris as guarantors, and Wilmington Savings Fund Society, FSB, as collateral agent and trustee (in such capacities, the “Collateral Agent”).

On the Effective Date, in accordance with the plan of reorganization and Backstop Commitment Agreement, dated August 18, 2020 (as amended, the "BCA"), the Company consummated the rights offering of senior secured first lien notes (“First Lien Notes”) and associated shares in an aggregate principal amount of $550 million, In accordance with the BCA, certain holders of senior notes claims and certain holders of claims under the Revolving Credit Facility ("Backstop Parties") who provided backstop commitments received the backstop premium.

The First Lien Notes are guaranteed, jointly and severally, on a senior basis, by certain of the direct and indirect subsidiaries of the Company under the First Lien Notes Indenture. The First Lien Notes and such guarantees are secured by first-priority perfected liens on 100% of the equity interests of each Restricted Subsidiary directly owned by the Company or any guarantor and a first-priority perfected lien on substantially all assets of the Company and each guarantor of the First Lien Notes, in each case subject to certain exceptions and limitations. The following is a brief description of the material provisions of the First Lien Notes Indenture and the First Lien Notes.

The First Lien Notes are scheduled to mature on April 30, 2028. Interest on the First Lien Notes accrues, at Valaris’s option, at a rate of: (i) 8.25% per annum, payable in cash; (ii) 10.25% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be paid in kind; or (iii) 12% per annum, with the entirety of such interest to be paid in kind. The Company shall pay interest semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2021. Interest on the First Lien Notes shall accrue from the most recent date to which interest has been paid or, if no interest has been paid, from April 30, 2021. Interest shall be computed on the basis of a 360-day year of twelve 30-day months.

At any time prior to April 30, 2023, the Company may redeem up to 35% of the aggregate principal amount of the First Lien Notes at a redemption price of 104% up to the net cash proceeds received by the Company from equity offerings provided that at least 65% of the aggregate principal amount of the First Lien Notes remains outstanding and provided that the redemption occurs within 120 days after such equity offering of the Company. At any time prior to April 30, 2023 the Company may redeem the First Lien Notes at a redemption price of 104% plus a “make-whole” premium. On or after April 30, 2023, the Company may redeem all or part of the First Lien Notes at fixed redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may also redeem the First Lien Notes, in whole or in part, at any time and from time to time on or after April 30, 2026 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Notwithstanding the foregoing, if a Change of Control (as defined in the First Lien Notes Indenture, with certain exclusions as provided therein) occurs, the Company will be required to make an offer to repurchase all or any part of each note holder’s notes at a purchase price equal to 101% of the aggregate principal amount of First Lien Notes repurchased, plus accrued and unpaid interest to, but excluding, the applicable date.

The First Lien Notes Indenture contains covenants that limit, among other things, Valaris’s ability and the ability of the guarantors and other restricted subsidiaries, to: (i) incur, assume or guarantee additional indebtedness; (ii) pay dividends or distributions on Equity Interests (as defined in the First Lien Notes Indenture) or redeem or repurchase Equity Interests; (iii) make investments; (iv) repay or redeem junior debt; (v) transfer or sell assets; (vi) enter into sale and lease back transactions; (vii) create, incur or assume liens; and (viii) enter into transactions with certain affiliates. These covenants are subject to a number of important limitations and exceptions.

The First Lien Notes Indenture also provides for certain customary events of default, including, among other things, nonpayment of principal or interest, breach of covenants, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a collateral document to create an effective security interest in collateral, with a fair market value in excess of a specified threshold, bankruptcy and insolvency events, cross payment default and cross acceleration, which could permit the principal, premium, if any, interest and other monetary obligations on all the then outstanding First Lien Notes to be declared due and payable immediately.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	Successor	Predecessor
	June 30, 2021	December 31, 2020

Cash and cash equivalents	$608.8	$325.8
Available DIP Facility capacity(1)	—	500.0
Total liquidity	$608.8	$825.8
Working capital	$821.1	$746.1
Current ratio(2)	3.1	2.7

(1)The DIP Facility was terminated upon our emergence from the Chapter 11 Cases on the Effective Date.
(2)As a result of our chapter 11 filing, we reclassified $7.3 billion representing the principal balance on our unsecured senior notes, the amount of outstanding borrowings on our Revolving Credit Facility, the accrued interest on our unsecured senior notes and Revolving Credit Facility, and rig holding costs for VALARIS DS-13 and VALARIS DS-14 to “Liabilities Subject to Compromise” as of December 31, 2020.

Cash and Debt

As discussed in "Note 2 - Chapter 11 Proceedings" and above, we filed the Chapter 11 Cases to effect a comprehensive restructuring of our indebtedness. As of June 30, 2021, our only outstanding long-term debt consisted of the First Lien Notes.

During the two months ended June 30, 2021, our primary uses of cash were $25.9 million used in operating activities and $8.1 million for the enhancement and other improvements of our drilling rigs.

During the four months ended April 30, 2021, our primary sources of cash were $520.0 million from the issuance of the First Lien Notes and proceeds of $30.1 million for the disposition of assets. Our primary uses of cash for the same period were $39.8 million used in operating activities and $8.7 million for the enhancement and other improvements of our drilling rigs.

During the six months ended June 30, 2020, our primary source of cash was $551.0 million in net borrowings under our Revolving Credit Facility. Our primary uses of cash for the same period were $381.1 million used in operating activities, $67.1 million for the construction, enhancement and other improvements of our drilling rigs and $9.7 million for the repurchase of outstanding debt on the open market.

Cash Flow and Capital Expenditures

Our cash flow from operating activities and capital expenditures were as follows (in millions):

	Successor	Predecessor	Predecessor
	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021	Six Months Ended June 30, 2020
Net cash used in operating activities	$(25.9)	$(39.8)	$(381.1)
Capital expenditures	8.1	8.7	67.1

Net cash used in operating activities was $25.9 million and $39.8 million during the two months ended June 30, 2021 and four months ended April 30, 2021, respectively. The cash outflow for the Successor primarily relates to reorganization costs while the cash outflow for the Predecessor primarily relates to declining margins and reorganization costs.

Prior to our chapter 11 filing, we had contractual commitments for the construction of VALARIS DS-13 and VALARIS DS-14 (the "Newbuild Rigs"). On February 26, 2021, we entered into amended agreements with the Shipyard that became effective upon our emergence from bankruptcy. The amendments provide for, among other things, an option construct whereby the Company has the right, but not the obligation, to take delivery of either or both rigs on or before December 31, 2023. Under the amended agreements, the purchase price for the rigs are estimated to be approximately $119.1 million for the VALARIS DS-13 and $218.3 million for the VALARIS DS-14, assuming a December 31, 2023 delivery date. Delivery can be requested any time prior to December 31, 2023 with a downward purchase price adjustment based on predetermined terms. If the Company elects not to purchase the rigs, the Company has no further obligations to the shipyard. The amended agreements removed any Company guarantee.

Financing and Capital Resources

Successor First Lien Notes

On the Effective Date, pursuant to the Backstop Commitment Agreement and in accordance with the plan of reorganization, the Company consummated the Rights Offering of First Lien Notes and associated shares in an aggregate principal amount of $550.0 million. The First Lien Notes are scheduled to mature on April 30, 2028.

Interest on the First Lien Notes accrues, at Valaris’s option, at a rate of: (i) 8.25% per annum, payable in cash; (ii) 10.25% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be paid in kind; or (iii) 12% per annum, with the entirety of such interest to be paid in kind.

Predecessor Senior Notes

The commencement of the Chapter 11 Cases resulted in an event of default under each series of our senior notes and all obligations thereunder were accelerated. However, any efforts to enforce payment obligations related to the acceleration of our debt were automatically stayed as a result of the filing of the Chapter 11 Cases. Accordingly, the $6.5 billion in aggregate principal amount outstanding under the Senior Notes as well as $201.9 million in associated accrued interest as of the Petition Date were classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets as of December 31, 2020. On the Effective Date, pursuant to the plan of reorganization, each series of our senior notes were cancelled and the holders thereunder received the treatment as set forth in the plan of reorganization.

In December 2016, Ensco Jersey Finance Limited, a wholly-owned subsidiary of Valaris plc, issued $849.5 million aggregate principal amount of the 2024 Convertible Notes in a private offering. The 2024 Convertible Notes were fully and unconditionally guaranteed, on a senior, unsecured basis, by Valaris plc. Under the terms of our debt agreement, we had the option to settle our 2024 Convertible Notes in cash, shares or a combination thereof for the aggregate amount due upon conversion. However, the commencement of the Chapter 11 Cases on August 19, 2020, constituted an event of default under the 2024 Convertible Notes. Any efforts to enforce payment obligations under the 2024 Convertible Notes, including any rights to require the repurchase by the Company of the 2024 Convertible Notes upon the NYSE delisting of the Class A ordinary shares, were automatically stayed as a result of the filing of the Chapter 11 Cases. Accordingly, the aggregate principal amount of 2024 Convertible Notes outstanding as well as associated accrued interest as of the Petition Date were classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets as of December 31, 2020. On the Effective Date, pursuant to the plan of reorganization, all outstanding obligations under the senior notes, including the 2024 Convertible Notes, were cancelled and the holders thereunder received the treatment as set forth in the plan of reorganization.

Predecessor Revolving Credit Facility

The commencement of the Chapter 11 Cases resulted in an event of default under our Revolving Credit Facility. However, the ability of the lenders to exercise remedies in respect of the Revolving Credit Facility was stayed upon commencement of the Chapter 11 Cases. Accordingly, the $581.0 million of outstanding borrowing as well as accrued interest as of the Petition Date were classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets as of December 31, 2020. On the Effective Date, pursuant to the plan of reorganization, the Revolving Credit Facility was cancelled and the holders thereunder received the treatment as set forth in the plan of reorganization.

Prior to the Effective Date, pursuant to the plan of reorganization, all undrawn letters of credit issued under the Revolving Credit Facility were collateralized pursuant to the terms of the Revolving Credit Facility. As of June 30, 2021, we had $22.0 million of collateralized letters of credit issued to lenders of the predecessor Revolving Credit Facility.

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

The distribution of earnings to the joint-venture partners is at the discretion of the ARO Board of Managers, consisting of 50/50 membership of managers appointed by Saudi Aramco and managers appointed by us, with approval required by both shareholders. The timing and amount of any cash distributions to the joint-venture partners cannot be predicted with certainty and will be influenced by various factors, including the liquidity position and long-term capital requirements of ARO. ARO has not made a cash distribution of earnings to its partners since its formation. See "Note 5 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on our investment in ARO and notes receivable from ARO.

The following table summarizes the maturity schedule of our notes receivable from ARO as of June 30, 2021 (in millions):

Maturity Date	Principal Amount
October 2027	$265.0
October 2028	177.7
Total	$442.7

Other Commitments
We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of June 30, 2021, we were contingently liable for an aggregate amount of $114.4 million under outstanding letters of credit which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of June 30, 2021, we had collateral deposits in the amount of $37.4 million with respect to these agreements.

In connection with our 50/50 joint venture with ARO, we have a potential obligation to fund ARO for newbuild jackup rigs. ARO has plans to purchase 20 newbuild jackup rigs over an approximate 10 year period. In January 2020, ARO ordered the first two newbuild jackups with delivery scheduled in 2022. In the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Each partner's commitment shall be reduced by the actual cost of each newbuild rig, on a proportionate basis. See "Note 5 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on our joint venture with ARO.

We review from time to time possible acquisition opportunities relating to our business, which may include the acquisition of rigs or other businesses. The timing, size or success of any acquisition efforts and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with cash on hand and proceeds from debt and/or equity issuances and may issue equity directly to the sellers. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to shareholders.

Recent Tax Assessments

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million (approximately $75.7 million converted at current period-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have a $18.0 million liability for unrecognized tax benefits relating to these assessments as of June 30, 2021. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

Guarantees of Registered Securities

The First Lien Notes issued by Valaris have been fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by certain of the direct and indirect subsidiaries (the “Guarantors”) of Valaris under the First Lien Notes Indenture governing the First Lien Notes (the “Guarantees”). The First Lien Notes and Guarantees are secured by liens on the collateral, including, among other things, subject to certain agreed security principles, (i) first-priority perfected liens on 100% of the equity interests of each restricted subsidiary directly owned by Valaris or any Guarantor and (ii) a first-priority perfected lien on substantially all assets of Valaris and each Guarantor, in each case subject to certain exceptions and limitations (collectively, the “Collateral”). We are providing the following information about the Guarantors and the Collateral in compliance with Rules 13-01 and 13-02 of Regulation S-X.

First Lien Note Guarantees

The Guarantees are joint and several senior secured obligations of each Guarantor and rank equally in right of payment with existing and future senior indebtedness of such Guarantor and effectively senior to such Guarantor’s existing and future indebtedness (i) that is not secured by a lien on the Collateral securing the First Lien Notes, or (ii) that is secured by a lien on the Collateral securing the First Lien Notes ranking junior to the liens securing the First Lien Notes. The Guarantees rank effectively junior to such Guarantor’s existing and future secured indebtedness (i) that is secured by a lien on the Collateral that is senior or prior to the lien securing the First Lien Notes, or (ii) that is secured by liens on assets that are not part of the Collateral, to the extent of the value of such assets. The Guarantees rank equally with such Guarantor’s existing and future indebtedness that is secured by first-priority liens on the Collateral and senior in right of payment to any existing and future subordinated indebtedness of such Guarantor. The Guarantees are structurally subordinated to all existing and future indebtedness and other liabilities of any non-Guarantors, including trade payables (other than indebtedness and liabilities owed to such Guarantor).

Under the First Lien Notes Indenture, a Guarantor may be automatically and unconditionally released and relieved of its obligations under its guarantee under certain circumstances, including: (1) in connection with any sale, transfer or other disposition (including by merger, consolidation, distribution, dividend or otherwise) of all or substantially all of the assets of such Guarantor to a person that is not the Company or a restricted subsidiary, if such sale, transfer or other disposition is conducted in accordance with the applicable terms of the First Lien Notes Indenture, (2) in connection with any sale, transfer or other disposition (including by merger, consolidation, amalgamation, distribution, dividend or otherwise) of all of the capital stock of any Guarantor, if such sale, transfer or other disposition is conducted in accordance with the applicable terms of the First Lien Notes Indenture, (3) upon Valaris’s exercise of legal defeasance, covenant defeasance or discharge under the First Lien Notes Indenture, (4) unless an event of default has occurred and is continuing, upon the dissolution or liquidation of a Guarantor in accordance with the First Lien Notes Indenture, and (5) if such Guarantor is properly designated as an unrestricted subsidiary, in each case in accordance with the provisions of the First Lien Notes Indenture.

Valaris conducts its operations primarily through its subsidiaries. As a result, its ability to pay principal and interest on the First Lien Notes is dependent on the cash flow generated by its subsidiaries and their ability to make such cash available to Valaris by dividend or otherwise. The Guarantors’ earnings will depend on their financial and operating performance, which will be affected by general economic, industry, financial, competitive, operating, legislative, regulatory and other factors beyond Valaris’s control. Any payments of dividends, distributions, loans or advances to Valaris by the Guarantors could also be subject to restrictions on dividends under applicable local law in the jurisdictions in which the Guarantors operate. In the event that Valaris does not receive distributions from the Guarantors, or to the extent that the earnings from, or other available assets of, the Guarantors are insufficient, Valaris may be unable to make payments on the First Lien Notes.

Pledged Securities of Affiliates

Pursuant to the terms of the First Lien Notes collateral documents, the Collateral Agent under the First Lien Notes Indenture may pursue remedies, or pursue foreclosure proceedings on the Collateral (including the equity of the Guarantors and other direct subsidiaries of Valaris and the Guarantors), following an event of default under the First Lien Notes Indenture. The Collateral Agent’s ability to exercise such remedies is limited by the intercreditor agreement for so long as any priority lien debt is outstanding.

The combined value of the affiliates whose securities are pledged as Collateral constitutes substantially all of the Company’s value, including assets, liabilities and results of operations. As such, the assets, liabilities and results of operations of the combined affiliates whose securities are pledged as Collateral are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company. The value of the pledged equity is subject to fluctuations based on factors that include, among other things, general economic conditions and the ability to realize on the Collateral as part of a going concern and in an orderly fashion to available and willing buyers and outside of distressed circumstances. There is no trading market for the pledged equity interests.

Under the terms of the First Lien Notes Indenture and the other documents governing the obligations with respect to the First Lien Notes (the “Notes Documents”), Valaris and the Guarantors will be entitled to the release of the Collateral from the liens securing the First Lien Notes under one or more circumstances, including (1) upon full and final payment of any such obligations; (2) to the extent that proceeds continue to constitute Collateral, in the event that Collateral is sold, transferred, disbursed or otherwise disposed of in accordance with the Notes Documents; (3) upon Valaris’s exercise of legal defeasance, covenant defeasance or discharge under the First Lien Notes Indenture; (4) with respect to vessels, certain specified events permitting release of the mortgage with respect to such vessels under the First Lien Notes Indenture; (5) with the consent of the requisite holders under the First Lien Notes Indenture; (6) with respect to equity interests in restricted subsidiaries that incur permitted indebtedness, if such equity interests shall secure such other indebtedness and the same is permitted under the terms of the First Lien Notes Indenture; and (7) as provided in the intercreditor agreement. The collateral agency agreement also provides for release of the Collateral from the liens securing the Notes under the above described circumstances (but including additional requirements for release in relation to all of the documents governing the indebtedness that is secured by first-priority liens on the Collateral, in addition to the First Lien Notes Indenture). Upon the release of any subsidiary from its guarantee, if any, in accordance with the terms of the First Lien Notes Indenture, the lien on any pledged equity interests issued by such Guarantor and on any assets of such Guarantor will automatically terminate.

Summarized Financial Information

The summarized financial information below reflects the combined accounts of the Guarantors and Valaris (collectively, the “Obligors”), for the dates and periods indicated. The financial information is presented on a combined basis and intercompany balances and transactions between entities in the Obligor group have been eliminated.

Summarized Balance Sheet Information:

	Successor	Predecessor
(in millions)	June 30, 2021	December 31, 2020
ASSETS
Current assets	$1,134.2	$901.8
Amounts due from non-guarantor subsidiaries, current	744.3	756.5
Amounts due from related party, current	16.1	20.5
Noncurrent assets	1,014.5	10,514.5
Amounts due from non-guarantor subsidiaries, noncurrent	1,472.5	4,879.2
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities	354.9	369.4
Amounts due from non-guarantor subsidiaries, current	62.0	865.5
Long Term Debt	544.8	—
Noncurrent liabilities	463.8	653.4
Amounts due from non-guarantor subsidiaries, noncurrent	2,255.9	7,848.6
Noncontrolling interest	.9	(4.4)

Summarized Statement of Operations Information:

	Successor	Predecessor
(in millions)	Two Months Ended June 30, 2021	One Month Ended April 30, 2021	Three Months Ended June 30, 2020
Operating revenues	$216.6	$80.5	$411.8
Operating revenues from related party	10.8	5.4	20.7
Operating costs and expenses	192.5	126.3	1,382.4
Reorganization expense	(4.1)	(3,532.4)	—
Income (loss) from continuing operations before income taxes	173.8	(3,487.9)	(914.2)
Net income (loss) attributable to noncontrolling interest	(2.1)	(.8)	1.3
Net income (loss)	171.7	(3,488.7)	(912.9)

	Successor	Predecessor
(in millions)	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021	Six Months Ended June 30, 2020
Operating revenues	$216.6	$384.1	$830.9
Operating revenues from related party	10.8	23.1	50.5
Operating costs and expenses	192.5	1,262.2	4,812.0
Reorganization expense	(4.1)	(3,584.1)	—
Income (loss) from continuing operations before income taxes	173.8	(4,337.0)	(3,757.7)
Net income (loss) attributable to noncontrolling interest	(2.1)	(3.2)	2.8
Net income (loss)	171.7	(4,340.2)	(3,754.9)

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

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of property and equipment, income taxes and pension and other post-retirement benefits. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2020. Concurrent with our emergence from bankruptcy, we adopted fresh start accounting and elected to change the accounting policies related to property and equipment as well as materials and supplies. See "Note 1, Unaudited Condensed Consolidated Financial Statements" to our condensed consolidated financial statements included in "Part I, Item 1. Financial Statements" for more information.

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

Based on their evaluation as of June 30, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – During the second quarter of 2021, upon emergence from Chapter 11, we established controls over the application of fresh start accounting. Except for such application of fresh start accounting, there have been no material changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

UMB Bank Lawsuit

On March 19, 2020, UMB Bank, National Association (“UMB”), the purported indenture trustee for four series of Valaris notes, filed a lawsuit in Harris County District Court in Houston, Texas. The lawsuit was filed against Valaris plc, two legacy Rowan entities, two legacy Ensco entities and the individual directors of the two legacy Rowan entities. The complaint alleged, among other things, breach of fiduciary duty, aiding and abetting breach of fiduciary duty and fraudulent transfer in connection with certain intercompany transactions occurring after completion of the Rowan merger and the Rowan entities’ guarantee of the Predecessor’s now terminated Revolving Credit Facility. In addition to an unspecified amount of damages, the lawsuit sought to void and undo all historical transfers of cash or other assets from legacy Rowan entities to Valaris and its other subsidiaries and the internal reorganization transaction. On August 18, 2020, Valaris and certain of its affiliates entered into the restructuring support agreement, including the noteholders that directed UMB to file the lawsuit. Under the restructuring support agreement, the lawsuit was stayed by agreement throughout the pendency of the bankruptcy proceeding unless the restructuring support agreement terminated at which point each party reserved its rights to argue whether the case should proceed while in bankruptcy. On August 24, 2020, the parties filed a joint notice staying the case. Because the chapter 11 plan of reorganization was confirmed by the Bankruptcy Court and was consummated, the lawsuit was dismissed with prejudice.

Shareholder Class Action

On August 20, 2019, plaintiff Xiaoyuan Zhang, a purported Valaris shareholder, filed a class action lawsuit on behalf of Valaris shareholders against Valaris plc and certain of our executive officers, alleging violations of federal securities laws. After the court appointed a lead plaintiff and lead counsel, the case was stayed in light of the Valaris plc bankruptcy filing. Lead plaintiff submitted a general unsecured claim in Valaris plc’s chapter 11 case. On June 10, 2021, the Bankruptcy Court granted Valaris plc’s motion to subordinate the claim to a class that was not entitled to receive any recovery in the bankruptcy. On June 16, 2021, the Bankruptcy Court also granted Valaris plc’s motion to enforce the releases and injunction under its plan of reorganization and require lead plaintiff to dismiss the lawsuit as to the remaining defendants. Accordingly, on July 8, 2021, lead plaintiff filed a notice of voluntary dismissal of his claims with prejudice.

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2020, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.5 million liability related to these matters was included in accrued liabilities and other on our Condensed Consolidated Balance Sheet as of June 30, 2021.

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

We recently emerged from bankruptcy, which may adversely affect our business and relationships.

It is possible that our having filed for bankruptcy and our recent emergence from the Chapter 11 Cases may adversely affect our business and relationships with our vendors, suppliers, service providers, customers, employees and other third parties. Many risks exist as a result of the Chapter 11 Cases and our emergence, including the following:

•we may have difficulty obtaining acceptable and sufficient financing to execute our business plan;
•key suppliers, vendors and customers, may among other things, renegotiate the terms of our agreements, attempt to terminate their relationship with us or require financial assurances from us;
•our ability to renew existing contracts and obtain new contracts on reasonably acceptable terms and conditions may be adversely affected;
•our ability to attract, motivate and retain key employees and executives may be adversely affected; and
•competitors may take business away from us, and our ability to compete for new business and attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.

Our actual financial results after emergence from bankruptcy may not be comparable to our projections filed with the Bankruptcy Court in the course of the Chapter 11 Cases.

In connection with the disclosure statement we filed with the Bankruptcy Court and the hearing to consider confirmation of the plan of reorganization, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the plan of reorganization and our ability to continue operations upon our emergence from the Chapter 11 Cases. Those projections were prepared solely for the purpose of the Chapter 11 Cases and have not been and will not be updated and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. We have not reviewed the projections or the assumptions on which they were based after our emergence. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, and the assumptions underlying the projections or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.

Our historical financial information will not be indicative of future financial performance as a result of the implementation of the plan of reorganization and the transactions contemplated thereby, as well as our application of fresh start accounting following emergence.

Our capital structure was significantly impacted by the plan of reorganization. Under fresh start accounting rules that we applied on the Effective Date, assets and liabilities will be adjusted to fair values and our accumulated deficit will be reset to zero. Accordingly, as a result of the application of fresh start accounting, our financial condition and results of operations following emergence from the Chapter 11 Cases will not be comparable to the financial condition and results of operations reflected in our historical financial statements on or prior to the Effective Date.

The exercise of all or any number of outstanding warrants or the issuance of stock-based awards may dilute the holders of our common shares.

On the Effective Date, we issued 75,000,000 common shares and 5,645,161 Warrants to purchase 5,645,161 common shares at an exercise price of $131.88 per share, exercisable for a seven years period commencing on that date. Additionally, on May 3, 2021, our board of directors approved and ratified the Valaris Limited 2021 Management Incentive Plan (the “MIP”) and reserved 8,960,573 of our common shares for issuance under awards to be made under the MIP primarily for employees and directors. The grant of equity awards in the future, any exercise of the Warrants into common shares and any sale of common shares underlying outstanding Warrants would have a dilutive effect to the holdings of our existing shareholders and could have an adverse effect on the market for our common shares, including the price that an investor could obtain for their common shares.

Our ability to make payments due on our debt depends on many factors beyond our control.

Our ability to pay our operating and capital expenses and make payments due on our debt depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. The First Lien Notes contain payment-in-kind interest provisions, which reduce the cash needed to pay interest while increasing the principal amount of First Lien Notes that ultimately must be retired with a cash payment. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness or to fund other liquidity needs. A range of economic, competitive, business and industry factors will affect our future financial performance, and many of these factors, such as the economic and financial condition of our industry, the global economy and initiatives of its competitors, are beyond our control. If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•selling assets;
•reducing or delaying capital investments;
•seeking to raise additional capital; or
•restructuring or refinancing all or a portion of our indebtedness at or before maturity.

We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect our ability to pay the amounts due under our debt.

The indenture governing the First Lien Notes contains operating and financial restrictions that restrict our business and financing activities and could limit our growth.

The primary restrictive covenants contained in the indenture governing the First Lien Notes limit our ability to, among other things:

•incur additional indebtedness;
•sell or convey assets;
•make loans to or investments in others;
•enter into mergers;
•make certain payments;
•incur liens; and
•pay dividends.

We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants imposed on us by the indenture.

Increased scrutiny from stakeholders and others regarding our ESG practices and reporting responsibilities could result in additional costs or risks and adversely impact our business and reputation.

Environmental, Social and Governance (ESG) matters have been the subject of increased focus by investors, investment funds and other market and industry participants, as well as certain regulators, including in the U.S. and the EU. We publish an annual Sustainability Report, which includes disclosure of our ESG practices and goals. We anticipate that we will publish our 2020 Sustainability Report in September 2021. Our disclosures on these matters or a failure to meet these goals or evolving stakeholder expectations for ESG practices and reporting may potentially harm our reputation and impact employee retention, customer relationships and access to capital. By electing to set and share publicly our corporate ESG standards, our business may also face increased scrutiny related to ESG activities. As ESG best-practices and reporting standards continue to develop, we may incur increasing costs related ESG monitoring and reporting and complying with ESG initiatives.

We are a Bermuda company and it may be difficult to enforce judgments against us or our directors and executive officers.

We are a Bermuda exempted company. As a result, the rights of holders of our common shares are governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. Some of our directors and officers are not residents of the United States, and a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on those persons in the United States or to enforce in the United States judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

Our bye-laws restrict shareholders from bringing legal action against our officers and directors.

Our bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty.

Legislation enacted in Bermuda as to Economic Substance may affect our operations.

Pursuant to the Economic Substance Act 2018 (as amended) of Bermuda (the “ES Act”) that came into force on January 1, 2019, a registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda (“non-resident entity”) that carries on as a business any one or more of the “relevant activities” referred to in the ES Act must comply with economic substance requirements. The ES Act may require in-scope Bermuda entities which are engaged in such “relevant activities” to be directed and managed in Bermuda, have an adequate level of qualified employees in Bermuda, incur an adequate level of annual expenditure in Bermuda, maintain physical offices and premises in Bermuda or perform core income-generating activities in Bermuda. The list of “relevant activities” includes carrying on any one or more of: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. The ES Act could affect the manner in which we operate our business, which could adversely affect our business, financial condition and results of operations.

Provisions in our bye-laws could delay or prevent a change in control of our company, which could adversely affect the price of our common shares.

The existence of some provisions in our bye-laws could delay or prevent a change in control of our company that a shareholder may consider favorable, which could adversely affect the price of our common shares. Certain provisions of our bye-laws could make it more difficult for a third party to acquire control of our company, even if the change of control would be beneficial to our shareholders. These provisions include:

•authority of our board to determine its size;
•the ability of our board of directors to issue preferred shares without shareholder approval;
•limitations on the removal of directors; and
•limitations on the ability of our shareholders to act by written consent in lieu of a meeting.

In addition, our bye-laws establish advance notice provisions for shareholder proposals and nominations for elections to the board of directors to be acted upon at meetings of shareholders.

Our current backlog of contract drilling revenue may not be fully realized and may decline significantly in the future.

As of August 2, 2021, our contract backlog was approximately $2.2 billion and $1.0 billion as of December 31, 2020. This amount reflects the remaining contractual terms multiplied by the applicable contractual day rate. The contractual revenue may be higher than the actual revenue we ultimately receive because of a number of factors, including rig downtime or suspension of operations. Several factors could cause rig downtime or a suspension of operations, many of which are beyond our control, including:

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

Our customers may seek to terminate, repudiate or renegotiate our drilling contracts for various reasons, including in the event of a total loss of the drilling rig, the suspension or interruption of operations for extended periods due to breakdown of major rig equipment, failure to comply with performance conditions or equipment specifications, "force majeure" events, the failure of the customer to receive final investment decision (FID) with respect to projects for which the drilling rig was contracted or other specified events. Generally, our drilling contracts permit early termination of the contract by the customer for convenience (without cause), exercisable upon advance notice to us, and in certain cases without making an early termination payment to us. There can be no assurances that our customers will be able to or willing to fulfill their contractual commitments to us.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

    The following table provides a summary of our repurchases of our equity securities during the quarter ended June 30, 2021:

Issuer Repurchases of Equity Securities
Period	Total Number of Securities Repurchased(1)	Average Price Paid per Security	Total Number of Securities Repurchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Securities that May Yet Be Repurchased Under Plans or Programs (3)

April 1 - April 30 (2)	1,057	$0.07	—	$500,000,000

May 1 - May 31	—	$—	—	—
June 1 - June 30	—	$—	—	—
Total	1,057	$0.07	—

(1)During the month of April 2021, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.

(2)On the Effective Date and pursuant to the terms of the plan of reorganization, all Legacy Valaris ordinary shares were cancelled. Furthermore, all agreements, instruments and other documents evidencing, relating or otherwise connected with any of Legacy Valaris' equity interests outstanding prior to the Effective Date, including all equity-based awards, were cancelled.

(3)Since the Effective Date, we have not had, and currently do not have, a share repurchase program in place.

Item 6.   Exhibits

Exhibit Number	Exhibit
3.1	Memorandum of Association of Valaris Limited (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2021, File No. 1-8097).
3.2	Bye-laws of Valaris Limited (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 30, 2021, File No. 1-8097).

4.1
Indenture, dated as of April 30, 2021, among Valaris Limited, the guarantors listed therein, and Wilmington Savings Fund Society, FSB as collateral agent and trustee (including the form of First Lien Note attached thereto) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2021, File No. 1-8097).

4.2
First Supplemental Indenture, dated as of July 6, 2021, among Valaris Limited, Alpha South Pacific Holding Company, and Wilmington Savings Fund, FSB as collateral agent and trustee (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 9 to the Registration Statement on Form S-1 filed on July 7, 2021, File No. 333-257022).

10.1
Warrant Agreement, dated as of April 30, 2021, by and between Valaris Limited and Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2021, File No. 1-8097).

10.2
Equity Registration Rights Agreement, dated as of April 30, 2021, by and among Valaris Limited and the holders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 30, 2021, File No. 1-8097).

10.3
Notes Registration Rights Agreement, dated as of April 30, 2021, by and among Valaris Limited and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 30, 2021, File No. 1-8097).

10.4	Form of Valaris Limited 2021 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 30, 2021, File No. 1-8097).
10.5	Executive Severance Plan of Valaris Limited (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 30, 2021, File No. 1-8097).
10.6
Employment Agreement, dated as of April 30. 2021, by and between Dr. Thomas Burke and Valaris Limited and (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 30, 2021, File No. 1-8097).

*10.7	Amendment No. 6 to the ENSCO Supplemental Executive Retirement Plan (as Amended and Restated Effective January 1, 2004), effective as of July 1, 2021, by ENSCO International Incorporated.
*10.8	Amendment No. 7 to the ENSCO 2005 Supplemental Executive Retirement Plan (as Amended and Restated Effective January 1, 2005), effective as of July 1, 2021, by ENSCO International Incorporated.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included with Exhibit 101 attachments).
*   Filed herewith.
** Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris Limited

Date:	August 3, 2021	/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ COLLEEN W. GRABLE
Colleen W. Grable Controller (principal accounting officer)