Form 10-Q
period 2021-09-30
Valaris Ltd
filed 2021-11-02
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of October 28, 2021, there were 75,000,045 Common Shares of the registrant issued and outstanding.

VALARIS LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations Three Months Ended September 30, 2021 (Successor) and 2020 (Predecessor)	5

Condensed Consolidated Statements of Operations For the Period May 1, 2021 through September 30, 2021 (Successor), the Period January 1, 2021 through April 30, 2021 (Predecessor) and the Nine Months Ended September 30, 2020 (Predecessor)	6

Condensed Consolidated Statements of Comprehensive Loss Three Months Ended September 30, 2021 (Successor) and 2020 (Predecessor)	7

Condensed Consolidated Statements of Comprehensive Loss For the Period May 1, 2021 through September 30, 2021 (Successor), the Period January 1, 2021 through April 30, 2021 (Predecessor) and the Nine Months Ended September 30, 2020 (Predecessor)	8

Condensed Consolidated Balance Sheet September 30, 2021 (Successor) and December 31, 2020 (Predecessor)	9

Condensed Consolidated Statements of Cash Flows For the Period May 1, 2021 through September 30, 2021 (Successor), the Period January 1, 2021 through April 30, 2021 (Predecessor) and the Nine Months Ended September 30, 2020 (Predecessor)	10

Notes to Condensed Consolidated Financial Statements	11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	56

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	81

ITEM 4. CONTROLS AND PROCEDURES	81

PART II OTHER INFORMATION	82

ITEM 1. LEGAL PROCEEDINGS	82

ITEM 1A. RISK FACTORS	82

ITEM 6. EXHIBITS	83

SIGNATURES	84

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

Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, particularly in light of uncertain market conditions, including:
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
•the impact of our emergence from bankruptcy on our business and relationships and comparability of our financial results, as well as the dilutive impacts of warrants issued pursuant to the plan of reorganization;
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
•internal control risk due to significant employee reductions and changes in management;
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
•governmental regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations (such as the Gulf of Mexico during hurricane season), limitations on new oil and gas leasing in U.S. federal lands and waters, and regulatory measures to limit or reduce greenhouse gas emissions;
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
In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2020, and Item 1A of Risk Factors in Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, which is available on the U.S. Securities and Exchange Commission website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
OPERATING REVENUES	$326.7	$285.3
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	274.3	307.2
Depreciation	24.4	122.4
General and administrative	27.2	72.1
Total operating expenses	325.9	501.7
OTHER OPERATING INCOME	—	118.1
EQUITY IN EARNINGS OF ARO	2.6	3.9
OPERATING INCOME (LOSS)	3.4	(94.4)
OTHER INCOME (EXPENSE)
Interest income	9.7	4.7
Interest expense, net (Unrecognized contractual interest expense for debt subject to compromise was $45.9 million for the three months ended September 30, 2020)	(11.3)	(59.8)
Reorganization items, net	(6.5)	(497.5)
Other, net	5.2	(3.1)
	(2.9)	(555.7)
INCOME (LOSS) BEFORE INCOME TAXES	.5	(650.1)
PROVISION FOR INCOME TAXES
Current income tax expense	53.2	16.4
Deferred income tax expense	.1	5.5
	53.3	21.9
NET LOSS	(52.8)	(672.0)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.7)	1.1
NET LOSS ATTRIBUTABLE TO VALARIS	$(54.5)	$(670.9)
LOSS PER SHARE - BASIC AND DILUTED	$(0.73)	$(3.36)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	75.0	199.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021	Nine Months Ended September 30, 2020
OPERATING REVENUES	$529.5	$397.4	$1,130.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	443.0	337.8	1,153.9
Loss on impairment	—	756.5	3,646.2
Depreciation	41.0	159.6	418.4
General and administrative	39.9	30.7	188.1
Total operating expenses	523.9	1,284.6	5,406.6
OTHER OPERATING INCOME	—	—	118.1
EQUITY IN EARNINGS (LOSSES) OF ARO	7.4	3.1	(7.6)
OPERATING INCOME (LOSS)	13.0	(884.1)	(4,165.4)
OTHER INCOME (EXPENSE)
Interest income	17.5	3.6	15.2
Interest expense, net (Unrecognized contractual interest expense for debt subject to compromise was $132.9 million and $45.9 million for the four months ended April 30, 2021 and the nine months ended September 30, 2020, respectively)	(19.3)	(2.4)	(289.2)
Reorganization items, net	(10.6)	(3,584.6)	(497.5)
Other, net	10.9	19.9	2.5
	(1.5)	(3,563.5)	(769.0)
INCOME (LOSS) BEFORE INCOME TAXES	11.5	(4,447.6)	(4,934.4)
PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax expense (benefit)	67.2	34.4	(42.3)
Deferred income tax expense (benefit)	1.2	(18.2)	(103.6)
	68.4	16.2	(145.9)
NET LOSS	(56.9)	(4,463.8)	(4,788.5)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.8)	(3.2)	3.9
NET LOSS ATTRIBUTABLE TO VALARIS	$(60.7)	$(4,467.0)	$(4,784.6)
LOSS PER SHARE - BASIC AND DILUTED	$(0.81)	$(22.38)	$(24.09)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	75.0	199.6	198.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
NET LOSS	$(52.8)	$(672.0)
OTHER COMPREHENSIVE INCOME, NET
Net change in fair value of derivatives	—	2.7
Net changes in pension and postretirement plan assets and benefit obligations recognized in other comprehensive income	(.2)	—
Reclassification of net gains on derivative instruments from other comprehensive income into net loss	—	(.5)
Other	.2	(.1)
NET OTHER COMPREHENSIVE INCOME	—	2.1
COMPREHENSIVE LOSS	(52.8)	(669.9)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.7)	1.1
COMPREHENSIVE LOSS ATTRIBUTABLE TO VALARIS	$(54.5)	$(668.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Successor	Predecessor
	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021	Nine Months Ended September 30, 2020
NET LOSS	$(56.9)	$(4,463.8)	$(4,788.5)
OTHER COMPREHENSIVE LOSS, NET
Net changes in pension and postretirement plan assets and benefit obligations recognized in other comprehensive loss	(.2)	.1	—
Net change in fair value of derivatives	—	—	(5.4)
Reclassification of net gains on derivative instruments from other comprehensive loss into net loss	—	(5.6)	(11.5)
Other	—	—	(.5)
NET OTHER COMPREHENSIVE LOSS	(.2)	(5.5)	(17.4)
COMPREHENSIVE LOSS	(57.1)	(4,469.3)	(4,805.9)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.8)	(3.2)	3.9
COMPREHENSIVE LOSS ATTRIBUTABLE TO VALARIS	$(60.9)	$(4,472.5)	$(4,802.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	Successor	Predecessor
	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$620.8	$325.8
Restricted cash	33.9	11.4
Accounts receivable, net	455.8	449.2
Other current assets	117.0	386.5
Total current assets	1,227.5	1,172.9
PROPERTY AND EQUIPMENT, AT COST	933.1	13,209.3
Less accumulated depreciation	40.8	2,248.8
Property and equipment, net	892.3	10,960.5
LONG-TERM NOTES RECEIVABLE FROM ARO	241.3	442.7
INVESTMENT IN ARO	87.9	120.9
OTHER ASSETS	153.5	176.2
	$2,602.5	$12,873.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$203.0	$176.4
Accrued liabilities and other	223.8	250.4
Total current liabilities	426.8	426.8
LONG-TERM DEBT	545.1	—
OTHER LIABILITIES	591.3	762.4
Total liabilities not subject to compromise	1,563.2	1,189.2
LIABILITIES SUBJECT TO COMPROMISE	—	7,313.7
COMMITMENTS AND CONTINGENCIES
VALARIS SHAREHOLDERS' EQUITY
Predecessor Class A ordinary shares, U.S. $0.40 par value, 206.1 million shares issued as of December 31, 2020	—	82.5
Predecessor Class B ordinary shares, £1 par value, 50,000 shares issued as of December 31, 2020	—	.1
Successor common shares, $0.01 par value, 700 million shares authorized, 75 million shares issued as of September 30, 2021	.8	—
Successor preference shares, $0.01 par value, 150 million shares authorized, no shares issued as of September 30, 2021	—	—
Successor stock warrants	16.4	—
Additional paid-in capital	1,080.3	8,639.9
Retained deficit	(60.7)	(4,183.8)
Accumulated other comprehensive loss	(.2)	(87.9)
Predecessor Treasury shares, at cost, 6.6 million shares as of December 31, 2020	—	(76.2)
Total Valaris shareholders' equity	1,036.6	4,374.6
NONCONTROLLING INTERESTS	2.7	(4.3)
Total equity	1,039.3	4,370.3
	$2,602.5	$12,873.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Successor	Predecessor
	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021	Nine Months Ended September 30, 2020
OPERATING ACTIVITIES
Net loss	$(56.9)	$(4,463.8)	$(4,788.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	41.0	159.6	418.4
Accretion of discount on shareholders note	(12.9)	—	—
Equity in losses (earnings) of ARO	(7.4)	(3.1)	7.6
Deferred income tax expense (benefit)	1.2	(18.2)	(103.6)
Amortization, net	2.8	(4.8)	14.4
Share-based compensation expense	1.6	4.8	17.8
Debt discounts and other	.3	—	36.8
Loss on impairment	—	756.5	3,646.2
Adjustment to gain on bargain purchase	—	—	6.3
Gain on debt extinguishment	—	—	(3.1)
Debtor in possession financing fees and payments on Backstop Commitment Agreement	—	—	43.8
Reorganization items, net	—	3,487.3	447.9
Other	(6.3)	(4.1)	2.4
Changes in operating assets and liabilities	19.3	68.5	(131.8)
Contributions to pension plans and other post-retirement benefits	(1.7)	(22.5)	(11.0)
Net cash used in operating activities	(19.0)	(39.8)	(396.4)
INVESTING ACTIVITIES
Additions to property and equipment	(23.7)	(8.7)	(82.9)
Net proceeds from disposition of assets	1.5	30.1	44.2
Net cash provided by (used in) investing activities	(22.2)	21.4	(38.7)
FINANCING ACTIVITIES
Issuance of first lien notes	—	520.0	—
Payments to Predecessor creditors	—	(129.9)	—
Borrowings on credit facility	—	—	596.0
Debtor in possession financing fees and payments on Backstop Commitment Agreement	—	—	(43.8)
Repayments of credit facility borrowings	—	—	(15.0)
Reduction of long-term borrowings	—	—	(9.7)
Purchase of noncontrolling interests	—	—	(7.2)
Other	—	(1.4)	(1.9)
Net cash provided by financing activities	—	388.7	518.4
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(.1)	(.1)	(.1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(41.3)	370.2	83.2
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	696.0	325.8	97.2
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$654.7	$696.0	$180.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Valaris Limited and its subsidiaries (the "Company," "Valaris," "Successor," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2020 Condensed Consolidated Balance Sheet data was derived from our 2020 audited consolidated financial statements but does not include all disclosures required by GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

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

References to the financial position and results of operations of the "Successor" or "Successor Company" relate to the financial position and results of operations of the Company after the Effective Date. References to the financial position and results of operations of the "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of Legacy Valaris on and prior to the Effective Date. References to the “Company,” “we,” “us” or “our” in this Quarterly Report are to Valaris Limited, together with its consolidated subsidiaries, when referring to periods following the Effective Date, and to Legacy Valaris, together with its consolidated subsidiaries, when referring to periods prior to and including the Effective Date.

Results of operations for the four months ended April 30, 2021 (Predecessor) and five months ended September 30, 2021 (Successor) are not necessarily indicative of the results of operations that will be realized from September 30, 2021 to December 31, 2021 (Successor), or for any future period. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 2, 2021.

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

Below is a summary of the terms of the plan of reorganization:

•Appointed six new members to the Company's Board of Directors to replace all of the directors of Legacy Valaris, other than the director also serving as President and Chief Executive Officer at the Effective Date, who was re-appointed pursuant to the plan of reorganization. All but one of the seven new directors, became directors as of the Effective Date and one became a director on July 1, 2021.

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

•Holders of general unsecured claims are entitled to receive payment in full within ninety days after the later of (a) the Effective Date and (b) the date such claim comes due;

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

•On the Effective Date, Valaris Limited entered into a registration rights agreement with certain parties who received Common Shares;

•On the Effective Date, Valaris Limited entered into a registration rights agreement with certain parties who received First Lien Notes; and

•There were no borrowings outstanding against our debtor-in-possession ("DIP") facility and there were no DIP claims that were not due and payable on, or that otherwise survived, the Effective Date. The DIP Credit Agreement terminated on the Effective Date.

Management Incentive Plan

In accordance with the plan of reorganization, Valaris Limited adopted the 2021 Management Incentive Plan (the “MIP”) as of the Effective Date and authorized and reserved 8,960,573 Common Shares for issuance pursuant to equity incentive awards to be granted under the MIP, which may be in the form of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and cash awards or any combination thereof.

Liabilities Subject to Compromise

The Debtors' pre-petition Senior Notes and related unpaid accrued interest as of the Petition Date were classified as Liabilities Subject to Compromise on our Condensed Consolidated Balance Sheets as of December 31, 2020. The liabilities were reported at the amounts expected to be allowed as claims by the Bankruptcy Court.

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

The contractual interest expense on the outstanding Senior Notes and the Revolving Credit Facility was in excess of recorded interest expense by $132.9 million for the four months ended April 30, 2021 (Predecessor). The contractual interest expense on the Predecessor's Senior Notes and Revolving Credit Facility was in excess of recorded interest expense by $45.9 million for both the three and nine months ended September 30, 2020 (Predecessor). This excess contractual interest was not included as interest expense on our Condensed Consolidated Statements of Operations, as we had discontinued accruing interest on the Predecessor's Senior Notes and Revolving Credit Facility subsequent to the Petition Date. The Predecessor discontinued making interest payments on the Senior Notes beginning in June 2020.

Pre-petition Charges

We have reported the backstop commitment fee and legal and other professional advisor fees incurred in relation to the Chapter 11 Cases, but prior to the Petition Date, as general and administrative expenses in our unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020 (Predecessor) in the amount of $42.6 million and $64.7 million, respectively.

Reorganization Items

Expenditures, gains and losses that are realized or incurred by the Debtors as of or subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are reported as Reorganization items, net in our Condensed Consolidated Statements of Operations for the three and five months ended September 30, 2021 (Successor), four months ended April 30, 2021 (Predecessor) and three and nine months ended September 30, 2020 (Predecessor). These costs include legal and other professional advisory service fees pertaining to the Chapter 11 Cases, contract items related to rejecting certain operating leases ("Contract items") and the effects of the emergence from bankruptcy, including the application of fresh start accounting. Additionally, the three and nine months ended

September 30, 2020 (Predecessor) included all adjustments made to the carrying amount of certain pre-petition liabilities reflecting claims that were expected to be allowed by the Bankruptcy Court and DIP Facility Fees.

The components of reorganization items, net were as follows (in millions):

	Successor		Predecessor
	Three Months Ended September 30, 2021	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021	Three and Nine Months Ended September 30, 2020
DIP Facility fees	$—	$—	$—	$23.8
Professional fees	6.5	12.1	93.4	25.8
Contract items	—	(1.5)	3.9	—
Reorganization items (fees)	6.5	10.6	97.3	49.6

Write-off of unamortized debt discounts, premiums and issuance costs	$—	$—	$—	$447.9
Contract items	—	—	.5	—
Backstop premium	—	—	30.0	—
Gain on settlement of liabilities subject to compromise	—	—	(6,139.0)	—
Issuance of Common Shares for backstop premium	—	—	29.1	—
Issuance of Common Shares to the Shipyard	—	—	5.4	—
Write-off of unrecognized share-based compensation expense	—	—	16.0	—
Impact of newbuild contract amendments	—	—	350.7	—
Loss on fresh start adjustments	—	—	9,194.6	—
Reorganization items (non-cash)	—	—	3,487.3	447.9

Total reorganization items, net	$6.5	$10.6	$3,584.6	$497.5

Reorganization items (fees) unpaid	$3.0	$3.0	$38.3	$25.8
Reorganization items (fees) paid	$3.5	$7.6	$59.0	$23.8

Note 3 -Fresh Start Accounting

Applicability of Fresh Start Accounting

Upon emergence from bankruptcy, we qualified for and applied fresh start accounting, which resulted in the Company becoming a new entity for financial reporting purposes because (1) the holders of the then existing Class A ordinary shares of the Predecessor received less than 50 percent of the Common Shares of the Successor outstanding upon emergence and (2) the reorganization value of the Company’s assets immediately prior to confirmation of the plan of reorganization was less than the total of all post-petition liabilities and allowed claims.

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

	As of April 30, 2021
	Predecessor	Reorganization Adjustments		Fresh Start Accounting Adjustments		Successor

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$280.2	$327.4	(a)	$—		$607.6
Restricted cash	45.7	42.7	(b)	—		88.4
Accounts receivable, net	425.9	—		—		425.9
Other current assets	370.1	1.5	(c)	(281.1)	(o)	90.5
Total current assets	1,121.9	371.6		(281.1)		1,212.4
PROPERTY AND EQUIPMENT, NET	10,026.4	(417.6)	(d)	(8,699.7)	(p)	909.1
LONG-TERM NOTES RECEIVABLE FROM ARO	442.7	—		(214.4)	(q)	228.3
INVESTMENT IN ARO	123.9	—		(43.4)	(r)	80.5
OTHER ASSETS	166.4	(10.0)	(e)	8.9	(s)	165.3
	$11,881.3	$(56.0)		$(9,229.7)		$2,595.6
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$161.5	$13.1	(f)	$(.5)	(t)	$174.1
Accrued liabilities and other	290.7	(12.4)	(g)	(61.8)	(u)	216.5
Total current liabilities	452.2	.7		(62.3)		390.6
LONG-TERM DEBT	—	544.8	(h)	—		544.8
OTHER LIABILITIES	706.2	(55.2)	(i)	(85.6)	(v)	565.4
Total liabilities not subject to compromise	1,158.4	490.3		(147.9)		1,500.8
LIABILITIES SUBJECT TO COMPROMISE	7,313.7	(7,313.7)	(j)	—		—
COMMITMENTS AND CONTINGENCIES
VALARIS SHAREHOLDERS' EQUITY
Predecessor Class A ordinary shares	82.5	(82.5)	(k)	—		—
Predecessor Class B ordinary shares	.1	(.1)	(k)	—		—
Successor common shares	—	.8	(l)	—		.8
Successor stock warrants	—	16.4	(m)	—		16.4
Predecessor additional paid-in capital	8,644.0	(8,644.0)	(k)	—		—
Successor additional paid-in capital	—	1,078.7	(l)	—		1,078.7
Retained deficit	(5,147.4)	14,322.6	(n)	(9,175.2)	(w)	—
Accumulated other comprehensive loss	(93.4)	—		93.4	(x)	—
Predecessor treasury shares	(75.5)	75.5	(k)	—		—
Total Valaris shareholders' equity	3,410.3	6,767.4		(9,081.8)		1,095.9
NONCONTROLLING INTERESTS	(1.1)	—		—		(1.1)
Total equity	3,409.2	6,767.4		(9,081.8)		1,094.8
	$11,881.3	$(56.0)		$(9,229.7)		$2,595.6

Reorganization Adjustments

(a)Cash

Represents the reorganization adjustments (in millions):

Receipt of cash for First Lien Notes	$500.0
Loan proceeds from backstop lenders	20.0
Funds received for liquidation of rabbi trust related to certain employee benefits	17.6
Payments to Predecessor creditors	(129.9)
Transfer of funds for payment of certain professional fees to escrow account	(42.7)
Payment for certain professional services fees	(29.0)
Various other	(8.6)
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

(f)Accounts payable - trade

Reflects the following reorganization adjustments (in millions):

Professional fees incurred upon emergence	$26.1
Payment of professional fees incurred prior to emergence	(12.6)
Payment of certain accounts payable incurred prior to emergence	(.4)
$13.1

(g)Accrued liabilities and other

Reflects the following reorganization adjustments (in millions):

Elimination of lease liabilities associated with Newbuild Rigs	$(5.0)
Elimination of accrued post-petition holding costs associated with Newbuild Rigs	(4.1)
Payment of certain accrued liabilities incurred prior to emergence	(3.3)
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

(i)Other liabilities

Reflects the following reorganization adjustments (in millions):

Elimination of construction contract intangible liabilities associated with Newbuild Rigs	$(49.9)
Elimination of accrued post-petition holding costs associated with Newbuild Rigs	(4.7)
Elimination of lease liabilities associated with Newbuild Rigs	(.6)
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

(m)Successor stock warrants

On the Effective Date and pursuant to the plan of reorganization, Valaris Limited issued an aggregate of 5.6 million Warrants exercisable for up to an aggregate of 5.6 million Common Shares to former holders of Legacy Valaris's equity interests. The fair value of the Warrants as of the Effective Date was $16.4 million.

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
$(281.1)

Primarily reflects the fresh start adjustment to eliminate the historical balance for materials and supplies as the result of a change in accounting policy upon emergence.

    The fresh start adjustment for the elimination of historical deferred contract drilling expenses primarily relates to deferred mobilization costs, deferred contract preparation costs. and deferred certification costs. Costs incurred for mobilization and contract preparation prior to the commencement of drilling services are deferred and subsequently amortized over the term of the related drilling contract. Additionally, we must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. These deferred costs have no future economic benefit and are eliminated from the fresh start financial statements.

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

(r) Investment in ARO

    Reflects the fresh start adjustment to record the estimated fair value of the equity investment in ARO.

(s) Other assets

Reflects the fresh start adjustments to record the estimated fair value of other assets as follows (in millions):

Deferred tax impacts of certain fresh start adjustments	$21.1
Fair value of contracts with customers	8.5
Fair value adjustments to right-of-use assets	.4
Elimination of historical deferred contract drilling expenses	(16.5)
Elimination of other deferred costs	(4.6)
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

The fresh start adjustment to right-of-use assets reflects the remeasuring of our operating leases as of the emergence date. Certain operating leases had unfavorable terms as of the emergence date, and as a result the right-of-use asset for such leases does not equal the lease liability upon emergence.

The fresh start adjustment to eliminate historical deferred contract drilling expenses reflects the noncurrent portion of historical deferred contract drilling expenses described in (o) above as well as the elimination of customer contract intangibles previously recorded in purchase accounting.

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

(u)Accrued liabilities and other

Reflects the fresh start adjustments to record the estimated fair value of current liabilities as follows (in millions):

Elimination of customer payable balance	$(36.8)
Elimination of historical deferred revenues	(25.9)
Fair value of contracts with customers	.5
Fair value adjustment to lease liabilities	.4
$(61.8)

    The fresh start adjustment to eliminate the customer payable balance is related to a fresh start adjustment made to present the balance on a net basis.

    The fresh start adjustment to eliminate historical deferred revenues is primarily related to amounts previously received for the reimbursement for capital upgrades, upfront contract deferral fees and mobilization. Such amounts are deferred and subsequently amortized over the term of the related drilling contract. The deferred revenue does not represent future performance obligations of Valaris and are eliminated as fresh start accounting adjustments.

The fresh start adjustment to record the estimated fair value of contracts with customers reflects the intangible liabilities recognized for firm customer contracts in place at the balance sheet date that have unfavorable contract terms as compared to current market day rates for comparable drilling rigs. The various factors considered in the adjustment are (1) the contracted day rate for each contract, (2) the remaining term of each contract, (3) the rig class and (4) the market conditions for each respective rig class at the emergence date. The intangible liabilities are computed based on the present value of the difference in cash inflows over the remaining contract term as compared to a hypothetical contract with the same remaining term at an estimated current market day rate using a risk-adjusted discount rate and an estimated effective income tax rate. This balance will be amortized to operating revenues over the respective remaining contract terms on a straight-line basis.

The fresh start adjustment to lease liabilities reflects the remeasuring of our operating leases as of the emergence date.

(v)Other liabilities

    Reflects the fresh start adjustments to record the estimated fair value of other liabilities as follows (in millions):

Adjustment to fair value of pension and other post-retirement plan liabilities	$(82.7)
Elimination of historical deferred revenue	(5.9)
Deferred tax impacts of certain fresh start adjustments	1.7
Fair value adjustments to lease liabilities	1.1
Fair value adjustments to other liabilities	.2
$(85.6)

The fresh start adjustment to fair value pension and other post-retirement plan liabilities results from the remeasurement of the pension and other post-retirement benefit plans at the emergence date.

    The fresh start adjustment to eliminate deferred revenues reflects the noncurrent portion of deferred revenues described in (u) above.

The fresh start adjustment for deferred income tax liabilities represents the estimated incremental deferred taxes, which reflects the tax effect of the differences between the estimated fair value certain assets and liabilities recorded under fresh start accounting and the carryover tax basis of those assets and liabilities.

The fresh start adjustment to lease liabilities reflects the remeasuring of our operating leases as of the Effective Date.

(w)Retained Deficit

Reflects the fresh start adjustments to retained deficit as follows (in millions):

Fair value adjustments to prepaid and other current assets	$(281.1)
Fair value adjustments to property	(8,699.7)
Fair value of intangible assets	8.5
Fair value adjustment to investment in ARO	(43.4)
Fair value adjustment to note receivable from ARO	(214.4)
Fair value adjustments to other assets	(20.7)
Fair value adjustments to other current liability	62.8
Fair value of intangible liabilities	(.5)
Fair value adjustment to other liabilities	87.3
Elimination of Predecessor accumulated other comprehensive loss	(93.4)
Total fresh start adjustments included in reorganization items, net	$(9,194.6)
Tax impact of fresh start adjustments	19.4
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

The amount estimated for variable consideration is only recognized as revenue to the extent that it is probable that a significant reversal will not occur during the contract term. We have applied the optional exemption afforded in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and have not disclosed the variable consideration related to our estimated future day rate revenues. The remaining duration of our drilling contracts based on those in place as of September 30, 2021 was between approximately 1 month and 3.5 years.

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

As of September 30, 2021 and December 31, 2020, we have a contract liability with ARO, our 50/50 joint venture with Saudi Aramco, representing the difference between the amounts billed under the Lease Agreements and lease revenues earned up to the respective date. See “Note 5 – Equity Method Investment in ARO" for additional details regarding our balances with ARO.

The following table summarizes our contract assets and contract liabilities (in millions):

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Current contract assets	$1.5	$1.4
Noncurrent contract assets	$—	$.4
Current contract liabilities (deferred revenue)	$32.5	$57.6
Noncurrent contract liabilities (deferred revenue)	$11.9	$14.3

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2020 (Predecessor)	$1.8	$71.9
Revenue recognized in advance of right to bill customer	2.3	—
Increase due to cash received	—	10.2
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(14.8)
Decrease due to transfer to receivables during the period	(1.6)	—
Fresh start accounting revaluation	(.3)	(31.6)
Balance as of April 30, 2021 (Predecessor)	$2.2	$35.7

Balance as of May 1, 2021 (Successor)	$2.2	$35.7
Revenue recognized in advance of right to bill customer	2.3	—
Increase due to cash received	—	34.2
Decrease due to amortization of deferred revenue that was added during the period	—	(10.7)
Decrease due to transfer to receivables and payables during the period	(3.0)	(14.8)
Balance as of September 30, 2021 (Successor)	$1.5	$44.4

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Demobilization costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred. Deferred contract costs were included in other current assets and other assets on our Condensed Consolidated Balance Sheets and totaled $17.7 million and $13.8 million as of September 30, 2021 (Successor) and December 31, 2020 (Predecessor), respectively. For the Successor, during the three and five months ended September 30, 2021, amortization of such costs totaled $11.4 million and $13.2 million respectively. For the

Predecessor, during the four months ended April 30, 2021, amortization of such costs totaled $7.6 million. During the three and nine months ended September 30, 2020, amortization of such costs for the Predecessor totaled $7.0 million and $35.9 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in other current assets and other assets on our Condensed Consolidated Balance Sheets and totaled $1.6 million and $8.4 million as of September 30, 2021 (Successor) and December 31, 2020 (Predecessor), respectively. For the Successor, during the three and five months ended September 30, 2021, amortization of these costs totaled $0.1 million and $0.2 million respectively. For the Predecessor, during the four months ended April 30, 2021, amortization of these cost totaled $3.1 million. During the three and nine months ended September 30, 2020, amortization of such costs for the Predecessor totaled $1.5 million and $7.2 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

Our contract liabilities and deferred costs are amortized on a straight-line basis over the contract term or corresponding certification period to operating revenues and contract drilling expense, respectively, with the exception of the contract liabilities related to our Lease Agreements (as defined below) with ARO which would not be contractually payable until the end of the lease term or termination, if sooner. For the Successor, expected future amortization of our contract liabilities and deferred costs recorded as of September 30, 2021 is set forth in the table below (in millions):

	Remaining 2021	2022	2023	2024 and Thereafter	Total
Amortization of contract liabilities	$26.5	$16.5	$1.4	$—	$44.4
Amortization of deferred costs	$6.5	$11.4	$1.4	$—	$19.3

Note 5 -Equity Method Investment in ARO

Background

ARO, a company that owns and operates offshore drilling rigs in Saudi Arabia, was formed and commenced operations in 2017 pursuant to the terms of an agreement entered into by Rowan Companies Limited (formerly Rowan Companies plc) ("Rowan") and Saudi Aramco to create a 50/50 joint venture ("Shareholder Agreement"). Pursuant to our completion of the combination with Rowan (the "Rowan Transaction") on April 11, 2019 (the "Transaction Date"), we acquired Rowan's interest in ARO making us a 50% partner. As of September 30, 2021, ARO owns seven jackup rigs, has ordered two newbuild jackup rigs, and leases eight rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO. All of the leased rigs were operating under three-year drilling contracts with Saudi Aramco. The seven rigs owned by ARO, previously purchased from Rowan and Saudi Aramco, are currently operating under contracts with Saudi Aramco for an aggregate 15 years provided that the rigs meet the technical and operational requirements of Saudi Aramco.
The Company and Saudi Aramco have agreed to take all steps necessary to ensure that ARO purchases 20 newbuild jackup rigs over an approximate 10-year period. In January 2020, ARO ordered the first two newbuild jackups, each with a shipyard price of $176.0 million, for delivery scheduled in 2022. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash from ARO's operations and/or funds available from third-party debt financing. In the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Each partner's commitment shall be reduced by the actual cost of each newbuild rig, on a proportionate basis. The joint venture partners agreed that Saudi Aramco, as a customer, will provide drilling contracts to ARO in connection with the acquisition of the newbuild rigs. The initial contracts provided by Saudi Aramco for each of the newbuild rigs will be for an eight-year term. The day rate for the initial contracts for each newbuild rig will be determined using a pricing mechanism that targets a six-year payback period for construction costs on an EBITDA basis. The initial eight-year contracts will be followed by a minimum of another eight years of term, re-priced in three-year intervals based on a market pricing mechanism.
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

Summarized financial information for ARO is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues	$117.7	$145.6	$365.2	$431.9
Operating expenses
Contract drilling (exclusive of depreciation)	94.4	99.0	273.4	319.8
Depreciation	16.8	14.8	47.5	41.1
General and administrative	5.4	5.8	12.7	21.2
Operating income	1.1	26.0	31.6	49.8
Other expense, net	3.4	6.7	11.0	20.0
Provision (benefit) for income taxes	.2	(6.1)	6.6	(5.4)
Net income (loss)	$(2.5)	$25.4	$14.0	$35.2

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$309.0	$237.7
Other current assets	98.0	120.9
Non-current assets	776.1	804.0
Total assets	$1,183.1	$1,162.6

Current liabilities	$77.1	$70.8
Non-current liabilities	951.0	950.8
Total liabilities	$1,028.1	$1,021.6

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

Basis differences are amortized over the remaining life of the assets or liabilities to which they relate and are recognized as an adjustment to the equity in earnings (losses) of ARO in our Condensed Consolidated Statements of Operations. The amortization of those basis differences are combined with our 50% interest in ARO's net income. A reconciliation of those components is presented below (in millions):

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
50% interest in ARO net income	$(1.3)	$12.7
Amortization of basis differences	3.9	(8.8)
Equity in earnings of ARO	$2.6	$3.9

	Successor	Predecessor
	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021	Nine Months Ended September 30, 2020
50% interest in ARO net income	$1.0	$6.0	$17.6
Amortization of basis differences	6.4	(2.9)	(25.2)
Equity in earnings (losses) of ARO	$7.4	$3.1	$(7.6)

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements, Transition Services Agreement and Secondment Agreement are as follows (in millions):

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Lease revenue	$14.2	$21.0
Secondment and Transition Services revenue	.5	1.0
Total revenue from ARO (1)	$14.7	$22.0

	Successor	Predecessor
	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021	Nine Months Ended September 30, 2020
Lease revenue	$24.5	$21.7	$62.4
Secondment and Transition Services revenue	.9	1.1	23.0
Total revenue from ARO (1)	$25.4	$22.8	$85.4

(1)    All of the revenues presented above are included in our Other segment in our segment disclosures. See "Note 15 - Segment Information" for additional information.

Amounts receivable from ARO related to the items above totaled $6.5 million and $21.6 million as of September 30, 2021 (Successor) and December 31, 2020 (Predecessor), respectively, and are included in accounts receivable, net, on our Condensed Consolidated Balance Sheets.

We had $28.5 million and $30.9 million of Contract Liabilities related to the Lease Agreements as of September 30, 2021 (Successor) and December 31, 2020 (Predecessor), respectively. Accounts payable to ARO totaled $14.8 million as of September 30, 2021 (Successor). There were no accounts payable to ARO as of December 31, 2020 (Predecessor). Contract liabilities related to the Lease Agreements are subject to adjustment during the lease term. The per day bareboat charter amount in the Lease Agreements is subject to adjustment based on actual performance of the respective rig.

During 2017 and 2018, Rowan contributed cash to ARO in exchange for 10-year shareholder notes receivable at a stated interest rate of LIBOR plus two percent. As of September 30, 2021 (Successor) and December 31, 2020 (Predecessor), the carrying amount of the long-term notes receivable from ARO was $241.3 million and $442.7 million, respectively. The notes receivable were adjusted to fair value as of the emergence date. The discount to the principal amount of $442.7 million will be amortized using the effective interest method to interest income over the remaining terms of the notes. The Shareholders’ Agreement prohibits the sale or transfer of the shareholder note to a third party, except in certain limited circumstances. The notes receivable may be reduced by future Company obligations to the joint venture. Interest is recognized as interest income in our Condensed Consolidated Statement of Operations. For the Successor, during the three and five months ended September 30, 2021, interest totaled $2.7 million and $4.4 million, respectively. For the Predecessor, the four months ended April 30, 2021, interest totaled $3.5 million. Interest totaled $4.5 million and $13.7 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 (Successor), our interest receivable from ARO was $7.9 million, which is included in Accounts receivable, net, on our Condensed Consolidated Balance Sheet. There was no interest receivable from ARO as of December 31, 2020 (Predecessor).

Maximum Exposure to Loss

The following table summarizes the total assets and liabilities as reflected in our Condensed Consolidated Balance Sheets as well as our maximum exposure to loss related to ARO (in millions). Our maximum exposure to loss is limited to (1) our equity investment in ARO; (2) the carrying amount of our shareholder notes receivable; and (3) other receivables and contract assets related to services provided to ARO, partially offset by contract liabilities as well as payables for services received.

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Total assets	$343.9	$585.2
Less: total liabilities	43.3	30.9
Maximum exposure to loss	$300.6	$554.3

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

Supplemental Executive Retirement Plan Assets

Our supplemental executive retirement plans (the "SERP") are non-qualified plans that provided eligible employees an opportunity to defer a portion of their compensation for use after retirement. The SERP were frozen to the entry of new participants in November 2019 and to future compensation deferrals as of January 1, 2020. Assets held in a rabbi trust maintained for the SERP were marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our Condensed Consolidated Balance Sheets as of December 31, 2020. The fair value measurements of assets held in the SERP were based on quoted market prices. Pursuant to the plan of reorganization, the assets held in the rabbi trust maintained for the SERP were liquidated upon emergence from Chapter 11 Cases and used to satisfy the claims of creditors. Commencing with the quarter ending September 30, 2021, we amended the SERP to provide for quarterly credits of an interest equivalent based upon the rate of interest paid on ten-year United States treasury notes in November of the immediately preceding calendar year and the participant plan balances as of the first day of such quarter.

Other Financial Instruments

The carrying values and estimated fair values of our debt instruments were as follows (in millions):

	Successor		Predecessor
	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured first lien notes due 2028	$545.1	$570.8	$—	$—
6.875% Senior notes due 2020	—	—	122.9	8.6
4.70% Senior notes due 2021	—	—	100.7	4.5
4.875% Senior notes due 2022	—	—	620.8	32.9
3.00% Exchangeable senior notes due 2024(1)	—	—	849.5	76.5
4.50% Senior notes due 2024	—	—	303.4	13.7
4.75% Senior notes due 2024	—	—	318.6	18.8
8.00% Senior notes due 2024	—	—	292.3	12.9
5.20% Senior notes due 2025	—	—	333.7	12.7
7.375% Senior notes due 2025	—	—	360.8	20.9
7.75% Senior notes due 2026	—	—	1,000.0	44.0
7.20% Debentures due 2027	—	—	112.1	5.7
7.875% Senior notes due 2040	—	—	300.0	21.0
5.40% Senior notes due 2042	—	—	400.0	23.6
5.75% Senior notes due 2044	—	—	1,000.5	38.0
5.85% Senior notes due 2044	—	—	400.0	26.0
Amounts borrowed under Revolving Credit Facility(2)	—	—	581.0	581.0
Total debt	$545.1	$570.8	$7,096.3	$940.8
Less : Liabilities Subject to Compromise(3)	—	—	7,096.3	940.8
Total long-term debt	$545.1	$570.8	$—	$—

(1)    For the Predecessor, the 3% exchangeable senior notes due 2024 (the "2024 Convertible Notes") were exchangeable into cash, our Class A ordinary shares or a combination thereof. The 2024 Convertible Notes were separated, at issuance, into their liability and equity components on our Condensed Consolidated Balance Sheet. The equity component was initially recorded to additional paid-in capital and as a debt discount and the discount was being amortized to interest expense over the life of the instrument. As discussed above, the carrying amount at December 31, 2020 represented the aggregate principal amount of these notes as of the Petition Date and were classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheet as of December 31, 2020. The Predecessor discontinued accruing interest on these notes as of the Petition Date. The equity component was $220.0 million and was classified as Additional Paid-in Capital as of December 31, 2020. On the Effective Date, in accordance with the plan of reorganization, all outstanding obligations under the 2024 Convertible Notes were cancelled and the equity component was written off to retained earnings.

(2)    In addition to the amount borrowed above, the Predecessor had $27.0 million in undrawn letters of credit issued under the Revolving Credit Facility as of December 31, 2020. On the emergence date, in accordance with the plan of reorganization, all undrawn letters of credit issued under the Revolving Credit Facility were collateralized pursuant to the terms of the Revolving Credit Facility. As of September 30, 2021 (Successor), we had $19.5 million of collateralized letters of credit issued by lenders of the Revolving Credit Facility and $29.9 million with respect to all letter of credit agreements.

(3)     As discussed in “Note 2 - Chapter 11 Proceedings” and “Note 3 - Fresh Start Accounting,” since the Petition Date and through the Effective Date, the Company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. Accordingly, all of our long-term debt obligations were presented as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheet as of December 31, 2020. All unamortized debt discounts, premiums or issuance costs related to our long-term debt obligations were written off to reorganization items as of the Petition Date in 2020.

The estimated fair values of the Successor's First Lien Notes and the Predecessor's Senior Notes were determined using quoted market prices, which are level 1 inputs. As of September 30, 2021, the estimated fair value of our notes receivable was $244.2 million and was estimated by using an income approach to value the forecasted cash flows attributed to the notes receivable using a discount rate based on comparable yield with a country-specific risk premium.

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of September 30, 2021 and December 31, 2020.

As discussed above, the carrying amount of debt instruments at December 31, 2020 represents the Predecessor's outstanding borrowings as of the Petition Date and are classified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheet as of December 31, 2020. We discontinued accruing interest on our indebtedness as of the Petition Date.

Note 7 -Property and Equipment

    Property and equipment as of September 30, 2021 and December 31, 2020 consisted of the following (in millions):

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Drilling rigs and equipment	$865.6	$12,584.4
Work-in-progress	33.3	446.1
Other	34.2	178.8
	$933.1	$13,209.3

Impairments of Long-Lived Assets

Predecessor

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

Assets held-for-sale

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns. We continue to focus on our fleet management strategy in light of the composition of our rig fleet. While taking into account certain restrictions on the sales of assets under our Indenture dated April 30, 2021 (the “First Lien Notes Indenture”), see “Note 11 – Debt" for additional details on restrictions, as part of our strategy, we may act opportunistically from time to time to monetize assets to enhance stakeholder value and improve our liquidity profile, in addition to reducing holding costs by selling or disposing of older, lower-specification or non-core rigs. To this end, we continually assess our rig portfolio and actively work with our rig broker to market certain rigs.

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

During the third quarter of 2021 (Successor), we classified VALARIS 142 and VALARIS 22, both rigs included in our Jackups segment, as held-for-sale. The fair value, less cost to sell, based on each rig's estimated sales price, was in excess of the respective carrying value. In October 2021, we completed the sale of both rigs.

Assets held-for-sale had an aggregate carrying value of $2.3 million and is included in other assets, net, on our Condensed Consolidated Balance Sheet as of September 30, 2021 (Successor) and December 31, 2020 (Predecessor).

Note 8 -Pension and Other Post-retirement Benefits

    We have defined-benefit pension plans and a retiree medical plan that provides post-retirement health and life insurance benefits.

    The components of net periodic pension and retiree medical cost were as follows (in millions):

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Service cost (1)	$—	$.7
Interest cost (2)	5.8	6.6
Expected return on plan assets(2)	(9.5)	(9.6)
Net periodic pension and retiree medical cost (income)	$(3.7)	$(2.3)

	Successor	Predecessor
	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021	Nine Months Ended September 30, 2020
Service cost (1)	$—	$—	$2.0
Interest cost (2)	9.6	6.6	19.5
Expected return on plan assets(2)	(15.7)	(12.1)	(28.6)
Amortization of net loss (2)	—	.1	—
Net periodic pension and retiree medical cost (income)	$(6.1)	$(5.4)	$(7.1)

(1)Included in contract drilling and general and administrative expense in our Condensed Consolidated Statements of Operations.

(2)Included in other, net, in our Condensed Consolidated Statements of Operations.

During the five months ended September 30, 2021 (Successor), we contributed $1.7 million to our pension and other post-retirement benefit plans. During the four months ended April 30, 2021 (Predecessor), we contributed $22.5 million to our pension and other post-retirement benefit plans, of which $7.0 million and $5.3 million relate to the 2020 and 2019 plan year contributions, respectively, that were deferred under the U. S. Cares Act. Additionally, in March 2021, the American Rescue Plan Act of 2021 ("ARPA-21") was passed. ARPA-21 provides funding relief for U.S. qualified pension plans which should lower pension contribution requirements over the next few years. As a result, we will not make contributions to certain plans for the remainder of 2021. However, we expect to make contributions to certain other plans for the remainder of 2021 of approximately $1.2 million. These amounts represent the minimum contributions we are required to make under relevant statutes. We do not expect to make contributions in excess of the minimum required amounts.

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

The commencement of the Chapter 11 Cases constituted a termination event with respect to the Company’s derivative instruments, which permitted the counterparties of our derivative instruments to terminate their outstanding contracts. The exercise of these termination rights are not stayed under the Bankruptcy Code and the counterparties elected to terminate their outstanding derivatives with us in September 2020. As a result, we do not have derivative assets or liabilities on our Condensed Consolidated Balance Sheet as of December 31, 2020 (Predecessor). During the four months ended April 30, 2021 (Predecessor) and five months ended September 30, 2021 (Successor), we did not enter into derivative contracts; therefore, we do not have derivative assets or liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2021.

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

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our Condensed Consolidated Statements of Operations and comprehensive loss were as follows (in millions):

	Gain Recognized in Other Comprehensive Loss ("OCI") on Derivatives (Effective Portion)		Gain Reclassified from ("AOCI") into Income (Effective Portion)(1)
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Foreign currency forward contracts(2)	$—	$2.7	$—	$(.5)

	Loss Recognized in Other Comprehensive Loss ("OCI") on Derivatives (Effective Portion)			Gain Reclassified from ("AOCI") into Income (Effective Portion)(1)
	Successor	Predecessor		Successor	Predecessor
	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021	Nine Months Ended September 30, 2020	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021	Nine Months Ended September 30, 2020
Foreign currency forward contracts(3)	$—	$—	$(5.4)	$—	$(5.6)	$(11.5)

(1)Changes in the fair value of cash flow hedges are recorded in AOCI.  Amounts recorded in AOCI associated with cash flow hedges are subsequently reclassified into contract drilling, depreciation or interest expense as earnings are affected by the underlying hedged forecasted transaction.

(2)During the three months ended September 30, 2020 (Predecessor), $0.5 million of gains were reclassified from AOCI into contract drilling expense and no gain or loss were reclassified from AOCI into depreciation expense in our Condensed Consolidated Statement of Operations.

(3)During the four months ended April 30, 2021 (Predecessor), $5.6 million of gains were reclassified from AOCI into impairment expense in our Condensed Consolidated Statement of Operations in connection with the impairment of certain rigs. During the nine months ended September 30, 2020 (Predecessor), $2.0 million of losses were reclassified from AOCI into contract drilling expense and $13.5 million of gains were reclassified from AOCI into depreciation expense in our Condensed Consolidated Statement of Operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. Historically, we have occasionally entered into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but did not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally existed whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. Net losses of $1.5 million and $0.2 million associated with our derivatives not designated as hedging instruments were included in other, net, in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020 (Predecessor), respectively.

Note 10 -Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and for the Successor includes the effect of all potentially dilutive Warrants, restricted stock unit awards and performance stock unit awards and for the Predecessor includes the effect of all potentially dilutive stock options and excludes non-vested shares. For the Successor, during the three and five months ended September 30, 2021, our potentially dilutive instruments were not included in the computation of diluted EPS as the effect of including these shares in the calculation would have been anti-dilutive. Similarly, for the Predecessor, during the four months ended April 30, 2021 and three and nine months ended September 30, 2020, our potentially dilutive instruments were not included in the computation of diluted EPS as the effect of including these shares in the calculation would have been anti-dilutive.

For the Successor, during the three and five months ended September 30, 2021, loss from continuing operations attributable to our shares was $54.5 million and $60.7 million respectively.

For the Predecessor, during four months ended April 30, 2021, loss from continuing operations attributable to our shares was $4.5 billion. During three and nine months ended September 30, 2020, loss from continuing operations attributable to our shares were $0.7 billion and $4.8 billion respectively. No amounts were allocated to non-vested share awards in these periods given that losses are not allocated to non-vested share awards.

For the Successor, during the three and five months ended September 30, 2021, there were approximately 600,000 and 400,000 anti-dilutive shares, respectively. For the Predecessor, during the four months ended April 30, 2021, anti-dilutive share awards totaling 300,000 were excluded from the computation of diluted EPS. Anti-dilutive share awards totaling 400,000 were excluded from the computation of diluted EPS for both the three and nine months ended September 30, 2020. Due to the net loss position, potentially dilutive share awards are excluded from the computation of diluted EPS.

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

On the Effective Date and pursuant to the plan of reorganization, the Company issued 5,645,161 Warrants, to the former holders of the Company's equity interests outstanding prior to the Effective Date. The Warrants are exercisable for one Common Share per Warrant at initial exercise price of $131.88 per Warrant, in each case as may be adjusted from time to time pursuant to the applicable warrant agreement. The Warrants are exercisable for a period of seven years and will expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders.

Note 11 -Debt

First Lien Notes Indenture

On the Effective Date, in accordance with the plan of reorganization and Backstop Commitment Agreement, dated August 18, 2020 (as amended, the "BCA"), the Company consummated the rights offering of the First Lien Notes and associated shares in an aggregate principal amount of $550.0 million. In accordance with the BCA, certain holders of senior notes claims and certain holders of claims under the Revolving Credit Facility ("Backstop Parties") who provided backstop commitments received the backstop premium.

The First Lien Notes were issued pursuant to the First Lien Notes Indenture, among the Company, certain direct and indirect subsidiaries of the Company as guarantors, and Wilmington Savings Fund Society, FSB, as collateral agent and trustee (in such capacities, the “Collateral Agent”).

The First Lien Notes are guaranteed, jointly and severally, on a senior basis, by certain of the direct and indirect subsidiaries of the Company. The First Lien Notes and such guarantees are secured by first-priority perfected liens on 100% of the equity interests of each Restricted Subsidiary directly owned by the Company or any guarantor and a first-priority perfected lien on substantially all assets of the Company and each guarantor of the First Lien Notes, in each case subject to certain exceptions and limitations. The following is a brief description of the material provisions of the First Lien Notes Indenture and the First Lien Notes.

The First Lien Notes are scheduled to mature on April 30, 2028. Interest on the First Lien Notes accrues, at our option, at a rate of: (i) 8.25% per annum, payable in cash; (ii) 10.25% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be paid in kind; or (iii) 12% per annum, with the entirety of such interest to be paid in kind. The Company shall pay interest semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2021. Interest on the First Lien Notes shall accrue from the most recent date to which interest has been paid or, if no interest has been paid, from April 30, 2021. Interest shall be computed on the basis of a 360-day year of twelve 30-day months.

At any time prior to April 30, 2023, the Company may redeem up to 35% of the aggregate principal amount of the First Lien Notes at a redemption price of 104% up to the net cash proceeds received by the Company from equity offerings provided that at least 65% of the aggregate principal amount of the First Lien Notes remains outstanding and provided that the redemption occurs within 120 days after such equity offering of the Company. At any time prior to April 30, 2023, the Company may redeem the First Lien Notes at a redemption price of 104% plus a “make-whole” premium. On or after April 30, 2023, the Company may redeem all or part of the First Lien Notes at fixed redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may also redeem the First Lien Notes, in whole or in part, at any time and from time to time on or after April 30, 2026 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Notwithstanding the foregoing, if a Change of Control (as defined in the First Lien Notes Indenture, with certain exclusions as provided therein) occurs, the Company will be required to make an offer to repurchase all or any part of each note holder’s notes at a purchase price equal to 101% of the aggregate principal amount of First Lien Notes repurchased, plus accrued and unpaid interest to, but excluding, the applicable date.

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

The Company incurred $5.2 million in issuance costs in association with the First Lien Notes that are being amortized into interest expense over the expected life of the notes using the effective interest method.

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

Note 12 -Shareholders' Equity

    Activity in our various shareholders' equity accounts for the three and five months ended September 30, 2021 (Successor), four months ended April 30, 2021 (Predecessor), and three and nine months ended September 30, 2020 (Predecessor) were as follows (in millions, except per share amounts):

	Shares	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings (Deficit)	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2020 (Predecessor)	206.1	$82.6	$8,639.9	$—	$(4,183.8)	$(87.9)	$(76.2)	$(4.3)
Net loss	—	—	—	—	(910.0)	—	—	2.4
Shares issued under share-based compensation plans, net	—	—	(.2)	—	—	—	.2	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	.1	—	—
Share-based compensation cost	—	—	3.8	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(5.4)	—	—
BALANCE, March 31, 2021 (Predecessor)	206.1	$82.6	$8,643.5	$—	$(5,093.8)	$(93.2)	$(76.0)	$(1.9)
Net loss	—	—	—	—	(3,557.0)	—	—	.8
Shares issued under share-based compensation plans, net	—	—	(.5)	—	—	—	.5	—
Share-based compensation cost	—	—	1.0	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(.2)	—	—
Cancellation of Predecessor equity	(206.1)	(82.6)	(8,644.0)	—	8,650.8	93.4	75.5	—
Issuance of Successor Common Shares and Warrants	75.0	.8	1,078.7	16.4	—	—	—	—
BALANCE, April 30, 2021 (Predecessor)	75.0	$.8	$1,078.7	$16.4	$—	$—	$—	$(1.1)

BALANCE, May 1, 2021 (Successor)	75.0	$.8	$1,078.7	$16.4	$—	$—	$—	$(1.1)
Net loss	—	—	—	—	(6.2)	—	—	$2.1
Net other comprehensive loss	—	—	—	—	—	(.2)	—	$—
BALANCE, June 30, 2021 (Successor)	75.0	$.8	$1,078.7	$16.4	$(6.2)	$(.2)	$—	$1.0
Net loss	—	—	—	—	(54.5)	—	—	1.7
Share-based compensation cost	—	—	1.6	—	—	—	—	—
BALANCE, September 30, 2021 (Successor)	75.0	.8	1,080.3	16.4	(60.7)	(.2)	—	2.7

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2019 (Predecessor)	205.9	$82.5	$8,627.8	$671.7	$6.2	$(77.3)	$(1.3)
Net loss	—	—	—	(3,006.3)	—	—	(1.4)
Shares issued under share-based compensation plans, net	—	—	(.7)	—	—	.9	—
Repurchase of shares	—	—	—	—	—	(.9)	—
Share-based compensation cost	—	—	7.8	—	—	—	—
Net other comprehensive loss	—	—	—	—	(13.4)	—	—
BALANCE, March 31, 2020 (Predecessor)	205.9	$82.5	$8,634.9	$(2,334.6)	$(7.2)	$(77.3)	$(2.7)
Net loss	—	—	—	(1,107.4)	—	—	(1.4)
Shares issued under share-based compensation plans, net	.2	.1	(.7)	—	—	.6	—
Repurchase of shares	—	—	—	—	—	(.1)	—
Share-based compensation cost	—	—	5.7	—	—	—	—
Net other comprehensive loss	—	—	—	—	(6.1)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(.9)
BALANCE, June 30, 2020 (Predecessor)	206.1	$82.6	$8,639.9	$(3,442.0)	$(13.3)	$(76.8)	$(5.0)
Net loss	—	—	—	(670.9)	—	—	(1.1)
Shares issued under share-based compensation plans, net	—	—	(.5)	—	—	.5	—
Share-based compensation cost	—	—	4.3	—	—	—	—
Purchase of noncontrolling interests	—	—	(7.2)	—	—	—	—
Net other comprehensive income	—	—	—	—	2.1	—	—
BALANCE, September 30, 2020 (Predecessor)	206.1	$82.6	$8,636.5	$(4,112.9)	$(11.2)	$(76.3)	$(6.1)

Valaris Limited Share Capital

As of the Effective Date, the authorized share capital of Valaris Limited is $8.5 million divided into 700 million Common Shares of a par value of $0.01 each and 150 million preference shares of a par value of $0.01.

Issuance of Common Shares

On the Effective Date, pursuant to the plan of reorganization, we issued 75 million Common Shares.

Cancellation of Predecessor Equity and Issuance of Warrants

On the Effective Date and pursuant to the plan of reorganization, the Legacy Valaris Class A ordinary shares were cancelled and the Company issued 5,645,161 Warrants to the former holders of the Company's equity interests outstanding prior to the Effective Date. The Warrants are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant, in each case as may be adjusted from time to time pursuant to the applicable warrant agreement. The Warrants are exercisable for a period of seven years and will expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders.

Management Incentive Plan

In accordance with the plan of reorganization, Valaris Limited adopted the 2021 Management Incentive Plan (the “MIP”) as of the Effective Date and authorized and reserved 8,960,573 Common Shares for issuance pursuant to equity incentive awards to be granted under the MIP, which may be in the form of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and cash awards or any combination thereof.

Note 13 -Income Taxes

Valaris Limited, the Successor Company and our parent company, is domiciled and resident in Bermuda. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-Bermuda subsidiaries is not subject to Bermuda taxation as there is not an income tax regime in Bermuda. Valaris plc, the Predecessor Company and our former parent company, was domiciled and resident in the U.K. The income of our non-U.K. subsidiaries was generally not subject to U.K. taxation.

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

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three and five months ended September 30, 2021 (Successor), four months ended April 30, 2021 (Predecessor), and three and nine months ended September 30, 2020 (Predecessor). We used a discrete effective tax rate method to calculate income taxes for the three and five months ended September 30, 2021 (Successor), four months ended April 30, 2021 (Predecessor), and three and nine months ended September 30, 2020 (Predecessor). We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax expense for the three months ended September 30, 2021(Successor) was $39.2 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax expense for the five months ended September 30, 2021 (Successor) was $44.8 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters. Discrete income tax expense for the four months ended April 30, 2021 (Predecessor) was $2.2 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters offset by a discrete tax benefit related to fresh start accounting adjustments. Excluding the aforementioned discrete tax items, income tax expense for the three and five months ended September 30, 2021 (Successor) and four months ended April 30, 2021 (Predecessor) was $14.1 million, $23.6 million and $14.0 million, respectively.

Discrete income tax expense for the three months ended September 30, 2020 (Predecessor) was $13.8 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, rig sales and reorganization items. Discrete income tax benefit for the nine months ended September 30, 2020 (Predecessor) was $197.9 million and was primarily attributable to a restructuring transaction, rig impairments, implementation of the U.S. Cares Act, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, rig sales, reorganization items and the resolution of other prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense for the three and nine months ended September 30, 2020 (Predecessor) was $8.1 million and $52.0 million, respectively.

Unrecognized Tax Benefits (Predecessor)

During 2019, the Luxembourg tax authorities issued aggregate tax assessments totaling approximately €142.0 million (approximately $164.5 million converted using the current period-end exchange rates) related to tax years 2014, 2015 and 2016 for several of Rowan's Luxembourg subsidiaries. We recorded a liability for uncertain tax positions of €93.0 million (approximately $107.7 million converted using the current period-end exchange rates) in purchase accounting related to these assessments. During the first quarter of 2020, in connection with the administrative appeals process, the tax authority withdrew assessments of €142.0 million (approximately $164.5 million converted using the current period-end exchange rates), accepting the associated tax returns as previously filed. Accordingly, we de-recognized previously accrued liabilities for uncertain tax positions and net wealth taxes of €79.0 million (approximately $91.5 million converted using the current period-end exchange rates) and €2.0 million (approximately $2.3 million converted using the current period-end exchange rates), respectively. The de-recognition of amounts related to these assessments was recognized as a tax benefit during the three-month period ended March 31, 2020 and is included in changes in operating assets and liabilities on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020.

Note 14 -Contingencies

Indonesian Well-Control Event

In July 2019, a well being drilled offshore Indonesia by one of our jackup rigs experienced a well-control event requiring the cessation of drilling activities. In February 2020, the rig resumed operations. Indonesian authorities initiated an investigation into the event and have contacted the customer, us and other parties involved in drilling the well for additional information. We cooperated with the Indonesian authorities. We cannot predict the scope or ultimate outcome of this investigation. If the Indonesian authorities determine that we violated local laws in connection with this matter, we could be subject to penalties including environmental or other liabilities, which may have a material adverse impact on us.

ARO Funding Obligations

The Company and Saudi Aramco have agreed to take all steps necessary to ensure that ARO purchases 20 newbuild jackup rigs over an approximate 10-year period. In January 2020, ARO ordered the first two newbuild jackups for delivery scheduled in 2022. The partners intend for the newbuild jackup rigs to be financed out of available cash from ARO's operations and/or funds available from third-party debt financing. ARO paid a 25% down payment from cash on hand for each of the newbuilds ordered in January 2020. In the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Each partner's commitment shall be reduced by the actual cost of each newbuild rig, on a proportionate basis. The partners agreed that Saudi Aramco, as a customer, will provide drilling contracts to ARO in connection with the acquisition of the newbuild rigs. The initial contracts for each newbuild rig will be determined using a pricing mechanism that targets a six-year payback period for construction costs on an EBITDA basis. The initial eight-year contracts will be followed by a minimum of another eight years of term, re-priced in three-year intervals based on a market pricing mechanism.

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

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of September 30, 2021 (Successor) totaled $151.1 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of September 30, 2021 (Successor), we had collateral deposits in the amount of $31.4 million with respect to these agreements.

Note 15 -Segment Information

Our business consists of four operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups, (3) ARO and (4) Other, which consists of management services on rigs owned by third-parties and the activities associated with our arrangements with ARO under the Lease Agreements, the Secondment Agreement and the Transition Services Agreement. Floaters, Jackups and ARO are also reportable segments.

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

Three Months Ended September 30, 2021 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$104.3	$186.3	$117.7	$36.1	$(117.7)	$326.7
Operating expenses
Contract drilling (exclusive of depreciation)	90.9	140.9	94.4	14.1	(66.0)	274.3
Depreciation	11.4	12.1	16.8	.9	(16.8)	24.4
General and administrative	—	—	5.4	—	21.8	27.2
Equity in earnings of ARO	—	—	—	—	2.6	2.6
Operating income (loss)	$2.0	$33.3	$1.1	$21.1	$(54.1)	$3.4
Property and equipment, net	$416.2	$394.2	$728.3	$47.3	$(693.7)	$892.3

Five Months Ended September 30, 2021 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$154.0	$314.8	$201.7	$60.7	$(201.7)	$529.5
Operating expenses
Contract drilling (exclusive of depreciation)	136.1	236.4	157.3	23.3	(110.1)	443.0
Depreciation	19.3	19.9	26.5	1.7	(26.4)	41.0
General and administrative	—	—	8.5	—	31.4	39.9
Equity in earnings of ARO	—	—	—	—	7.4	7.4
Operating income (loss)	$(1.4)	$58.5	$9.4	$35.7	$(89.2)	$13.0
Property and equipment, net	$416.2	$394.2	$728.3	$47.3	$(693.7)	$892.3

Four Months Ended April 30, 2021 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$115.7	$232.4	$163.5	$49.3	$(163.5)	$397.4
Operating expenses
Contract drilling (exclusive of depreciation)	106.0	169.3	116.1	19.8	(73.4)	337.8
Loss on impairment	756.5	—	—	—	—	756.5
Depreciation	72.1	69.7	21.0	14.8	(18.0)	159.6
General and administrative	—	—	4.2	—	26.5	30.7
Equity in earnings of ARO	—	—	—	—	3.1	3.1
Operating income (loss)	$(818.9)	$(6.6)	$22.2	$14.7	$(95.5)	$(884.1)
Property and equipment, net	$419.3	$401.4	$730.7	$50.5	$(692.8)	$909.1

Three Months Ended September 30, 2020 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$57.1	$186.8	$145.6	$41.4	$(145.6)	$285.3
Operating expenses
Contract drilling (exclusive of depreciation)	112.1	140.7	99.0	16.4	(61.0)	307.2
Depreciation	55.8	52.9	14.8	11.3	(12.4)	122.4
General and administrative	—	—	5.8	—	66.3	72.1
Other operating income	118.1	—	—	—	—	118.1
Equity in earnings of ARO	—	—	—	—	3.9	3.9
Operating income (loss)	$7.3	$(6.8)	$26.0	$13.7	$(134.6)	$(94.4)
Property and equipment, net	$6,465.9	$3,961.0	$736.3	$589.1	$(669.9)	$11,082.4

Nine Months Ended September 30, 2020 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$400.3	$585.9	$431.9	$144.5	$(431.9)	$1,130.7
Operating expenses
Contract drilling (exclusive of depreciation)	451.4	510.8	319.8	65.8	(193.9)	1,153.9
Loss on impairment	3,386.2	254.3	—	5.7	—	3,646.2
Depreciation	207.2	164.2	41.1	33.6	(27.7)	418.4
General and administrative	—	—	21.2	—	166.9	188.1
Other operating income	118.1	—	—	—	—	118.1
Equity in losses of ARO	—	—	—	—	(7.6)	(7.6)
Operating income (loss)	$(3,526.4)	$(343.4)	$49.8	$39.4	$(384.8)	$(4,165.4)
Property and equipment, net	$6,465.9	$3,961.0	$736.3	$589.1	$(669.9)	$11,082.4

Information about Geographic Areas

    As of September 30, 2021, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
North & South America	5	6	—	11	—
Europe & the Mediterranean	7	13	—	20	—
Middle East & Africa	2	8	8	18	7
Asia & Pacific Rim	2	6	—	8	—
Held-for-sale	—	1	1	2	—
Total	16	34	9	59	7

We provide management services on two rigs owned by third-parties not included in the table above.

We are a party to contracts whereby we have the option to take delivery of two drillships, VALARIS DS-13 and VALARIS DS-14, that are not included in the table above.

ARO has ordered two newbuild jackups which are under construction in the Middle East that are not included in the table above.

Note 16 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Trade	$301.1	$260.1
Income tax receivable	160.0	190.6
Other	11.1	14.7
	472.2	465.4
Allowance for doubtful accounts	(16.4)	(16.2)
	$455.8	$449.2

Other current assets consisted of the following (in millions):

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Prepaid taxes	$45.4	$32.9
Prepaid expenses	28.4	43.4
Deferred costs	17.3	17.4
Materials and supplies	—	279.4
Other	25.9	13.4
	$117.0	$386.5

Other assets consisted of the following (in millions):

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Tax receivables	$64.6	$66.8
Deferred tax assets	39.5	21.9
Right-of-use assets	23.9	35.8
Supplemental executive retirement plan assets	—	22.6
Other	25.5	29.1
	$153.5	$176.2

Accrued liabilities and other consisted of the following (in millions):

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Personnel costs	$75.6	$95.6
Income and other taxes payable	58.5	50.8
Deferred revenue	32.5	57.6
Accrued interest	18.9	—
Lease liabilities	11.6	15.7
Other	26.7	30.7
	$223.8	$250.4

Other liabilities consisted of the following (in millions):

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Unrecognized tax benefits (inclusive of interest and penalties)	$330.7	$286.1
Pension and other post-retirement benefits	178.4	296.6
Intangible liabilities	—	50.4
Customer payable	—	35.5
Other	82.2	93.8
	$591.3	$762.4

Accumulated other comprehensive income (loss) consisted of the following (in millions):

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Pension and other post-retirement benefits	$(.2)	$(98.2)
Currency translation adjustment	—	6.5
Derivative instruments	—	5.6
Other	—	(1.8)
	$(.2)	$(87.9)

Condensed Consolidated Statement of Cash Flows Information

Our restricted cash of $33.9 million at September 30, 2021 consists primarily of approximately $31.4 million for the collateral on letters of credit. See" Note 14 - Contingencies" for more information regarding our letters of credit.

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

Consolidated revenues by customer were as follows:

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Total(1)	14%	5%
BP(2)	9%	11%
Other	77%	84%
	100%	100%

	Successor	Predecessor
	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021	Nine Months Ended September 30, 2020
Total(1)	9%	—%	10%
BP(2)	9%	14%	9%
Other	82%	86%	81%
	100%	100%	100%

(1)During the three and five months ended September 30, 2021, all revenues provided by Total were attributable to our Floaters segment.

During the three and nine months ended September 30, 2020, 32% and 75% of revenues provided by Total were attributable to the Floaters segment and the remaining were attributable to the Jackups segment.

(2)During the three months ended September 30, 2021, 24% of the revenues provided by BP were attributable to our Jackups segment, 3% of the revenues were attributable to our Floaters segment and the remaining were attributable to our managed rigs. During the five months ended September 30, 2021, 24% of the revenues were attributable to our Jackups segment, 2% of the revenues were attributable to our Floaters segment and the remaining were attributable to our managed rigs. During the four months ended April 30, 2021, 37% of the revenue provided by BP were attributable to our Floaters segment, 17% of the revenue were attributable to our Jackups segment and the remaining were attributable to our managed rigs.

During the three months ended September 30, 2020, 24% of the revenues provided by BP were attributable to our Jackups segment, 14% of the revenues were attributable to our Floaters segment and the remaining were attributable to our managed rigs. During the nine months ended September 30, 2020, 21% of the revenues provided by BP were attributable to our Jackups segment, 23% of the revenues were attributable to our Floaters segment and the remaining were attributable to our managed rigs.

Consolidated revenues by region were as follows (in millions):

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
United Kingdom(1)	$69.9	$48.0
Norway(1)	49.4	53.5
U.S. Gulf of Mexico(2)	40.2	38.0
Saudi Arabia(3)	33.5	48.5
Mexico(4)	33.4	23.3
Australia(5)	33.4	18.6
Other	66.9	55.4
	$326.7	$285.3

	Successor	Predecessor
	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021	Nine Months Ended September 30, 2020
United Kingdom(1)	$111.0	$75.7	$153.3
Norway(1)	89.9	73.3	141.0
U.S. Gulf of Mexico(2)	71.1	74.4	183.3
Saudi Arabia(3)	58.7	53.6	189.7
Mexico(4)	52.3	44.3	62.0
Australia(5)	51.2	1.0	117.0
Other	95.3	75.1	284.4
	$529.5	$397.4	$1,130.7

(1)During the three months ended September 30, 2021, five months ended September 30, 2021 and four months ended April 30, 2021 and three and nine months ended September 30, 2020, all revenues earned in the United Kingdom and Norway were attributable to our Jackups segment.

(2)During the three and five months ended September 30, 2021, 46% and 50% of the revenues earned in U.S. Gulf of Mexico were attributable to our Floaters segment respectively. The remaining revenues were attributable to our managed rigs. During the four months ended April 30, 2021, 64% of the revenues earned in U.S. Gulf of Mexico were attributable to our Floaters segment. The remaining revenues were attributable to our managed rigs.

During the three months ended September 30, 2020, 38% of the revenues earned in U.S. Gulf of Mexico were attributable to our Floaters segment, 11% were attributable to our Jackups segment and the remaining revenues were attributable to our managed rigs. During the nine months ended September 30, 2020, 56% of the revenues earned in U.S. Gulf of Mexico were attributable to our Floaters segment, 11% were attributable to our Jackups segment and the remaining revenues were attributable to our managed rigs.

(3)During the three and five months ended September 30, 2021, 56% and 57%of the revenues earned in Saudi Arabia were attributable to our Jackups segment respectively. During the four months ended April 30, 2021, 57% of the revenues earned in Saudi Arabia were attributable to our Jackups segment. The remaining revenues were attributable to our Other segment and relates to our rigs leased to ARO and certain revenues related to our Secondment Agreement.

During the three and nine months ended September 30, 2020, 55% and 56%, respectively, of the revenues earned in Saudi Arabia were attributable to our Jackups segment. The remaining revenues were attributable to our Other segment and relates to our rigs leased to ARO and certain revenues related to our Transition Services Agreement and Secondment Agreement.

(4)During the three and five months ended September 30, 2021, 52% and 54% of the revenues earned in Mexico were attributable to our Jackups segment respectively and the remaining revenues were attributable to Floaters segment. During the four months ended April 30, 2021, 51% of the revenue earned in Mexico were attributable to our Jackups segment and the remaining revenues were attributable to our Floaters segment.

During the three and nine months ended September 30, 2020, 74% and 54% of the revenues earned in Mexico were attributable to our Jackups segment respectively and the remaining revenues were attributable to our Floaters segment.

(5)During the three and five months ended September 30, 2021, 64% and 62%, respectively, of the revenues earned in Australia were attributable to our Floaters segment and the remaining were attributable to Jackups segment. During the four months ended April 30, 2021, 77% of the revenues earned in Australia were attributable to our Floaters segment, and the remaining revenues earned in Australia were attributable to our Jackups segment.

During the three and nine months ended September 30, 2020, 100% and 91%, respectively, of the revenues earned in Australia were attributable to our Floaters segment, and the remaining revenues were attributable to our Jackups segment.

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

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry. We currently own an offshore drilling rig fleet of 57 rigs, with drilling operations in almost every major offshore market across six continents. Our rig fleet includes 11 drillships, four dynamically positioned semisubmersible rigs, one moored semisubmersible rig, 41 jackup rigs and a 50% equity interest in Saudi Aramco Rowan Offshore Drilling Company ("ARO"), our 50/50 joint venture with Saudi Aramco, which owns an additional seven rigs. We operate the world's largest fleet, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

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

References to the financial position and results of operations of the "Successor" or "Successor Company" relate to the financial position and results of operations of the Company after the Effective Date. References to the financial position and results of operations of the "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of Legacy Valaris on and prior to the Effective Date. References to the “Company,” “we,” “us” or “our” in this Quarterly Report are to Valaris Limited, together with its consolidated subsidiaries, when referring to periods following the Effective Date, and to Legacy Valaris, together with its consolidated subsidiaries, when referring to periods prior to and including Effective Date.

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

As we entered 2020, we expected the volatility that began with the oil price decline in 2014 to continue over the near-term with the expectation that long-term oil prices would remain at levels sufficient to support a continued gradual recovery in the demand for offshore drilling services. We were focused on opportunities to put our rigs to work, manage liquidity, extend our financial runway, and reduce debt as we sought to navigate the extended market downturn and improve our balance sheet. Recognizing our ability to maintain a sufficient level of liquidity to meet our financial obligations depended upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, we had significant financial flexibility within our capital structure to support our liability management efforts. However, starting in early 2020, the COVID-19 pandemic and the response thereto negatively impacted the macro-economic environment and global economy. Global oil demand fell sharply at the same time global oil supply increased as a result of certain oil producers competing for market share, leading to a supply glut. As a consequence, the price of Brent crude oil fell from around $60 per barrel at year-end 2019 to around $20 per barrel in mid-April 2020. In response to dramatically reduced oil price expectations, our customers reviewed, and in most cases lowered significantly, their capital expenditure plans in light of revised pricing expectations. This caused our customers, primarily in the second and third quarters of 2020, to cancel or shorten the duration of many of our drilling contracts, cancel future drilling programs and seek pricing and other contract concessions which led to material operating losses and liquidity constraints for us.

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

Brent crude oil prices have improved in 2021 and surpassed $80 per barrel in October 2021 for the first time in three years. Increased oil prices are due to, among other factors, rebounding demand for hydrocarbons, a measured approach to production increases by OPEC+ members and a focus on cash flow and returns by U.S. onshore exploration and production companies. The constructive oil price environment has led to an improvement in contracting and tendering activity in 2021 as compared to 2020. We are seeing tangible evidence of this improvement in contracting data for 2021 as compared to 2020. Benign floater rig years awarded through the third quarter of 2021 were more than double the amount awarded during the same period in 2020. This increase in activity is particularly evident for drillships with several multi-year contracts awarded year to date and a meaningful improvement in day rates for this class of assets. Jackup contracting activity is largely consistent with the prior year; however, demand for jackups did not decline as significantly in 2020 as it did for floaters. While the near-term outlook for the offshore drilling industry has seen improvement during 2021, the global recovery from the COVID-19 pandemic remains uneven, and there is still a significant amount of uncertainty around the sustainability of the improvement in oil prices to support a sustained recovery in demand for offshore drilling services.

Additionally, the full impact that the pandemic and the volatility of oil prices will have on our results of operations, financial condition, liquidity and cash flows is uncertain due to numerous factors, including the duration and severity of the pandemic, the continued development, availability and effectiveness of the ongoing vaccine rollout, the general resumption of global economic activity along with the injection of substantial government monetary and fiscal stimulus and the sustainability of the improvements in oil prices and demand in the face of market volatility. To date, the COVID-19 pandemic has resulted in limited operational downtime. Our rigs have had to shut down operations while crews are tested and incremental sanitation protocols are implemented and while crew changes have been restricted as replacement crews are quarantined. We continue to incur additional personnel, housing and logistics costs in order to mitigate the potential impacts of COVID-19 to our operations. In limited instances, we have been reimbursed for these costs by our customers. Our operations and business may be subject to further economic disruptions as a result of the spread of COVID-19 among our workforce, the extension or imposition of further public health measures affecting supply chain and logistics, and the impact of the pandemic on key customers, suppliers, and other counterparties. There can be no assurance that these, or other issues caused by the COVID-19 pandemic, will not materially affect our ability to operate our rigs in the future.

Backlog

Our backlog was $2.3 billion and $1.0 billion as of October 27, 2021 and December 31, 2020, respectively. Our backlog excludes ARO's backlog but includes backlog of $18.7 million and $74.7 million, respectively, from our rigs leased to ARO at the contractual rates. Contract rates with ARO are subject to adjustment resulting from the shareholder agreement. See "Note 5 - Equity Method Investment in ARO" for additional information. The increase to backlog is due to recent contract awards and contract extensions, partially offset by revenues realized. As revenues are realized and if we experience customer contract cancellations, we may experience declines in backlog, which would result in a decline in revenues and operating cash flows.

ARO backlog was $846.1 million and $347.5 million as of October 27, 2021 and December 31, 2020, respectively, inclusive of backlog on both ARO owned rigs and rigs leased from us. The increase in backlog is due to contracts awarded to five ARO owned rigs during the first quarter. As an unconsolidated 50/50 joint venture, when ARO realizes revenue from its backlog, 50% of the earnings thereon would be reflected in our results in the equity in earnings of ARO in our Condensed Consolidated Statement of Operations. The earnings from ARO backlog with respect to rigs leased from us will be net of, among other things, payments to us under bareboat charters for those rigs.

BUSINESS ENVIRONMENT

Floaters

Limited demand and excess supply continue to affect our floater fleet. Floater demand declined materially in March and April 2020, as our customers reduced capital expenditures particularly for capital-intensive, long-lead deepwater projects in the wake of oil price declines from around $60 per barrel at year-end 2019 to around $20 per barrel in mid-April 2020. This caused our customers, primarily in the second and third quarters of 2020, to cancel or delay drilling programs, to terminate drilling contracts and to request contract concessions. As discussed above, the constructive oil price environment has led to an improvement in contracting and tendering activity in 2021 as compared to 2020. However, the global recovery from the COVID-19 pandemic remains uneven, and there is still a significant amount of uncertainty around the sustainability of the improvement in oil prices to support a sustained recovery in demand for offshore drilling services.

Our backlog for our floater segment was $1.6 billion and $163.7 million as of October 27, 2021 and December 31, 2020, respectively. The increase in our backlog was due to the addition of backlog from new contract awards and contract extensions, partially offset by revenues realized.

Utilization for our floaters was 28% during the third quarter of 2021 compared to 22% in the second quarter of 2021. Average day rates were approximately $190,000 during the third quarter of 2021 compared to approximately $197,000 in the second quarter of 2021. The decrease in average day rate is the result of certain rigs operating under short-term contracts at a lower day rate during the third quarter.
There are approximately 21 newbuild drillships and benign environment semisubmersible rigs reported to be under construction, of which five are scheduled to be delivered before the end of 2021. Most newbuild floaters are uncontracted. Several newbuild deliveries have been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.

Drilling contractors have retired approximately 131 benign environment floaters since the beginning of 2014. Seven benign environment floaters older than 20 years of age are currently idle, 13 additional benign environment floaters older than 20 years have contracts that will expire within six months without follow-on work, and there are a further 13 benign environment floaters that have been stacked for more than three years. Operating costs associated with keeping these rigs idle as well as expenditures required to re-certify some of these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs. Improvements in demand and/or reductions in supply will be necessary before meaningful and sustained increases in utilization and day rates are realized.

Jackups

During 2020, demand for jackups declined in light of increased market uncertainty. This caused our customers, primarily in the second and third quarters of 2020, to cancel or delay drilling programs, to terminate drilling contracts and to request contract concessions. We have observed a slight increase in customer tendering activity for jackups that commenced in the latter part of 2020. However, the global recovery from the COVID-19 pandemic remains uneven, and there is still a significant amount of uncertainty around the sustainability of the improvement in oil prices to support a sustained recovery in demand for offshore drilling services.

Our backlog for our jackup segment was $667.6 million and $737.6 million as of October 27, 2021 and December 31, 2020, respectively. The decrease in our backlog was due to revenues realized partially offset by the addition of backlog from new contract awards and contract extensions.

Utilization for our jackups was 57% during the third quarter compared to 54% in the second quarter of 2021. Average day rates were approximately $96,000 during the third quarter compared to approximately $99,000 in the second quarter of 2021.

There are approximately 33 newbuild jackup rigs reported to be under construction, of which eight are scheduled to be delivered before the end of 2021. Most newbuild jackups are uncontracted. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that scheduled jackup deliveries will continue to be delayed until more rigs are contracted.

Drilling contractors have retired approximately 157 jackups since the beginning of the downturn. Approximately 69 jackups older than 30 years are idle, 37 jackups that are 30 years or older have contracts expiring within the next six months without follow-on work, and there are a further 15 jackups that have been stacked for more than three years. Expenditures required to re-certify some of these aging rigs may prove cost prohibitive and drilling contractors may instead elect to scrap or cold-stack these rigs. We expect jackup scrapping and cold-stacking to continue for the remainder of 2021 and into 2022. Improvements in demand and/or reductions in supply will be necessary before meaningful and sustained increases in utilization and day rates are realized.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns. During the second quarter of 2021, we sold VALARIS 101 for approximately $26 million resulting in a pre-tax gain of approximately $5 million. In the second quarter of 2021, we began marketing VALARIS 100 and classified the rig as held-for-sale on our June 30, 2021 condensed consolidated balance sheet. We subsequently sold the rig in August 2021 resulting in an insignificant pre-tax gain.

In the third quarter of 2021, we began marketing VALARIS 142 and VALARIS 22 and classified the rigs as held-for-sale on our September 30, 2021 condensed consolidated balance sheet. In October 2021, we sold both rigs resulting in a combined pre-tax gain of approximately $17 million that will be recognized in the fourth quarter of 2021.

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

RESULTS OF OPERATIONS

    In analyzing our results of operations, we are not able to compare the results of operations for the four-month period ended April 30, 2021 (the “2021 Predecessor Period”) to any of the previous periods reported in the condensed consolidated financial statements, and we do not believe reviewing this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding our overall operating performance. We believe that the discussion of our results of operations for the five months ended September 30, 2021 (the “Successor Period”) combined with the 2021 Predecessor Period provides a more meaningful comparison to the nine months ended September 30, 2020 and is more useful in understanding operational trends. These combined results do not comply with GAAP and have not been prepared as pro forma results under applicable SEC rules, but are presented because we believe they provide the most meaningful comparison of our results to prior periods.

The following table summarizes our Condensed Consolidated Results of Operations (in millions):

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Revenues	$326.7	$285.3
Operating expenses
Contract drilling (exclusive of depreciation)	274.3	307.2
Depreciation	24.4	122.4
General and administrative	27.2	72.1
Total operating expenses	325.9	501.7
Other operating income	—	118.1
Equity in earnings of ARO	2.6	3.9
Operating income (loss)	3.4	(94.4)
Other expense, net	(2.9)	(555.7)
Provision for income taxes	53.3	21.9
Net loss	(52.8)	(672.0)
Net (income) loss attributable to noncontrolling interests	(1.7)	1.1
Net loss attributable to Valaris	$(54.5)	$(670.9)

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revenues	$529.5	$397.4	$926.9	$1,130.7
Operating expenses
Contract drilling (exclusive of depreciation)	443.0	337.8	780.8	1,153.9
Loss on impairment	—	756.5	756.5	3,646.2
Depreciation	41.0	159.6	200.6	418.4
General and administrative	39.9	30.7	70.6	188.1
Total operating expenses	523.9	1,284.6	1,808.5	5,406.6
Other operating income	—	—	—	118.1
Equity in earnings (losses) of ARO	7.4	3.1	10.5	(7.6)
Operating income (loss)	13.0	(884.1)	(871.1)	(4,165.4)
Other expense, net	(1.5)	(3,563.5)	(3,565.0)	(769.0)
Provision (benefit) for income taxes	68.4	16.2	84.6	(145.9)
Net loss	(56.9)	(4,463.8)	(4,520.7)	(4,788.5)
Net (income) loss attributable to noncontrolling interests	(3.8)	(3.2)	(7.0)	3.9
Net loss attributable to Valaris	$(60.7)	$(4,467.0)	$(4,527.7)	$(4,784.6)

Overview

Revenues increased $41.4 million, or 15%, for the three months ended September 30, 2021, as compared to the prior year quarter primarily due to $48.1 million from increased days under contract across our fleet and $12.9 million from higher average day rates on certain rigs. This increase was partially offset by $6.8 million due to lower revenues earned under the Lease Agreements and $3.1 million from rigs sold.

Revenues decreased $203.8 million, or 18%, for the combined Successor and Predecessor results for the nine months ended September 30, 2021, as compared to the prior year period primarily due to $140.0 million from fewer days under contract across our fleet, $46.3 million due to termination fees received for certain rigs in the prior year period, $50.5 million from the sale of VALARIS 5004, VALARIS 84, VALARIS 87, VALARIS 88, VALARIS 100 and VALARIS 101 which operated in the prior year period, and $37.2 million due to lower revenues earned under the Secondment Agreement, Lease Agreements and Transition Services Agreement with ARO. This decline was partially offset by a $69.7 million increase in revenue for certain rigs with higher average day rates for the combined Successor and Predecessor results for the nine months ended September 30, 2021 as compared to the prior year period.

Contract drilling expense decreased $32.9 million, or 11%, for the three months ended September 30, 2021, as compared to the prior year quarter, primarily due to $21.8 million of lower cost on idle rigs, $7.0 million from rigs sold between the comparative periods.

Contract drilling expense decreased $373.1 million, or 32%, for the combined Successor and Predecessor results for the nine months ended September 30, 2021, as compared to the prior year period primarily due to $215.0 million of lower cost on idle rigs, $59.5 million from rigs sold between the comparative periods, and reduced cost resulting primarily from spend control efforts. Additionally, there was a decline of $22.7 million related primarily to the Secondment Agreement with ARO as almost all remaining seconded employees became employees of ARO during the second quarter of 2020.

During the combined Successor and Predecessor results for the nine months ended September 30, 2021 and the nine months ended September 30, 2020, we recorded non-cash losses on impairment totaling $756.5 million and $3.6 billion, respectively, with respect to certain assets in our fleet. See "Note 7 - Property and Equipment" for additional information.

Depreciation expense decreased $98.0 million, or 80%, for the three months ended September 30, 2021 as compared to the prior year quarter, primarily due to the reduction in values of property and equipment from the application of fresh start accounting.

Depreciation expense decreased $217.8 million, or 52%, for the combined Successor and Predecessor results for the nine months ended September 30, 2021, as compared to the prior year period primarily due to reduction in values of property and equipment from the application of fresh start accounting and due to lower depreciation expense on certain non-core assets which were impaired in the first and second quarters of 2020, some of which were subsequently sold in 2020.
General and administrative expenses decreased by $44.9 million or 62%, for the three months ended September 30, 2021, as compared to the prior year quarter, primarily due to charges incurred in the prior year for professional fees in relation to the Chapter 11 Cases, but prior to the Petition Date. This decline is partially offset by executive severance cost incurred in the third quarter of 2021 in connection with the separations of certain former members of executive management.

General and administrative expenses decreased by $117.5 million or 62%, for the combined Successor and Predecessor results for the nine months ended September 30, 2021, as compared to the prior year period primarily due to charges incurred in the prior year for professional fees incurred in relation to the Chapter 11 Cases, but prior to the Petition Date, professional fees associated with shareholder activism defense, organizational change initiatives, as well as merger integration related costs. This decline is partially offset by executive severance cost incurred in the third quarter of 2021 in connection with the separations of certain former members of executive management.

Other operating income of $118.1 million recognized during the third quarter of 2020 was due to loss of hire insurance recoveries collected for a terminated contract.

Other expense, net, decreased $552.8 million for the three months ended September 30, 2021 and increased $2.8 billion for the combined Successor and Predecessor results for the nine months ended September 30, 2021, respectively, as compared to the prior year comparative periods, primarily due to reorganization costs incurred directly related to the Chapter 11 Cases. See “Note 2 – Chapter 11 Proceedings” for details related to reorganization items. These changes also include a reduction in interest expense as we discontinued accruing interest on our outstanding debt after the Petition Date and our debt level has significantly declined subsequent to our emergence from bankruptcy.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our and ARO's offshore drilling rigs as of September 30, 2021 and 2020:

	2021	2020
Floaters	16	16
Jackups(1)	33	36
Other(2)	8	9
Held-for-sale(1)(2)(3)	2	3
Total Valaris	59	64
Valaris - Under construction(4)	2	2
ARO(5)	7	7
ARO - Under construction (6)	2	2

(1)During the second quarter of 2021, we sold VALARIS 101. During the third quarter of 2021, we sold VALARIS 100 and VALARIS 142 was classified as held-for-sale.
(2)This represents the eight rigs leased to ARO through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. All jackup rigs leased to ARO are under three-year contracts with Saudi Aramco. During the third quarter of 2021, VALARIS 22, a rig previously leased to ARO, was classified as held-for-sale.
(3)During the fourth quarter of 2020, we sold VALARIS 84, VALARIS 88 and VALARIS 8504.
(4)We have an option to take delivery of VALARIS DS-13 and VALARIS DS-14, on or before December 31, 2023. The purchase price for the rigs are estimated to be approximately $119.1 million and $218.3 million, respectively, assuming a December 31, 2023 delivery date. Delivery can be requested any time prior to December 31, 2023 with a downward purchase price adjustment based on predetermined terms. If we elect not to purchase the rigs, we have no further obligations to the shipyard.
(5)This represents the seven jackup rigs owned by ARO which are operating under long-term contracts with Saudi Aramco.
(6)During 2020, ARO ordered two newbuild jackup rigs scheduled for delivery in 2022.

The following table summarizes our and ARO's rig utilization and average day rates by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rig Utilization(1)
Floaters	28%	11%	27%	25%
Jackups	57%	50%	54%	57%
Other (2)	100%	94%	100%	98%
Total Valaris	56%	45%	55%	53%
ARO	86%	97%	88%	95%
Average Day Rates(3)
Floaters	$189,582	$190,024	$194,687	$188,365
Jackups	96,182	93,326	97,025	86,332
Other (2)	30,589	36,144	30,956	38,660
Total Valaris	$89,827	$79,574	$88,694	$88,286
ARO	$95,176	$101,603	$94,709	$103,962

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

(2)Includes our two management services contracts and our rigs leased to ARO under bareboat charter contracts.

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

Operating Income by Segment

Our business consists of four operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups, (3) ARO and (4) Other, which consists of management services on rigs owned by third-parties and the activities associated with our arrangements with ARO under the Lease Agreements, the Secondment Agreement and the Transition Services Agreement. Floaters, Jackups and ARO are also reportable segments.
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
    Segment information was as follows (in millions):

Three Months Ended September 30, 2021 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$104.3	$186.3	$117.7	$36.1	$(117.7)	$326.7
Operating expenses
Contract drilling (exclusive of depreciation)	90.9	140.9	94.4	14.1	(66.0)	274.3
Depreciation	11.4	12.1	16.8	.9	(16.8)	24.4
General and administrative	—	—	5.4	—	21.8	27.2
Equity in earnings of ARO	—	—	—	—	2.6	2.6
Operating income (loss)	$2.0	$33.3	$1.1	$21.1	$(54.1)	$3.4

Three Months Ended September 30, 2020 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$57.1	$186.8	$145.6	$41.4	$(145.6)	$285.3
Operating expenses
Contract drilling (exclusive of depreciation)	112.1	140.7	99.0	16.4	(61.0)	307.2
Depreciation	55.8	52.9	14.8	11.3	(12.4)	122.4
General and administrative	—	—	5.8	—	66.3	72.1
Other operating income	118.1	—	—	—	—	118.1
Equity in earnings of ARO	—	—	—	—	3.9	3.9
Operating income (loss)	$7.3	$(6.8)	$26.0	$13.7	$(134.6)	$(94.4)

Five Months Ended September 30, 2021 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$154.0	$314.8	$201.7	$60.7	$(201.7)	$529.5
Operating expenses
Contract drilling (exclusive of depreciation)	136.1	236.4	157.3	23.3	(110.1)	443.0
Depreciation	19.3	19.9	26.5	1.7	(26.4)	41.0
General and administrative	—	—	8.5	—	31.4	39.9
Equity in earnings of ARO	—	—	—	—	7.4	7.4
Operating income (loss)	$(1.4)	$58.5	$9.4	$35.7	$(89.2)	$13.0

Four Months Ended April 30, 2021 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$115.7	$232.4	$163.5	$49.3	$(163.5)	$397.4
Operating expenses
Contract drilling (exclusive of depreciation)	106.0	169.3	116.1	19.8	(73.4)	337.8
Loss on impairment	756.5	—	—	—	—	756.5
Depreciation	72.1	69.7	21.0	14.8	(18.0)	159.6
General and administrative	—	—	4.2	—	26.5	30.7
Equity in earnings of ARO	—	—	—	—	3.1	3.1
Operating income (loss)	$(818.9)	$(6.6)	$22.2	$14.7	$(95.5)	$(884.1)

Nine Months Ended September 30, 2020 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$400.3	$585.9	$431.9	$144.5	$(431.9)	$1,130.7
Operating expenses
Contract drilling (exclusive of depreciation)	451.4	510.8	319.8	65.8	(193.9)	1,153.9
Loss on impairment	3,386.2	254.3	—	5.7	—	3,646.2
Depreciation	207.2	164.2	41.1	33.6	(27.7)	418.4
General and administrative	—	—	21.2	—	166.9	188.1
Other operating income	118.1	—	—	—	—	118.1
Equity in losses of ARO	—	—	—	—	(7.6)	(7.6)
Operating income (loss)	$(3,526.4)	$(343.4)	$49.8	$39.4	$(384.8)	$(4,165.4)

Combined Nine Months Ended September 30, 2021 (Non-GAAP)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$269.7	$547.2	$365.2	$110.0	$(365.2)	$926.9
Operating expenses
Contract drilling (exclusive of depreciation)	242.1	405.7	273.4	43.1	(183.5)	780.8
Loss on impairment	756.5	—	—	—	—	756.5
Depreciation	91.4	89.6	47.5	16.5	(44.4)	200.6
General and administrative	—	—	12.7	—	57.9	70.6
Equity in losses of ARO	—	—	—	—	10.5	10.5
Operating income (loss)	$(820.3)	$51.9	$31.6	$50.4	$(184.7)	$(871.1)

Floaters

Floater revenue increased $47.2 million, or 83%, for the three months ended September 30, 2021, as compared to the prior year quarter primarily due to $43.4 million as a result of more days under contract across the floater fleet and $5.2 million from higher average day rates on certain rigs as compared to the prior year period.

Floater revenue decreased $130.6 million, or 33%, for the combined Successor and Predecessor results for the nine months ended September 30, 2021, as compared to the prior year period primarily due to $103.1 million from fewer days under contract across the floater fleet, $46.3 million due to termination fees received for certain rigs in the prior year period, and $13.5 million from the sale of VALARIS 5004, which operated in the prior year period. This decline was partially offset by a $33.6 million increase to revenue from higher average day rates on certain rigs for the combined Successor and Predecessor results for the nine months ended September 30, 2021 as compared to the prior year period.

Floater contract drilling expense decreased $21.2 million, or 19%, for the three months ended September 30, 2021, as compared to the prior year quarter, primarily due to $19.1 million lower cost on idle rigs.

Floater contract drilling expense decreased $209.3 million, or 46%, for the combined Successor and Predecessor results for the nine months ended September 30, 2021, as compared to the prior year period primarily due to $152.9 million as a result of fewer days under contract across the floater fleet, $23.1 million to the sale of VALARIS 5004, VALARIS 5006, VALARIS 8500, VALARIS 8501, VALARIS 8502, VALARIS 8504, VALARIS DS-3, VALARIS DS-5, and VALARIS DS-6 as well as reduced costs resulting primarily from spend control efforts.

During the four months ended April 30, 2021 and nine months ended September 30, 2020, the Predecessor recorded non-cash losses on impairment totaling $756.5 million and $3.4 billion, respectively, with respect to certain assets in our Floater segment. See "Note 7 - Property and Equipment" for additional information.

Floater depreciation expense decreased 44.4 million, or 80%, for the three months ended September 30, 2021, as compared to the prior year quarter, primarily due to the reduction in values of property and equipment from the application of fresh start accounting.

Floater depreciation expense decreased $115.8 million, or 56%, for the combined Successor and Predecessor results for the nine months ended September 30, 2021, as compared to the prior year period, primarily due to the reduction in values of property and equipment from the application of fresh start accounting and due to lower depreciation expense on certain non-core assets which were impaired in the first and second quarters of 2020, some of which were subsequently sold in 2020.

Other operating income of $118.1 million recognized by the Predecessor during the third quarter of 2020 was due to loss of hire insurance recoveries collected for a terminated contract.

Jackups

Jackup revenues for the three months ended September 30, 2021 are in line with the prior year quarter.

Jackup revenues decreased $38.7 million, or 7%, for the combined Successor and Predecessor results for the nine months ended September 30, 2021, as compared to the prior year period, primarily due to declines of $36.9 million from fewer days under contract across the jackup fleet and $37.0 million due to the sale of VALARIS 84, VALARIS 87, VALARIS 88, VALARIS 100 and VALARIS 101. This decline was partially offset by $35.7 million due to higher average day rates for certain rigs in the combined Successor and Predecessor results for the the nine months ended September 30, 2021.

Jackup contract drilling expense for the three months ended September 30, 2021 are in line with the prior year quarter. The decline in contract drilling expense in the three months ended September 30, 2021 of $7.0 million resulting from the sale of VALARIS 68, VALARIS 70, VALARIS 71, VALARIS 84, VALARIS 87, VALARIS 88, VALARIS 100, VALARIS 101 and VALARIS 105, as well as $5.7 million lower mobilization costs and $2.7 million of lower cost on idle rigs was offset by $14.4 million in reactivation cost for certain rigs stacked in the prior year.

Jackup contract drilling expense decreased $105.1 million, or 21%, for the combined Successor and Predecessor results for the nine months ended September 30, 2021, as compared to the prior year period, primarily due to $62.1 million of lower cost on idle rigs, $36.4 million due to the sale of VALARIS 68, VALARIS 70, VALARIS 71, VALARIS 84, VALARIS 87, VALARIS 88, VALARIS 100, VALARIS 101 and VALARIS 105, and reduced costs resulting largely from spend control efforts. This decrease was partially offset by $30.9 million in reactivation cost for certain rigs stacked in the prior year.

During the nine months ended September 30, 2020, we recorded a non-cash loss on impairment of $254.3 million, with respect to certain assets in our Jackup segment. See "Note 7 - Property and Equipment" for additional information.

Jackup depreciation expense decreased $40.8 million, or 77%, for the three months ended September 30, 2021 as compared to the prior year quarter, primarily due to the reduction in values of property and equipment from the application of fresh start accounting.

Jackup depreciation expense decreased $74.6 million, or 45%, for the combined Successor and Predecessor results for the nine months ended September 30, 2021 as compared to the prior year period primarily due to the reduction in values of property and equipment from the application of fresh start accounting.

ARO

The operating revenues of ARO reflect revenues earned under drilling contracts with Saudi Aramco for the seven ARO-owned jackup rigs and the rigs leased from us.

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

ARO revenue decreased $27.9 million or 19%, and $66.7 million or 15%, for three and nine months ended September 30, 2021, respectively, as compared to the prior year periods primarily due to lower day rates, as well as fewer operating days related to certain rigs for which operations were temporarily suspended or which were undergoing maintenance. Additionally, one rig leased to ARO completed it's contract in August 2021.

ARO contract drilling expense decreased $4.6 million or 5%, and $46.4 million or 15%, for three and nine months ended September 30, 2021, respectively, as compared to the prior year periods. The decrease for the three months ended September 30, 2021 as compared to the prior year quarterly period, is primarily due to a reduction in bareboat charter expense for the rigs leased from us. The decrease for the nine months ended September 30, 2021, as compared to the prior year period, is primarily due to lower costs for repairs and maintenance of $23.1 million and a reduction in bareboat charter expense for the rigs leased from us.

ARO depreciation expense increased $2.0 million or 14%, and $6.4 million or 16% for three and nine months ended September 30, 2021, respectively, as compared to the prior year period primarily due to capital expenditures.

ARO general and administrative expenses of $5.4 million, for the three months ended September 30, 2021, were in line with the prior year quarter. ARO general and administrative expenses decreased $8.5 million or 40%, for the nine months ended September 30, 2021, as compared to the prior year period, primarily due to a reduction in services received under the Transition Services Agreement which was completed as of December 31, 2020.

See "Note 5 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on ARO.

Other

Other revenues decreased $5.3 million, or 13%, for the three months ended September 30, 2021, as compared to the prior year quarter, primarily due to $6.8 million of lower revenues earned under the Lease Agreements with ARO. See "Note 5 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

Other revenues decreased $34.5 million, or 24%, for the combined Successor and Predecessor results for the nine months ended September 30, 2021, as compared to the prior year period, primarily due to $21.0 million and $16.2 million of lower revenues earned under the Secondment/Transition Services Agreements and Lease Agreements with ARO, respectively. See "Note 5 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

Other contract drilling expenses for the three months ended September 30, 2021 decreased $2.3 million, or 14%, as compared to the prior year quarter primarily due to expenses related to our agreements with ARO. Other contract drilling expenses decreased $22.7 million, or 34%, for the combined Successor and Predecessor results for the nine months ended September 30, 2021, as compared to the prior year period, primarily due to a decrease in cost for services provided to ARO under the Secondment Agreement as almost all remaining employees seconded to ARO became employees of ARO during the second quarter of 2020.

Other Income (Expense)

The following table summarizes other income (expense) (in millions):

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Interest income	$9.7	$4.7
Interest expense, net:
Interest expense	(11.3)	(59.9)
Capitalized interest	—	.1
	(11.3)	(59.8)
Reorganization items, net	(6.5)	(497.5)
Other, net	5.2	(3.1)
	$(2.9)	$(555.7)

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Interest income	$17.5	$3.6	$21.1	$15.2
Interest expense, net:
Interest expense	(19.3)	(2.4)	(21.7)	(290.6)
Capitalized interest	—	—	—	1.4
	(19.3)	(2.4)	(21.7)	(289.2)
Reorganization items, net	(10.6)	(3,584.6)	(3,595.2)	(497.5)
Other, net	10.9	19.9	30.8	2.5
	$(1.5)	$(3,563.5)	$(3,565.0)	$(769.0)

Interest income increased for the three months ended September 30, 2021 and for the combined Successor and Predecessor results for the nine months ended September 30, 2021, as compared to the respective prior year periods primarily due to amortization of the discount on our note receivable from ARO recorded in fresh start accounting. This increase was partially offset by lower LIBOR rates earned on that note.

Interest expense decreased by $48.6 million for the three months ended September 30, 2021 and $268.9 million for the combined Successor and Predecessor nine months ended September 30, 2021, respectively, as compared to the prior year periods as we did not accrue interest on our outstanding debt or amortize discounts, premiums and debt issuance costs subsequent to the chapter 11 filing. Further, our interest costs are lower as a result of our lower debt level following emergence from chapter 11.

Reorganization items, net of $6.5 million for the three months ended September 30, 2021 and $3.6 billion for the combined Successor and Predecessor nine months ended September 30, 2021, were recognized related to legal and other professional advisory service fees pertaining to the Chapter 11 Cases, contract items related to rejecting certain operating leases and the effects of the emergence from bankruptcy; including the application of fresh start accounting. Reorganization items, net of $497.5 million recognized during the three and nine months ended September 30, 2020 were related to other net losses and expenses directly related to our Chapter 11 Cases, primarily consisting of the write off of unamortized debt discounts, premiums and issuance costs, financing costs and professional fees. See "Note 2 - Chapter 11 Proceedings" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

Other, net, for the nine months ended September 30, 2020 included a $6.3 million reduction to gain on bargain purchase as a result of measurement adjustments made in the first quarter 2020 related to the Rowan Transaction partially offset by a $3.1 million pre-tax gain on extinguishment of debt related to an open market transaction in Q1 2020.

    Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange gains of $1.7 million for the three months ended September 30, 2021 and gains of $18.2 million for the combined Successor and Predecessor nine months ended September 30, 2021, were included in other, net. During the three months ended September 30, 2021, the net foreign currency exchange gains were primarily attributable to the Euro partially offset by losses in the Brazilian reals. During the combined Successor and Predecessor nine months ended September 30, 2021, the net foreign currency exchange gains were primarily attributable to the Libyan dinar and Euro.

Net foreign currency exchange losses of $7.5 million and $4.9 million, were included in other net, for three and nine months ended September 30, 2020 (Predecessor), respectively. During the three months ended September 30, 2020 (Predecessor), the net foreign currency exchange losses were primarily attributable to the Euro and during the nine months ended September 30, 2020 (Predecessor), the net foreign currency exchange losses were primarily attributable to the Euro, Australian dollar and Angolan kwanza.

Provision for Income Taxes

Valaris Limited, the Successor Company and our parent company, is domiciled and resident in Bermuda. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-Bermuda subsidiaries is not subject to Bermuda taxation as there is not an income tax regime in Bermuda. Valaris plc, the Predecessor Company and our former parent company, was domiciled and resident in the U.K. The income of our non-U.K. subsidiaries was generally not subject to U.K. taxation.

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

Discrete income tax expense for the three months ended September 30, 2021 (Successor) was $39.2 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax expense for the five months ended September 30, 2021 (Successor) was $44.8 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters. Discrete income tax expense for the four months ended April 30, 2021 (Predecessor) was $2.2 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters offset by a discrete tax benefit related to fresh start accounting adjustments. Excluding the aforementioned discrete tax items, income tax expense for the three and five months ended September 30, 2021 (Successor) and four months ended April 30, 2021 (Predecessor) was $14.1 million, $23.6 million and $14.0 million, respectively.

Discrete income tax expense for the three months ended September 30, 2020 (Predecessor) was $13.8 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, rig sales and reorganization items. Discrete income tax benefit for the nine months ended September 30, 2020 (Predecessor) was $197.9 million and was primarily attributable to a restructuring transaction, rig impairments, implementation of the U.S. Cares Act, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, rig sales, reorganization items and the resolution of other prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense for the three and nine months ended September 30, 2020 (Predecessor) was $8.1 million and $52.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

First Lien Notes

The First Lien Notes were issued pursuant to the Indenture dated April 30, 2021 (the "First Lien Notes Indenture"), among Valaris Limited, certain direct and indirect subsidiaries of Valaris Limited as guarantors, and Wilmington Savings Fund Society, FSB, as collateral agent and trustee (in such capacities, the “Collateral Agent”).

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

The First Lien Notes are scheduled to mature on April 30, 2028. Interest on the First Lien Notes accrues, at our option, at a rate of: (i) 8.25% per annum, payable in cash; (ii) 10.25% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be paid in kind; or (iii) 12% per annum, with the entirety of such interest to be paid in kind. The Company shall pay interest semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2021. Interest on the First Lien Notes shall accrue from the most recent date to which interest has been paid or, if no interest has been paid, from April 30, 2021. Interest shall be computed on the basis of a 360-day year of twelve 30-day months.

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

The First Lien Notes Indenture contains covenants that limit, among other things, our ability and the ability of the guarantors and other restricted subsidiaries, to: (i) incur, assume or guarantee additional indebtedness; (ii) pay dividends or distributions on Equity Interests (as defined in the First Lien Notes Indenture) or redeem or repurchase Equity Interests; (iii) make investments; (iv) repay or redeem junior debt; (v) transfer or sell assets; (vi) enter into sale and lease back transactions; (vii) create, incur or assume liens; and (viii) enter into transactions with certain affiliates. These covenants are subject to a number of important limitations and exceptions.

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

Liquidity

We expect to fund our liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs.

Our liquidity position is summarized in the table below (in millions, except ratios):

	Successor	Predecessor
	September 30, 2021	December 31, 2020

Cash and cash equivalents	$620.8	$325.8
Available DIP Facility capacity(1)	—	500.0
Total liquidity	$620.8	$825.8
Working capital	$800.7	$746.1
Current ratio(2)	2.9	2.7

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

Cash and Debt

As discussed in "Note 2 - Chapter 11 Proceedings" and above, we filed the Chapter 11 Cases to effect a comprehensive restructuring of our indebtedness. As of September 30, 2021, our only outstanding long-term debt consisted of the First Lien Notes.

Cash Flow and Capital Expenditures

Our cash flow from operating activities and capital expenditures were as follows (in millions):

	Successor	Predecessor	Predecessor
	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021	Nine Months Ended September 30, 2020
Net cash used in operating activities	$(19.0)	$(39.8)	$(396.4)
Capital expenditures	23.7	8.7	82.9

During the four months ended April 30, 2021, our primary sources of cash were $520.0 million from the issuance of the First Lien Notes and proceeds of $30.1 million for the disposition of assets. Our primary uses of cash for the same period were $39.8 million used in operating activities and $8.7 million for the enhancement and other improvements of our drilling rigs.

During the nine months ended September 30, 2020, our primary source of cash was $581.0 million in net borrowings under our Revolving Credit Facility. Our primary uses of cash for the same period were $396.4 million used in operating activities, $82.9 million for the construction, enhancement and other improvements of our drilling rigs.

Net cash used in operating activities was $19.0 million and $39.8 million during the five months ended September 30, 2021 and four months ended April 30, 2021, respectively. The cash outflow for the Successor primarily relates to reorganization costs while the cash outflow for the Predecessor primarily relates to declining margins and reorganization costs.

Prior to our chapter 11 filing, we had contractual commitments for the construction of VALARIS DS-13 and VALARIS DS-14. On February 26, 2021, we entered into amended agreements with the Shipyard that became effective upon our emergence from bankruptcy. The amendments provide for, among other things, an option construct whereby the Company has the right, but not the obligation, to take delivery of either or both rigs on or before December 31, 2023. Under the amended agreements, the purchase price for the rigs are estimated to be approximately $119.1 million for the VALARIS DS-13 and $218.3 million for the VALARIS DS-14, assuming a December 31, 2023 delivery date. Delivery can be requested any time prior to December 31, 2023 with a downward purchase price adjustment based on predetermined terms. If the Company elects not to purchase the rigs, the Company has no further obligations to the shipyard. The amended agreements removed any Company guarantee.

We continue to take a disciplined approach to reactivations with our stacked rigs only returning them to the active fleet when there is visibility into work at attractive economics. In most cases, we expect the initial contract to pay for the reactivation costs and that the rig would have solid prospects for longer-term work. Most of this reactivation cost will be operating expenses, recognized in the income statement, related to de-preservation activities, including reinstalling key pieces of equipment and crewing up the rigs. Capital expenditures during reactivations include rig modifications, equipment overhauls and any customer required capital upgrades. We would generally expect to be compensated for these customer-specific enhancements.

We expect capital expenditures in 2021 to be approximately $62 to $67 million of which $32.4 million was incurred through the first three quarters of 2021, primarily for rig enhancement, reactivation and upgrade projects as well as minor upgrades and improvements. In 2022, we expect capital expenditures to increase primarily due to rig enhancement, reactivation and upgrade projects. We expect that customers will reimburse us for a significant portion of the 2022 expenditures. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

As we begin to reactivate rigs, we expect future spending levels to increase beyond the levels we incurred in 2020 and 2021, with more spending associated with reactivation of our floater fleet relative to our jackup fleet and for rigs that have been preservation stacked for longer periods of time.

Financing and Capital Resources

Successor First Lien Notes

On the Effective Date, pursuant to the Backstop Commitment Agreement and in accordance with the plan of reorganization, the Company consummated the Rights Offering of First Lien Notes and associated shares in an aggregate principal amount of $550.0 million. The First Lien Notes are scheduled to mature on April 30, 2028. Interest on the First Lien Notes accrues, at our option, at a rate of: (i) 8.25% per annum, payable in cash; (ii) 10.25% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be paid in kind; or (iii) 12% per annum, with the entirety of such interest to be paid in kind.

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

Prior to the Effective Date, pursuant to the plan of reorganization, all undrawn letters of credit issued under the Revolving Credit Facility were collateralized pursuant to the terms of the Revolving Credit Facility. As of September 30, 2021, we had $19.5 million of collateralized letters of credit issued by lenders of the Revolving Credit Facility.

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

The following table summarizes the maturity schedule of our notes receivable from ARO as of September 30, 2021 (in millions):

Maturity Date	Principal Amount
October 2027	$265.0
October 2028	177.7
Total	$442.7

Other Commitments
We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of September 30, 2021, we were contingently liable for an aggregate amount of $151.1 million under outstanding letters of credit which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of September 30, 2021, we had collateral deposits in the amount of $31.4 million with respect to these agreements.

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

Recent Tax Assessments

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million (approximately $73.0 million converted at current period-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29.0 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have a $17.6 million liability for unrecognized tax benefits relating to these assessments as of September 30, 2021. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

Guarantees of Registered Securities

The First Lien Notes issued by Valaris Limited have been fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by certain of the direct and indirect subsidiaries (the “Guarantors”) of Valaris Limited under the First Lien Notes Indenture governing the First Lien Notes (the “Guarantees”). The First Lien Notes and Guarantees are secured by liens on the collateral, including, among other things, subject to certain agreed security principles, (i) first-priority perfected liens on 100% of the equity interests of each restricted subsidiary directly owned by Valaris Limited or any Guarantor and (ii) a first-priority perfected lien on substantially all assets of Valaris Limited and each Guarantor, in each case subject to certain exceptions and limitations (collectively, the “Collateral”). We are providing the following information about the Guarantors and the Collateral in compliance with Rules 13-01 and 13-02 of Regulation S-X.

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

Under the First Lien Notes Indenture, a Guarantor may be automatically and unconditionally released and relieved of its obligations under its guarantee under certain circumstances, including: (1) in connection with any sale, transfer or other disposition (including by merger, consolidation, distribution, dividend or otherwise) of all or substantially all of the assets of such Guarantor to a person that is not the Company or a restricted subsidiary, if such sale, transfer or other disposition is conducted in accordance with the applicable terms of the First Lien Notes Indenture, (2) in connection with any sale, transfer or other disposition (including by merger, consolidation, amalgamation, distribution, dividend or otherwise) of all of the capital stock of any Guarantor, if such sale, transfer or other disposition is conducted in accordance with the applicable terms of the First Lien Notes Indenture, (3) upon our exercise of legal defeasance, covenant defeasance or discharge under the First Lien Notes Indenture, (4) unless an event of default has occurred and is continuing, upon the dissolution or liquidation of a Guarantor in accordance with the First Lien Notes Indenture, and (5) if such Guarantor is properly designated as an unrestricted subsidiary, in each case in accordance with the provisions of the First Lien Notes Indenture.

We conduct our operations primarily through our subsidiaries. As a result, our ability to pay principal and interest on the First Lien Notes is dependent on the cash flow generated by our subsidiaries and their ability to make such cash available to us by dividend or otherwise. The Guarantors’ earnings will depend on their financial and operating performance, which will be affected by general economic, industry, financial, competitive, operating, legislative, regulatory and other factors beyond their control. Any payments of dividends, distributions, loans or advances to us by the Guarantors could also be subject to restrictions on dividends under applicable local law in the jurisdictions in which the Guarantors operate. In the event that we do not receive distributions from the Guarantors, or to the extent that the earnings from, or other available assets of, the Guarantors are insufficient, we may be unable to make payments on the First Lien Notes.

Pledged Securities of Affiliates

Pursuant to the terms of the First Lien Notes collateral documents, the Collateral Agent under the First Lien Notes Indenture may pursue remedies, or pursue foreclosure proceedings on the Collateral (including the equity of the Guarantors and other direct subsidiaries of Valaris Limited and the Guarantors), following an event of default under the First Lien Notes Indenture. The Collateral Agent’s ability to exercise such remedies is limited by the intercreditor agreement for so long as any priority lien debt is outstanding.

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

Under the terms of the First Lien Notes Indenture and the other documents governing the obligations with respect to the First Lien Notes (the “Notes Documents”), Valaris Limited and the Guarantors will be entitled to the release of the Collateral from the liens securing the First Lien Notes under one or more circumstances, including (1) upon full and final payment of any such obligations; (2) to the extent that proceeds continue to constitute Collateral, in the event that Collateral is sold, transferred, disbursed or otherwise disposed of in accordance with the Notes Documents; (3) upon our exercise of legal defeasance, covenant defeasance or discharge under the First Lien Notes Indenture; (4) with respect to vessels, certain specified events permitting release of the mortgage with respect to such vessels under the First Lien Notes Indenture; (5) with the consent of the requisite holders under the First Lien Notes Indenture; (6) with respect to equity interests in restricted subsidiaries that incur permitted indebtedness, if such equity interests shall secure such other indebtedness and the same is permitted under the terms of the First Lien Notes Indenture; and (7) as provided in the intercreditor agreement. The collateral agency agreement also provides for release of the Collateral from the liens securing the Notes under the above described circumstances (but including additional requirements for release in relation to all of the documents governing the indebtedness that is secured by first-priority liens on the Collateral, in addition to the First Lien Notes Indenture). Upon the release of any subsidiary from its guarantee, if any, in accordance with the terms of the First Lien Notes Indenture, the lien on any pledged equity interests issued by such Guarantor and on any assets of such Guarantor will automatically terminate.

Summarized Financial Information

The summarized financial information below reflects the combined accounts of the Guarantors and Valaris Limited (collectively, the “Obligors”), for the dates and periods indicated. The financial information is presented on a combined basis and intercompany balances and transactions between entities in the Obligor group have been eliminated.

Summarized Balance Sheet Information:

	Successor	Predecessor
(in millions)	September 30, 2021	December 31, 2020
ASSETS
Current assets	$1,159.5	$901.8
Amounts due from non-guarantor subsidiaries, current	737.5	756.5
Amounts due from related party, current	7.4	20.5
Noncurrent assets	992.0	10,514.5
Amounts due from non-guarantor subsidiaries, noncurrent	1,472.5	4,879.2
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities	368.6	369.4
Amounts due to non-guarantor subsidiaries, current	64.2	865.5
Amounts due to related party, current	14.8	—
Long-term debt	545.1	—
Noncurrent liabilities	490.9	653.4
Amounts due to non-guarantor subsidiaries, noncurrent	1,921.2	7,848.6
Noncontrolling interest	2.6	(4.4)

Summarized Statement of Operations Information:

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Operating revenues	$294.6	$335.4
Operating revenues from related party	14.7	21.7
Operating costs and expenses	306.5	474.8
Reorganization expense	(6.5)	(82.9)
Income (loss) from continuing operations before income taxes	(80.7)	(73.1)
Net income (loss) attributable to noncontrolling interest	(1.7)	1.1
Net income (loss)	(82.4)	(72.0)

	Successor	Predecessor
(in millions)	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021	Nine Months Ended September 30, 2020
Operating revenues	$520.3	$384.1	$1,166.3
Operating revenues from related party	25.5	23.1	72.2
Operating costs and expenses	508.0	1,262.2	5,286.8
Reorganization expense	(10.6)	(3,584.1)	(82.9)
Income (loss) from continuing operations before income taxes	93.1	(4,337.0)	(3,830.8)
Net income (loss) attributable to noncontrolling interest	(3.8)	(3.2)	3.9
Net income (loss)	89.3	(4,340.2)	(3,826.9)

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

Based on their evaluation as of September 30, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There have been no material changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2020, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.5 million liability related to these matters was included in accrued liabilities and other on our Condensed Consolidated Balance Sheet as of September 30, 2021.

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

Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2020, and Item 1A "Risk Factors" of Part II of our Quarterly Report on Form 10-Q for the quarterly period June 30, 2021, which contains descriptions of significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

Item 6.   Exhibits

Exhibit Number	Exhibit
10.1*	Settlement Agreement dated September 14, 2021, among ENSCO Global Resources Limited, Thomas Burke and Valaris.
10.2*	Separation and Release Agreement, dated September 15, 2021, between Jonathan Baksht and Valaris.
10.3*	Interim CEO Letter Agreement, dated August 18, 2021, between Anton Dibowitz and Valaris.
10.4*	Interim CFO Letter Agreement, dated August 18, 2021, between Darin Gibbins and Valaris.
10.5*	Form of PSU Award Agreement.
10.6*	Form of Deferred RSU Award Agreement.
10.7*	Form of Director RSU Agreement.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included with Exhibit 101 attachments).
*   Filed herewith.
** Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris Limited

Date:	November 2, 2021	/s/ DARIN GIBBINS
Darin Gibbins Interim Chief Financial Officer and VP — Investor Relations & Treasurer (principal financial officer)

/s/ COLLEEN W. GRABLE
Colleen W. Grable Controller (principal accounting officer)