Form 10-Q
period 2022-06-30
Valaris Ltd
filed 2022-08-02
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes  ☒  No  ☐

As of July 28, 2022, there were 75,178,547 common shares of the registrant issued and outstanding.

VALARIS LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations For the Three Months Ended June 30, 2022 (Successor), the Period May 1, 2021 through June 30, 2021 (Successor) and the Period April 1, 2021 through April 30, 2021 (Predecessor)	5

Condensed Consolidated Statements of Operations For the Six Months Ended June 30, 2022 (Successor), the Period May 1, 2021 through June 30, 2021 (Successor) and the Period January 1, 2021 through April 30, 2021 (Predecessor)	6

Condensed Consolidated Statements of Comprehensive Income (Loss) For the Three Months Ended June 30, 2022 (Successor), the Period May 1, 2021 through June 30, 2021 (Successor) and the Period April 1, 2021 through April 30, 2021 (Predecessor)	7

Condensed Consolidated Statements of Comprehensive Income (Loss) For the Six Months Ended June 30, 2022 (Successor), the Period May 1, 2021 through June 30, 2021 (Successor) and the Period January 1, 2021 through April 30, 2021 (Predecessor)	8

Condensed Consolidated Balance Sheets June 30, 2022 and December 31, 2021	9

Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2022 (Successor), the Period May 1, 2021 through June 30, 2021 (Successor) and the Period January 1, 2021 through April 30, 2021 (Predecessor)	10

Notes to Condensed Consolidated Financial Statements	11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	58

ITEM 4. CONTROLS AND PROCEDURES	58

PART II OTHER INFORMATION	59

ITEM 1. LEGAL PROCEEDINGS	59

ITEM 1A. RISK FACTORS	59

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	60

ITEM 6. EXHIBITS	60

SIGNATURES	61

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
Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:
•delays in contract commencement dates or cancellation, suspension, renegotiation or termination with or without cause of drilling contracts or drilling programs as a result of general or industry-specific economic conditions, mechanical difficulties, performance, delays in the delivery of critical drilling equipment, failure of the customer to receive final investment decision (FID) for which the drilling rig was contracted or other reasons;
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

•increased scrutiny from regulators, market and industry participants, stakeholders and others in regards to our Environmental, Social and Governance practices and reporting responsibilities;
•the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems, including our rig operating systems;
•potential additional asset impairments;
•the adequacy of sources of liquidity for us and our customers;

•the COVID-19 pandemic, the related public health measures implemented by governments worldwide, the duration and severity of the outbreak and its impact on global oil demand, the volatility in prices for oil and natural gas and the extent of disruptions to our operations;
•downtime or temporary shutdown of operations of our rigs as a result of an outbreak of COVID-19 on one or more of our rigs;
•disruptions to the operations and business of our key customers, suppliers and other counterparties, including impacts affecting our supply chain and logistics;
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
•decreases in levels of drilling activity and capital expenditures by our customers, whether as a result of the global capital markets and liquidity, prices of oil and natural gas, changes in tax policy (such as the U.K.’s recently announced windfall tax on oil and gas producers in the British North Sea), climate change concerns or otherwise, which may cause us to idle, stack or retire additional rigs;
•general economic and business conditions, including recessions, inflation, and adverse changes in the level of international trade activity;
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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Successor		Predecessor
	Three Months Ended June 30, 2022	Two Months Ended June 30, 2021	One Month Ended April 30, 2021
OPERATING REVENUES	$413.3	$202.8	$90.3
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	361.8	168.6	90.2
Loss on impairment	34.5	—	—
Depreciation	22.3	16.6	37.5
General and administrative	19.0	12.7	6.4
Total operating expenses	437.6	197.9	134.1
EQUITY IN EARNINGS OF ARO	8.7	4.8	1.2
OPERATING INCOME (LOSS)	(15.6)	9.7	(42.6)
OTHER INCOME (EXPENSE)
Interest income	11.2	7.8	1.0
Interest expense, net (Unrecognized contractual interest expense for debt subject to compromise was $32.6 million for the one month ended April 30, 2021)	(11.6)	(8.0)	(1.1)
Reorganization items, net	(0.7)	(4.1)	(3,532.4)
Other, net	149.7	5.6	3.4
	148.6	1.3	(3,529.1)
INCOME (LOSS) BEFORE INCOME TAXES	133.0	11.0	(3,571.7)
PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax expense	12.9	14.0	3.6
Deferred income tax expense (benefit)	7.3	1.1	(19.1)
	20.2	15.1	(15.5)
NET INCOME (LOSS)	112.8	(4.1)	(3,556.2)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.2)	(2.1)	(0.8)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$111.6	$(6.2)	$(3,557.0)
EARNINGS (LOSS) PER SHARE
Basic	$1.49	$(0.08)	$(17.81)
Diluted	$1.48	$(0.08)	$(17.81)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	75.0	75.0	199.7
Diluted	75.6	75.0	199.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2022	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021
OPERATING REVENUES	$731.7	$202.8	$397.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	693.1	168.6	343.8
Loss on impairment	34.5	—	756.5
Depreciation	44.8	16.6	159.6
General and administrative	37.8	12.7	30.7
Total operating expenses	810.2	197.9	1,290.6
EQUITY IN EARNINGS OF ARO	13.0	4.8	3.1
OPERATING INCOME (LOSS)	(65.5)	9.7	(890.1)
OTHER INCOME (EXPENSE)
Interest income	22.1	7.8	3.6
Interest expense, net (Unrecognized contractual interest expense for debt subject to compromise was $132.9 million for the four months ended April 30, 2021)	(23.1)	(8.0)	(2.4)
Reorganization items, net	(1.7)	(4.1)	(3,584.6)
Other, net	160.7	5.6	25.9
	158.0	1.3	(3,557.5)
INCOME (LOSS) BEFORE INCOME TAXES	92.5	11.0	(4,447.6)
PROVISION FOR INCOME TAXES
Current income tax expense	12.8	14.0	34.4
Deferred income tax expense (benefit)	6.7	1.1	(18.2)
	19.5	15.1	16.2
NET INCOME (LOSS)	73.0	(4.1)	(4,463.8)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(2.1)	(3.2)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$73.0	$(6.2)	$(4,467.0)
EARNINGS (LOSS) PER SHARE
Basic	$0.97	$(0.08)	$(22.38)
Diluted	$0.97	$(0.08)	$(22.38)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	75.0	75.0	199.6
Diluted	75.5	75.0	199.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Successor		Predecessor
	Three Months Ended June 30, 2022	Two Months Ended June 30, 2021	One Month Ended April 30, 2021
NET INCOME (LOSS)	$112.8	$(4.1)	$(3,556.2)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net reclassification adjustment for amounts recognized in net income as a component of net periodic benefit	(0.1)	—	—
Other	0.3	(0.2)	(0.2)
NET OTHER COMPREHENSIVE INCOME (LOSS)	0.2	(0.2)	(0.2)
COMPREHENSIVE INCOME (LOSS)	113.0	(4.3)	(3,556.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.2)	(2.1)	(0.8)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$111.8	$(6.4)	$(3,557.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2022	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021
NET INCOME (LOSS)	$73.0	$(4.1)	$(4,463.8)
OTHER COMPREHENSIVE LOSS, NET
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic benefit	(0.1)	—	0.1
Reclassification of net gains on derivative instruments from other comprehensive loss into net loss	—	—	(5.6)
Other	—	(0.2)	—
NET OTHER COMPREHENSIVE LOSS	(0.1)	(0.2)	(5.5)
COMPREHENSIVE INCOME (LOSS)	72.9	(4.3)	(4,469.3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(2.1)	(3.2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$72.9	$(6.4)	$(4,472.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except treasury shares and par value amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$553.5	$608.7
Restricted cash	23.8	35.9
Accounts receivable, net	544.6	444.2
Other current assets	159.0	117.8
Total current assets	1,280.9	1,206.6
PROPERTY AND EQUIPMENT, AT COST	1,042.6	957.0
Less accumulated depreciation	110.9	66.1
Property and equipment, net	931.7	890.9
LONG-TERM NOTES RECEIVABLE FROM ARO	264.5	249.1
INVESTMENT IN ARO	99.6	86.6
OTHER ASSETS	184.1	176.0
	$2,760.8	$2,609.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$287.0	$225.8
Accrued liabilities and other	260.1	196.2
Total current liabilities	547.1	422.0
LONG-TERM DEBT	545.7	545.3
OTHER LIABILITIES	527.6	581.1
Total liabilities	1,620.4	1,548.4
COMMITMENTS AND CONTINGENCIES
VALARIS SHAREHOLDERS' EQUITY
Common shares, $0.01 par value, 700 shares authorized, 75 shares issued as of June 30, 2022 and December 31, 2021	0.8	0.8
Preference shares, $0.01 par value, 150 shares authorized, no shares issued as of June 30, 2022 and December 31, 2021	—	—
Stock warrants	16.4	16.4
Additional paid-in capital	1,089.9	1,083.0
Retained earnings (deficit)	40.0	(33.0)
Accumulated other comprehensive loss	(9.2)	(9.1)
Treasury shares, at cost, 3 thousand shares as of June 30, 2022	(0.2)	—
Total Valaris shareholders' equity	1,137.7	1,058.1
NONCONTROLLING INTERESTS	2.7	2.7
Total equity	1,140.4	1,060.8
	$2,760.8	$2,609.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2022	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021
OPERATING ACTIVITIES
Net income (loss)	$73.0	$(4.1)	$(4,463.8)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on asset disposals	(137.6)	0.1	(6.0)
Depreciation expense	44.8	16.6	159.6
Loss on impairment	34.5	—	756.5
Accretion of discount on shareholders note	(15.4)	(6.0)	—
Equity in earnings of ARO	(13.0)	(4.8)	(3.1)
Net periodic pension and retiree medical income	(8.1)	(2.4)	(5.4)
Share-based compensation expense	6.9	—	4.8
Deferred income tax expense (benefit)	6.7	1.1	(18.2)
Amortization, net	(1.6)	(0.3)	(4.8)
Amortization of debt issuance cost	0.4	0.4	—
Non-cash reorganization items, net	—	—	3,487.3
Other	0.3	(0.2)	7.3
Changes in operating assets and liabilities	(102.3)	(25.7)	68.5
Contributions to pension plans and other post-retirement benefits	(2.7)	(0.6)	(22.5)
Net cash used in operating activities	(114.1)	(25.9)	(39.8)
INVESTING ACTIVITIES
Net proceeds from disposition of assets	146.5	0.2	30.1
Additions to property and equipment	(99.6)	(8.1)	(8.7)
Net cash provided by (used in) investing activities	46.9	(7.9)	21.4
FINANCING ACTIVITIES
Issuance of first lien notes	—	—	520.0
Payments to Predecessor creditors	—	—	(129.9)
Other	(0.2)	—	(1.4)
Net cash provided by (used in) financing activities	(0.2)	—	388.7
Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.1	(0.3)	(0.1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(67.3)	(34.1)	370.2
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	644.6	696.0	325.8
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$577.3	$661.9	$696.0

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

Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2022, or for any future period. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022 (our "Annual Report").

Summary of Significant Accounting Policies

Please refer to "Note 1. Description of the Business and Summary of Significant Accounting Policies" of our Consolidated Financial Statements from our Annual Report for the discussion of our significant accounting policies. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Emergence from Chapter 11 Bankruptcy and Fresh Start Accounting

As described in "Note 1. Description of the Business and Summary of Significant Accounting Policies", "Note 2. Chapter 11 Proceedings" and "Note 3. Fresh Start Accounting" from our Annual Report, we filed voluntary petitions for bankruptcy on August 19, 2020 (the “Petition Date”), and on April 30, 2021 (the "Effective Date") emerged from bankruptcy.

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

New Accounting Pronouncements

Recently adopted accounting pronouncements
Leases - In July 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-05, “Leases (Topic 842); Lessors - Certain Leases with Variable Lease Payments,” (“Update 2021-05”) which requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if another classification (i.e. sales-type or direct financing) would trigger a day-one loss. Update 2021-05 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. We adopted this update January 1, 2022 using a prospective method, with no material impact to our condensed consolidated financial statements.

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

Business Combinations - In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“Update 2021-08”). ASU No. 2021-08 requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 and provides practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities for the sale of nonfinancial assets within the scope of Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. The FASB issued the update to improve the accounting for acquired revenue contracts with customers in a business combination. Update 2021-08 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We will adopt Update 2021-08 in the period required and will apply it to any business combination completed subsequent to the adoption.

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

We also may receive lump-sum fees or similar compensation generally for the mobilization, demobilization, capital upgrades of our rigs. Our customers bear substantially all of the costs of constructing the well and supporting drilling operations, as well as the economic risk relative to the success of the well.

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

The amount estimated for variable consideration is only recognized as revenue to the extent that it is probable that a significant reversal will not occur during the contract term. We have applied the optional exemption afforded in ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," and have not disclosed the variable consideration related to our estimated future day rate revenues. The remaining duration of our drilling contracts based on those in place as of June 30, 2022 was between approximately 1 month and 3 years.

Contract Termination - VALARIS DS-11

In July 2021, a contract was awarded to VALARIS DS-11 for an eight-well deepwater project in the U.S. Gulf of Mexico that was expected to commence in mid-2024. The contract required the rig to be upgraded with 20,000 psi well-control equipment. In February 2022, the customer decided not to sanction and therefore withdrew from the project associated with this contract. In March 2022, the contract was novated to another customer, which was a partner on the project. No material changes to the contract resulted from the novation, including with respect to the termination provisions in the event the project did not receive final investment decision (FID). In June 2022, the customer terminated the contract awarded to VALARIS DS-11.

As a result of the contract termination, we received an early termination fee of $51.0 million which is included in revenues on our condensed consolidated statements of operations for the three and six months ended June 30, 2022. As of June 30, 2022, the $51.0 million termination fee was included in Accounts receivable, net on our Condensed Consolidated Balance Sheet and was subsequently collected in July 2022.

As of the date of the termination, we had incurred costs to upgrade the rig pursuant to the requirements of the contract. Costs incurred for capital upgrades specific to the customer requirements were considered to be impaired and as such, we recorded a pre-tax, non-cash loss on impairment in the second quarter of 2022 of $34.5 million. Additional costs were recorded for penalties and other costs incurred upon cancellation of equipment ordered. See "Note 5 - Property and Equipment" for additional information on the impairment.

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

Capital Upgrade / Contract Preparation Revenue

In connection with certain contracts, we receive lump-sum fees or similar compensation generally for requested capital upgrades to our drilling rigs or for other contract preparation work. Fees received for requested capital upgrades and other contract preparation work are recorded as a contract liability and amortized on a straight-line basis over the contract term to Operating revenues.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	June 30, 2022	December 31, 2021
Current contract assets	$0.5	$0.3
Noncurrent contract assets	$0.8	$—
Current contract liabilities (deferred revenue)	$63.5	$45.8
Noncurrent contract liabilities (deferred revenue)	$13.9	$10.8

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2021	$0.3	$56.6
Revenue recognized in advance of right to bill customer	4.4	—
Increase due to cash received	—	53.2
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(25.5)
Decrease due to amortization of deferred revenue added during the period	—	(6.9)
Decrease due to transfer to receivables during the period	(3.4)	—
Balance as of June 30, 2022	$1.3	$77.4

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Demobilization costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred. Deferred contract costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $73.7 million and $31.4 million as of June 30, 2022 and December 31, 2021, respectively. For the Successor, during the three and six months ended June 30, 2022 and two months ended June 30, 2021, amortization of such costs totaled $10.5 million, $22.2 million and $1.8 million, respectively. For the Predecessor, during the one month and four months ended April 30, 2021, amortization of such costs totaled $1.8 million and $7.6 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $10.5 million and $3.3 million as of June 30, 2022 and December 31, 2021, respectively. For the Successor, during the three and six months ended June 30, 2022 and two months ended June 30, 2021, amortization of such costs totaled $0.8 million, $1.1 million and $0.1 million, respectively. For the Predecessor, during the one month and four months ended April 30, 2021, amortization of such costs totaled $0.5 million and $3.1 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

Our contract liabilities and deferred costs are amortized on a straight-line basis over the contract term or corresponding certification period to Operating revenues and Contract drilling expense, respectively, with the exception of the contract liabilities related to our bareboat charter arrangements with ARO which would not be contractually payable until the end of the lease term or termination, if sooner. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements. The table below reflects the expected future amortization of our contract liabilities and deferred costs recorded as of June 30, 2022. In the case of our contract liabilities related to our bareboat charter arrangements with ARO, the contract liability is not amortized and as such, the amount is reflected in the table below at the end of the lease term.

	(In millions)
	Remaining 2022	2023	2024	Total
Amortization of contract liabilities	$46.9	$23.0	$7.5	$77.4
Amortization of deferred costs	$35.3	$40.9	$8.0	$84.2

Note 3 -Equity Method Investment in ARO

Background

ARO is a 50/50 unconsolidated joint venture between the Company and Saudi Aramco that owns and operates offshore drilling rigs in Saudi Arabia. As of June 30, 2022, ARO owns seven jackup rigs, has ordered two newbuild jackup rigs, and leases seven rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO. At June 30, 2022, each of the leased rigs were operating under three-year drilling contracts with Saudi Aramco. The seven rigs owned by ARO are currently operating under contracts with Saudi Aramco for an aggregate 15 years provided that the rigs meet the technical and operational requirements of Saudi Aramco.

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

Summarized financial information for ARO is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues	$116.4	$124.8	$227.7	$247.5
Operating expenses
Contract drilling (exclusive of depreciation)	82.1	92.7	166.3	179.0
Depreciation	15.4	14.6	31.9	30.7
General and administrative	3.2	4.3	8.4	7.3
Operating income	15.7	13.2	21.1	30.5
Other expense, net	3.3	3.1	6.6	7.6
Provision for income taxes	2.5	1.9	3.2	6.4
Net income	$9.9	$8.2	$11.3	$16.5

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$293.3	$270.8
Other current assets	106.3	135.0
Non-current assets	777.5	775.8
Total assets	$1,177.1	$1,181.6

Current liabilities	$63.7	$79.9
Non-current liabilities	958.7	956.7
Total liabilities	$1,022.4	$1,036.6

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

	Successor		Predecessor
	Three Months Ended June 30, 2022	Two Months Ended June 30, 2021	One Month Ended April 30, 2021
50% interest in ARO net income	$5.0	$2.3	$1.9
Amortization of basis differences	3.7	2.5	(0.7)
Equity in earnings of ARO	$8.7	$4.8	$1.2

	Successor		Predecessor
	Six Months Ended June 30, 2022	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021
50% interest in ARO net income	$5.7	$2.3	$6.0
Amortization of basis differences	7.3	2.5	(2.9)
Equity in earnings of ARO	$13.0	$4.8	$3.1

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements are as follows (in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2022	Two Months Ended June 30, 2021	One Month Ended April 30, 2021
Lease revenue	$14.6	$10.3	$5.1

	Successor		Predecessor
	Six Months Ended June 30, 2022	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021
Lease revenue	$28.8	$10.3	$21.7

Amounts receivable from ARO totaled $6.4 million and $12.1 million as of June 30, 2022 and December 31, 2021, respectively, and are included in Accounts receivable, net, on our Condensed Consolidated Balance Sheets.

We had $15.8 million and $37.1 million of Contract liabilities and Accounts payable, respectively, related to the Lease Agreements as of June 30, 2022. As of December 31, 2021, we had $10.8 million and $38.3 million of Contract liabilities and Accounts payable, respectively, related to the Lease Agreements. The per day bareboat charter amount in the Lease Agreements is subject to adjustment based on actual performance of the respective rig and as such Contract liabilities related to the Lease Agreements are subject to adjustment during the lease term. Upon completion of the lease term, such amount becomes a payable to or a receivable from ARO.

During 2017 and 2018, the Company contributed cash to ARO in exchange for ten-year shareholder notes receivable with interest based on a one-year LIBOR rate, set as of the end of the year prior to the year applicable, plus two percent. The notes receivable were adjusted to fair value as of the Effective Date by recording a discount to the principal amount of $442.7 million. The discount is being amortized using the effective interest method to interest income over the remaining terms of the notes. As of June 30, 2022 and December 31, 2021, the carrying amount of the long-term notes receivable from ARO was $264.5 million and $249.1 million, respectively. The agreement entered into by us and Saudi Aramco to create ARO prohibits the sale or transfer of the shareholder note to a third party, except in certain limited circumstances. During the three months ended June 30, 2022 (Successor), interest income totaled $10.7 million of which $7.7 million pertains to non-cash amortization of the discount on the shareholder notes. During the six months ended June 30, 2022 (Successor), interest income totaled $21.2 million of which $15.4 million pertains to non-cash amortization of the discount on the shareholder notes. For the Successor, during the two months ended June 30, 2021, interest income totaled $7.7 million of which $6.0 million pertains to non-cash amortization of the discount on the shareholder notes. For the Predecessor, the one month and four months ended April 30, 2021, interest income totaled $0.9 million and $3.5 million, respectively. As of June 30, 2022, our interest receivable from ARO was $5.8 million, which is included in Accounts receivable, net, on our Condensed Consolidated Balance Sheet. We collected our 2021 interest on our long-term notes receivable from ARO in cash prior to December 31, 2021 and as such there was no interest receivable from ARO as of December 31, 2021.

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

	June 30, 2022	December 31, 2021
Total assets	$377.2	$348.1
Less: total liabilities	52.9	49.1
Maximum exposure to loss	$324.3	$299.0

Note 4 -Fair Value Measurements

The carrying values and estimated fair values of our long-term debt instrument were as follows (in millions):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured first lien notes due 2028	$545.7	$534.6	$545.3	$575.7

The estimated fair value of the Senior Secured First Lien Notes (the "First Lien Notes") was determined using quoted market prices, which are level 1 inputs.

As of June 30, 2022, the estimated fair value of our notes receivable from ARO was $293.1 million and was estimated by using an income approach to value the forecasted cash flows attributed to the notes receivable using a discount rate based on comparable yield with a country-specific risk premium.

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of June 30, 2022 and December 31, 2021.

Note 5 -Property and Equipment

    Property and equipment consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Drilling rigs and equipment	$973.7	$886.9
Work-in-progress	30.5	35.6
Other	38.4	34.5
	$1,042.6	$957.0

Assets held-for-use

On a quarterly basis, we evaluate the carrying value of our property and equipment to identify events or changes in circumstances ("triggering events") that indicate the carrying value may not be recoverable. For rigs whose carrying values are determined not to be recoverable, we record an impairment for the difference between their fair values and carrying values.

Successor

In June 2022, the drilling contract previously awarded to VALARIS DS-11 was terminated. As of the date of termination, we had incurred costs to upgrade the rig pursuant to the requirements of the contract. Costs incurred related to these capital upgrades were included in work-in-progress and upon termination were determined to be impaired. We recorded a pre-tax, non-cash loss on impairment in the second quarter of 2022 of $34.5 million. See "Note 2 - Revenue from Contracts with Customers" for additional information regarding the termination.

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

On a quarterly basis, we assess whether any long-lived assets meets the criteria established for held-for-sale classification on our balance sheet. Assets classified as held-for-sale are recorded at fair value, less costs to sell. We measure the fair value of our assets held-for-sale by applying a market approach based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants or a negotiated sales price. We reassess the fair value of our held-for-sale assets on a quarterly basis and adjust the carrying value, as necessary. No assets were considered as held-for-sale on our Condensed Consolidated Balance Sheets as of June 30, 2022, or December 31, 2021.

Successor

In April 2022, VALARIS 113 and VALARIS 114 were sold resulting in a combined pre-tax gain on sale of $120.0 million, and in May 2022, VALARIS 36 was sold resulting in a pre-tax gain on sale of $8.5 million. Also in May 2022, we received additional proceeds of $7.0 million on our 2020 sale of VALARIS 68 resulting from post-sale conditions of that sale agreement. These incremental proceeds were recorded as a pre-tax gain on sale. Gains on sales are included in Other, net on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022.

VALARIS 67 was sold in March 2022, resulting in a pre-tax gain of $2.0 million, which is included in Other, net on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2022 (Successor).

Predecessor

VALARIS 101 was sold in April 2021, resulting in a pre-tax gain of $5.3 million, which is included in Other, net on the Condensed Consolidated Statements of Operations for the one month and four months ended April 30, 2021 (Predecessor).

Our Australia office building was sold in March 2021, resulting in an immaterial pre-tax gain, which is included in Other, net on the Condensed Consolidated Statements of Operations for the four months ended April 30, 2021 (Predecessor).

Note 6 -Pension and Other Post-retirement Benefits

    We have defined-benefit pension plans and retiree medical plans that provide post-retirement health and life insurance benefits.

    The components of net periodic pension and retiree medical cost were as follows (in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2022	Two Months Ended June 30, 2021	One Month Ended April 30, 2021
Interest cost	$5.6	$3.8	$1.6
Expected return on plan assets	(9.6)	(6.2)	(3.0)
Amortization of net gain	(0.1)	—	—
Net periodic pension and retiree medical income (1)	$(4.1)	$(2.4)	$(1.4)

	Successor		Predecessor
	Six Months Ended June 30, 2022	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021
Interest cost	$11.1	$3.8	$6.6
Expected return on plan assets	(19.1)	(6.2)	(12.1)
Amortization of net (gain) loss	(0.1)	—	0.1
Net periodic pension and retiree medical income (1)	$(8.1)	$(2.4)	$(5.4)

(1)Included in Other, net, in our Condensed Consolidated Statements of Operations.

In March 2021, the American Rescue Plan Act of 2021 ("ARPA-21") was passed. ARPA-21 provides funding relief for U.S. qualified pension plans which should lower pension contribution requirements over the next few years. During the six months ended June 30, 2022 (Successor), we contributed or directly paid $2.7 million to our pension and other post-retirement benefit plans. We currently expect to contribute or directly pay approximately $2.3 million to our pension and other post-retirement benefits plans for the remainder of 2022. These amounts represent the minimum contributions we are required to make under relevant statutes. We do not expect to make contributions in excess of the minimum required amounts.

Note 7 -Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Basic and diluted earnings per share ("EPS") for the Predecessor was calculated in accordance with the two-class method. Predecessor net loss attributable to Legacy Valaris used in our computations of basic and diluted EPS was adjusted to exclude net income allocated to non-vested shares granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and for the Successor includes the effect of all potentially dilutive stock equivalents, including warrants, restricted stock unit awards and performance stock unit awards and for the Predecessor would include the effect of all potentially dilutive stock options and excludes non-vested shares.

For the Successor, during the three and six months ended June 30, 2022, income from continuing operations attributable to our shares was $111.6 million and $73.0 million, respectively.

For the Successor, during the two months ended June 30, 2021, loss from continuing operations attributable to our shares was $6.2 million.

For the Predecessor, during the one month and four months ended April 30, 2021, loss from continuing operations attributable to Legacy Valaris and Legacy Valaris shares was $3.6 billion and $4.5 billion, respectively. No amounts were allocated to non-vested share awards in these periods given that losses are not allocated to non-vested share awards.

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three and six months ended June 30, 2022 (Successor), two months ended June 30, 2021 (Successor), and one and four months ended April 30, 2021 (Predecessor) (in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2022	Two Months Ended June 30, 2021	One Month Ended April 30, 2021
Weighted average shares outstanding:
Basic	75.0	75.0	199.7
Effect of stock equivalents	0.6	—	—
Diluted	75.6	75.0	199.7

	Successor		Predecessor
	Six Months Ended June 30, 2022	Two Months Ended June 30, 2021	Four Month Ended April 30, 2021
Weighted average shares outstanding:
Basic	75.0	75.0	199.6
Effect of stock equivalents	0.5	—	—
Diluted	75.5	75.0	199.6

Anti-dilutive share awards totaling 13,000 and 6,000 were excluded from the computation of diluted EPS for the three and six months ended June 30, 2022, respectively.

Due to the net loss position of the Successor during the two months ended June 30, 2021, our potentially dilutive instruments were not included in the computation of diluted EPS as the effect of including these shares in the calculation would have been anti-dilutive. For the Successor, during the two months ended June 30, 2021, there were 29,000 anti-dilutive shares.

Due to the net loss position of the Predecessor, during the one month and four months ended April 30, 2021, our potentially dilutive instruments were not included in the computation of diluted EPS as the effect of including these shares in the calculation would have been anti-dilutive. For the Predecessor, during the one month and four months ended April 30, 2021, anti-dilutive share awards totaling 300,000 were excluded from the computation of diluted EPS.

We have 5,470,971 warrants outstanding (the "Warrants") as of June 30, 2022 to purchase common shares of Valaris Limited which are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant, in each case as may be adjusted from time to time pursuant to the applicable warrant agreement. The Warrants are exercisable for a period of seven years and will expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders. These warrants are anti-dilutive for all periods presented for the Successor.

Note 8 -Debt

First Lien Notes Indenture

On the Effective Date, in accordance with the plan of reorganization and Backstop Commitment Agreement, dated August 18, 2020 (as amended, the "BCA"), the Company consummated the rights offering of the First Lien Notes and associated common shares in an aggregate principal amount of $550.0 million.

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

At any time prior to April 30, 2023, the Company may redeem up to 35% of the aggregate principal amount of the First Lien Notes at a redemption price of 104% up to the net cash proceeds received by the Company from equity offerings provided that at least 65% of the aggregate principal amount of the First Lien Notes remains outstanding and provided that the redemption occurs within 120 days after such equity offering of the Company. At any time prior to April 30, 2023, the Company may redeem the First Lien Notes at a redemption price of 104% plus a “make-whole” premium. On or after April 30, 2023, the Company may redeem all or part of the First Lien Notes at fixed redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may also redeem the First Lien Notes, in whole or in part, at any time and from time to time on or after April 30, 2026 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Notwithstanding the foregoing, if a Change of Control (as defined in the Indenture, with certain exclusions as provided therein) occurs, the Company will be required to make an offer to repurchase all or any part of each note holder’s notes at a purchase price equal to 101% of the aggregate principal amount of First Lien Notes repurchased, plus accrued and unpaid interest to, but excluding, the applicable date.

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

Note 9 -Shareholders' Equity

    Activity in our various shareholders' equity accounts for the three and six months ended June 30, 2022 (Successor), the two months ended June 30, 2021 (Successor), and the one month and four months ended April 30, 2021 (Predecessor) were as follows (in millions):

	Shares	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings (Deficit)	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2021 (Successor)	75.0	$0.8	$1,083.0	$16.4	$(33.0)	$(9.1)	$—	$2.7
Net loss	—	—	—	—	(38.6)	—	—	(1.2)
Share-based compensation cost	—	—	3.4	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(0.3)	—	—
BALANCE, March 31, 2022 (Successor)	75.0	$0.8	$1,086.4	$16.4	$(71.6)	$(9.4)	$—	$1.5
Net income	—	—	—	—	111.6	—	—	1.2
Net reclassification adjustment for amounts recognized in net income as a component of net periodic benefit	—	—	—	—	—	(0.1)	—	—
Share-based compensation cost	—	—	3.5	—	—	—	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	—	—	—	—	(0.2)	—
Net other comprehensive income	—	—	—	—	—	0.3	—	—
BALANCE, June 30, 2022 (Successor)	75.0	$0.8	$1,089.9	$16.4	$40.0	$(9.2)	$(0.2)	$2.7

	Shares	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings (Deficit)	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2020 (Predecessor)	206.1	$82.6	$8,639.9	$—	$(4,183.8)	$(87.9)	$(76.2)	$(4.3)
Net loss	—	—	—	—	(910.0)	—	—	2.4
Shares issued under share-based compensation plans, net	—	—	(0.2)	—	—	—	0.2	—
Net reclassification adjustment for amounts recognized in net loss as a component of net periodic benefit	—	—	—	—	—	0.1	—	—
Share-based compensation cost	—	—	3.8	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(5.4)	—	—
BALANCE, March 31, 2021 (Predecessor)	206.1	$82.6	$8,643.5	$—	$(5,093.8)	$(93.2)	$(76.0)	$(1.9)
Net loss	—	—	—	—	(3,557.0)	—	—	0.8
Shares issued under share-based compensation plans, net	—	—	(0.5)	—	—	—	0.5	—
Share-based compensation cost	—	—	1.0	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(0.2)	—	—
Cancellation of Predecessor equity	(206.1)	(82.6)	(8,644.0)	—	8,650.8	93.4	75.5	—
Issuance of Successor Common Shares and Warrants	75.0	0.8	1,078.7	16.4	—	—	—	—
BALANCE, April 30, 2021 (Predecessor)	75.0	$0.8	$1,078.7	$16.4	$—	$—	$—	$(1.1)

BALANCE, May 1, 2021 (Successor)	75.0	$0.8	$1,078.7	$16.4	$—	$—	$—	$(1.1)
Net loss	—	—	—	—	(6.2)	—	—	2.1
Net other comprehensive loss	—	—	—	—	—	(0.2)	—	—
BALANCE, June 30, 2021 (Successor)	75.0	$0.8	$1,078.7	$16.4	$(6.2)	$(0.2)	$—	$1.0

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

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three and six months ended June 30, 2022 (Successor), the two months ended June 30, 2021 (Successor), and the one month and four months ended April 30, 2021 (Predecessor). We used a discrete effective tax rate method to calculate income taxes for the three and six months ended June 30, 2022 (Successor), the two months ended June 30, 2021 (Successor), and the one month and four months ended April 30, 2021 (Predecessor). We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax expense for the three months ended June 30, 2022 (Successor) was $6.2 million and was primarily attributable to income associated with a contract termination. Discrete income tax benefit for the six months ended June 30, 2022 (Successor) was $8.3 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, partially offset by discrete tax expense attributable to income associated with a contract termination. Excluding the aforementioned discrete tax items, income tax expense for the three and six months ended June 30, 2022 (Successor) was $14.0 million and $27.8 million, respectively.

Discrete income tax expense for the two months ended June 30, 2021 (Successor) was $5.6 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters. Discrete income tax benefit for the one month ended April 30, 2021 (Predecessor) was $18.1 million and was primarily attributable to fresh start accounting adjustments. Discrete income tax expense for the four months ended April 30, 2021 (Predecessor) was $2.2 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters offset by discrete tax benefit related to fresh start accounting adjustments. Excluding the aforementioned discrete tax items, income tax expense for the two months ended June 30, 2021 (Successor), and the one month and four months ended April 30, 2021 (Predecessor) was $9.5 million, $2.6 million and $14.0 million, respectively.

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

Letters of Credit

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of June 30, 2022 (Successor) totaled $136.2 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of June 30, 2022 (Successor), we had collateral deposits in the amount of $20.6 million with respect to these agreements.

Other Matters

In addition to the foregoing, we are named defendants or parties in certain other lawsuits, claims or proceedings incidental to our business and are involved from time to time as parties to governmental investigations or proceedings, including matters related to taxation, arising in the ordinary course of business. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows. We have increased our accrual with respect to certain matters as of June 30, 2022 by approximately $25.0 million to reflect a change in the projected value of these claims against us.

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

Our onshore support costs included within Contract drilling expenses are not allocated to our operating segments for purposes of measuring segment operating income (loss) and as such, those costs are included in “Reconciling Items.” Further, General and administrative expense and Depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income (loss) and are included in "Reconciling Items." We measure segment assets as Property and equipment, net.

The full operating results included below for ARO are not included within our consolidated results and thus deducted under "Reconciling Items" and replaced with our equity in earnings of ARO. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

Segment information for the three and six months ended June 30, 2022 (Successor), the two months ended June 30, 2021 (Successor), and the one month and four months ended April 30, 2021 (Predecessor), respectively, are presented below (in millions).

Three Months Ended June 30, 2022 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$188.1	$185.8	$116.4	$39.4	$(116.4)	$413.3
Operating expenses
Contract drilling (exclusive of depreciation)	165.3	142.2	82.1	24.7	(52.5)	361.8
Loss on impairment	34.5	—	—	—	—	34.5
Depreciation	12.3	8.7	15.4	1.3	(15.4)	22.3
General and administrative	—	—	3.2	—	15.8	19.0
Equity in earnings of ARO	—	—	—	—	8.7	8.7
Operating income (loss)	$(24.0)	$34.9	$15.7	$13.4	$(55.6)	$(15.6)
Property and equipment, net	$462.9	$384.8	$733.4	$50.4	$(699.8)	$931.7

Six Months Ended June 30, 2022 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$287.8	$366.5	$227.7	$77.4	$(227.7)	$731.7
Operating expenses
Contract drilling (exclusive of depreciation)	312.9	281.4	166.3	40.2	(107.7)	693.1
Loss on impairment	34.5	—	—	—	—	34.5
Depreciation	24.5	17.8	31.9	2.2	(31.6)	44.8
General and administrative	—	—	8.4	—	29.4	37.8
Equity in earnings of ARO	—	—	—	—	13.0	13.0
Operating income (loss)	$(84.1)	$67.3	$21.1	$35.0	$(104.8)	$(65.5)
Property and equipment, net	$462.9	$384.8	$733.4	$50.4	$(699.8)	$931.7

Two Months Ended June 30, 2021 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$49.7	$128.5	$84.0	$24.6	$(84.0)	$202.8
Operating expenses
Contract drilling (exclusive of depreciation)	45.3	95.4	62.9	9.2	(44.2)	168.6
Depreciation	7.9	7.8	9.7	0.8	(9.6)	16.6
General and administrative	—	—	3.1	—	9.6	12.7
Equity in earnings of ARO	—	—	—	—	4.8	4.8
Operating income (loss)	$(3.5)	$25.3	$8.3	$14.6	$(35.0)	$9.7
Property and equipment, net	$413.8	$396.2	$730.0	$49.8	$(692.0)	$897.8

One Month Ended April 30, 2021 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$18.4	$59.8	$40.8	$12.1	$(40.8)	$90.3
Operating expenses
Contract drilling (exclusive of depreciation)	21.4	53.8	29.8	4.7	(19.5)	90.2
Depreciation	15.9	17.3	4.9	3.5	(4.1)	37.5
General and administrative	—	—	1.2	—	5.2	6.4
Equity in earnings of ARO	—	—	—	—	1.2	1.2
Operating income (loss)	$(18.9)	$(11.3)	$4.9	$3.9	$(21.2)	$(42.6)
Property and equipment, net	$419.3	$401.4	$730.7	$50.5	$(692.8)	$909.1

Four Months Ended April 30, 2021 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$115.7	$232.4	163.5	$49.3	$(163.5)	$397.4
Operating expenses
Contract drilling (exclusive of depreciation)	106.5	175.0	116.1	19.9	(73.7)	343.8
Loss on impairment	756.5	—	—	—	—	756.5
Depreciation	72.1	69.7	21.0	14.8	(18.0)	159.6
General and administrative	—	—	4.2	—	26.5	30.7
Equity in earnings of ARO	—	—	—	—	3.1	3.1
Operating income (loss)	$(819.4)	$(12.3)	$22.2	$14.6	$(95.2)	$(890.1)
Property and equipment, net	$419.3	$401.4	$730.7	$50.5	$(692.8)	$909.1

Information about Geographic Areas

    As of June 30, 2022, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
North & South America	7	6	—	13	—
Europe & the Mediterranean	4	12	—	16	—
Middle East & Africa	3	7	7	17	7
Asia & Pacific Rim	2	4	—	6	—
Total	16	29	7	52	7

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

Note 13 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Trade	$391.2	$296.8
Income tax receivable	146.9	151.1
Other	23.2	12.7
	561.3	460.6
Allowance for doubtful accounts	(16.7)	(16.4)
	$544.6	$444.2

Other current assets consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Deferred costs	$57.9	$26.9
Prepaid taxes	47.4	44.4
Prepaid expenses	27.1	23.1
Other	26.6	23.4
	$159.0	$117.8

Other assets consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Tax receivables	$63.0	$64.8
Deferred tax assets	52.2	59.7
Right-of-use assets	23.0	20.5
Other	45.9	31.0
	$184.1	$176.0

Accrued liabilities and other consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Deferred revenue	$63.5	$45.8
Income and other taxes payable	55.1	45.7
Personnel costs	53.2	47.3
Accrued claims	41.2	17.3
Lease liabilities	8.5	10.0
Accrued interest	7.6	7.6
Other	31.0	22.5
	$260.1	$196.2

Other liabilities consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Unrecognized tax benefits (inclusive of interest and penalties)	$274.2	$320.2
Pension and other post-retirement benefits	194.5	204.0
Other	58.9	56.9
	$527.6	$581.1

Accumulated other comprehensive income (loss) consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Pension and other post-retirement benefits	$(9.2)	$(9.1)

Condensed Consolidated Statements of Operations Information

Other, net consisted of the following (in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2022	Two Months Ended June 30, 2021	One Month Ended April 30, 2021
Net gain (loss) on sale of property	$135.1	$(0.1)	$4.6
Net foreign currency exchange gains (losses)	10.7	3.1	(3.2)
Net periodic pension income	4.1	2.4	1.4
Other income (expense)	(0.2)	0.2	0.6
	$149.7	$5.6	$3.4

	Successor		Predecessor
	Six Months Ended June 30, 2022	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021
Net gain (loss) on sale of property	$137.6	$(0.1)	$6.0
Net foreign currency exchange gains	15.4	3.1	13.4
Net periodic pension income	8.1	2.4	5.4
Other income (expense)	(0.4)	0.2	1.1
	$160.7	$5.6	$25.9

Condensed Consolidated Statement of Cash Flows Information

Our restricted cash of $23.8 million and $35.9 million at June 30, 2022 and December 31, 2021, respectively, consists primarily of $20.6 million and $31.1 million of collateral on letters of credit for each respective period. See "Note 11 - Contingencies" for more information regarding our letters of credit.

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

Consolidated revenues with customers that individually contributed 10% or more of revenue were as follows:

	Successor		Predecessor
	Three Months Ended June 30, 2022	Two Months Ended June 30, 2021	One Month Ended April 30, 2021
Equinor ASA ("Equinor")(1)	17%	6%	7%
BP plc ("BP")(2)	13%	9%	11%
Other	70%	85%	82%
	100%	100%	100%

	Successor		Predecessor
	Six Months Ended June 30, 2022	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021
Equinor(1)	12%	6%	6%
BP(2)	14%	9%	14%
Other	74%	85%	80%
	100%	100%	100%
(1)During the three months ended June 30, 2022 (Successor), 72% of the revenues provided by Equinor were attributable to our Floaters segment and 28% of the revenues were attributable to our Jackups segment.

During the six months ended June 30, 2022 (Successor), 57% of the revenues provided by Equinor were attributable to our Floaters segment and 43% of the revenues were attributable to our Jackups segment.

During the two months ended June 30, 2021 (Successor) and one month and four months ended April 30, 2021 (Predecessor), 100% of the revenues provided by Equinor were attributable to our Jackups segment.

(2)During the three months ended June 30, 2022 (Successor), 35% of the revenues provided by BP were attributable to our Floaters segment, 19% of the revenues were attributable to our Jackups segment and the remaining were attributable to our managed rigs.

During the six months ended June 30, 2022 (Successor), 39% of the revenues provided by BP were attributable to our Floaters segment, 16% of the revenues were attributable to our Jackups segment and the remaining were attributable to our managed rigs.

During the two months ended June 30, 2021 (Successor), 25% of the revenues provided by BP were attributable to our Jackups segment, and the remaining were attributable to our managed rigs. During the one month and four months ended April 30, 2021 (Predecessor), 7% and 37%, respectively, of the revenues provided by BP were attributable to our Floaters segment, 28% and 17%, respectively, of the revenues were attributable to our Jackups segment, and the remaining were attributable to our managed rigs.

For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues for locations that individually had 10% or more of revenue are as follows (in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2022	Two Months Ended June 30, 2021	One Month Ended April 30, 2021
U.S. Gulf of Mexico(1)	$125.8	$30.9	$17.6
United Kingdom(2)	63.1	41.1	19.6
Saudi Arabia(3)	35.1	25.2	12.0
Norway(2)	28.1	40.5	19.3
Mexico(4)	20.6	18.9	6.1
Other	140.6	46.2	15.7
	$413.3	$202.8	$90.3

	Successor		Predecessor
	Six Months Ended June 30, 2022	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021
U.S. Gulf of Mexico(1)	$176.4	$30.9	$74.4
United Kingdom(2)	128.7	41.1	75.7
Saudi Arabia(3)	73.2	25.2	53.6
Norway(2)	52.4	40.5	73.3
Mexico(4)	42.7	18.9	44.3
Other	258.3	46.2	76.1
	$731.7	$202.8	$397.4

(1)During the three months ended June 30, 2022 (Successor), 77% and 4% of the revenues earned in U.S. Gulf of Mexico were attributable to our Floaters segment and Jackups segment, respectively. The remaining revenues were attributable to our managed rigs.

During the six months ended June 30, 2022 (Successor), 66% and 7% of the revenues earned in U.S. Gulf of Mexico were attributable to our Floaters segment and Jackups segment, respectively. The remaining revenues were primarily attributable to our managed rigs.

During the two months ended June 30, 2021 (Successor), 56% of the revenues earned in U.S. Gulf of Mexico were attributable to our Floaters segment. During the one month and four months ended April 30, 2021 (Predecessor), 62% and 64%, respectively, of the revenues earned in U.S. Gulf of Mexico were attributable to our Floaters segment. The remaining revenues were attributable to our managed rigs.

(2)During the three and six months ended June 30, 2022 (Successor), two months ended June 30, 2021 (Successor) and one month and four months ended April 30, 2021 (Predecessor), revenues earned in the United Kingdom and Norway were attributable to our Jackups segment.

(3)During the three and six months ended June 30, 2022 (Successor), 57% and 59%, respectively, of the revenues earned in Saudi Arabia were attributable to our Jackups segment. The remaining revenues were attributable to our Other segment and relates primarily to our rigs leased to ARO.

During the two months ended June 30, 2021 (Successor), 57% of the revenues earned in Saudi Arabia were attributable to our Jackups segment. During the one month and four months ended April 30, 2021 (Predecessor), 55% and 57%, respectively, of the revenues earned in Saudi Arabia were attributable to our Jackups segment.

(4)During the three and six months ended June 30, 2022 (Successor), 84% and 89%, respectively, of the revenues earned in Mexico were attributable to our Jackups segment, and the remaining revenues were attributable to our Floaters segment.

During the two months ended June 30, 2021 (Successor), 41% and 59% of the revenues earned in Mexico were attributable to our Floaters segment and Jackups segment, respectively. During the one month and four months ended April 30, 2021 (Predecessor), 4% and 49%, respectively, of the revenues earned in Mexico were attributable to our Floaters segment, and 96% and 51%, respectively, of the revenues earned in Mexico were attributable to our Jackups segment.

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

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. We own the world's largest offshore drilling rig fleet, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet. We currently own 52 rigs, including 11 drillships, four dynamically positioned semisubmersible rigs, one moored semisubmersible rig, 36 jackup rigs and a 50% equity interest in ARO, our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional seven rigs. Additionally, we have options to purchase two recently constructed drillships on or before December 31, 2023.

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

In 2022, Brent crude oil prices have increased dramatically and become increasingly volatile, in large part due to Russia’s invasion of Ukraine, which led to sanctions being placed on Russia, including its ability to export crude oil and other petroleum products. The anticipated impact on supply drove Brent crude oil prices above $130 per barrel in early March. As of June 30, 2022, the spot Brent crude price had declined to approximately $120 per barrel. Brent crude prices continued to decline in July and volatility remains high.

While the spot market for crude oil is indicative of current market conditions, for larger offshore projects, our customers are more focused on medium-term and long-term commodity prices when making investment decisions. These forward prices have also reached levels that are constructive for offshore projects.

The full impact that the pandemic and the volatility of oil prices will have on our results of operations, financial condition, liquidity and cash flows is uncertain due to numerous factors, including the duration and severity of the pandemic, the continued effectiveness of vaccines, the general resumption of global economic activity along with the injection of substantial government monetary and fiscal stimulus, Russia's invasion of Ukraine, inflation and the sustainability of the improvements in oil prices and demand in the face of market volatility.

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

The near-term outlook for the offshore drilling industry has improved since the beginning of 2021, as evidenced by improving global utilization and increasing day rates for offshore drilling rigs, most notably for drillships. However, heightened geopolitical tensions have increased volatility, inflation is increasing costs of operations and the global recovery from the COVID-19 pandemic remains uncertain. More recently, the combination of global inflation and a tightening of monetary policy has led to increasing fears of a global economic recession that may have a negative impact on demand for hydrocarbons. As a result, there is still uncertainty around the sustainability of the improvement in oil prices and the recovery in demand for, and profitability of, offshore drilling services.

Backlog

Our backlog was $2.3 billion and $2.4 billion as of July 28, 2022 and February 21, 2022, respectively. The decline in backlog is attributable to the termination of the VALARIS DS-11 contract and revenues realized partially offset by recent contract awards and contract extensions. Our backlog excludes ARO's backlog but includes backlog of $144.1 million and $134.3 million, respectively, from our rigs leased to ARO at the contractual rates. Contract rates with ARO are subject to adjustment resulting from the shareholder agreement governing the joint venture. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

Our backlog as of February 21, 2022 included approximately $428 million attributable to a contract awarded to VALARIS DS-11 for an eight-well deepwater project in the U.S. Gulf of Mexico that was expected to commence in mid-2024. In February 2022, the customer decided not to sanction and therefore withdrew from the project associated with this contract. In March 2022, the contract was novated to another customer, which was a partner on the project. No material changes to the contract resulted from the novation, including with respect to the termination provisions in the event the project did not receive final investment decision (FID). In June 2022, the customer terminated the contract awarded to VALARIS DS-11.

As a result of the contract termination, we received an early termination fee of $51.0 million which is included in revenues on our condensed consolidated statements of operations for the three and six months ended June 30, 2022. As of June 30, 2022, the $51.0 million termination fee was included in Accounts receivable, net on our Condensed Consolidated Balance Sheet and was subsequently collected in July 2022. As of the date of the termination, we had incurred costs to upgrade the rig pursuant to the requirements of the contract. Costs incurred for capital upgrades specific to the customer requirements were considered to be impaired and as such, we recorded a pre-tax, non-cash loss on impairment in the second quarter of 2022 of $34.5 million. Additional costs were recorded for penalties and other costs incurred upon cancellation of equipment ordered. See "Note 2 - Revenue from Contracts with Customers" and "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

ARO backlog was $1.5 billion as of both July 28, 2022 and February 21, 2022, inclusive of backlog on both ARO owned rigs and rigs leased from us, as recent contract awards were offset by revenues realized. As a 50/50 unconsolidated joint venture, when ARO realizes revenue from its backlog, 50% of the earnings thereon would be reflected in our results in equity in earnings of ARO in our Condensed Consolidated Statement of Operations. The earnings from ARO backlog with respect to rigs leased from us will be net of, among other things, payments to us under bareboat charters for those rigs.

BUSINESS ENVIRONMENT

Floaters

Starting in 2021, the more constructive oil price environment has led to an improvement in contracting and tendering activity. Average benign floater rig years awarded per quarter since the beginning of 2021 are more than double the amount awarded per quarter in 2020. This increase in activity is particularly evident for drillships with several multi-year contracts awarded and a meaningful improvement in day rates for this class of assets. As a result, we have recently completed the reactivation of three drillships and one semisubmersible for long-term contracts and were recently awarded an additional long-term contract for one of our stacked drillships that is expected to commence in mid-2023.

While we expect the improved oil price environment to continue to support deepwater investments, heightened geopolitical tensions, including Russia's invasion of Ukraine, have increased volatility, the global recovery from the COVID-19 pandemic remains uncertain and there are increasing fears of a global economic recession that may have a negative impact on demand for hydrocarbons. As a result, there is still uncertainty around the sustainability of the improvement in oil prices and the recovery in demand for offshore drilling services.

Our backlog for our floater segment was $1.4 billion and $1.7 billion as of July 28, 2022 and February 21, 2022, respectively. The decline in backlog is attributable to the termination of the VALARIS DS-11 contract, which represented approximately $428.0 million of backlog, and revenues realized, partially offset by recent contract awards and contract extensions.

Utilization for our floaters was 31% during the second quarter of 2022 compared to 25% in the first quarter of 2022. Average day rates were approximately $213,000 during the second quarter of 2022 compared to approximately $197,000 in the first quarter of 2022. The increase in average day rate and utilization is primarily due to rigs that were being reactivated or undergoing special periodic survey in the first quarter and commenced drilling operations in the second quarter.
Globally, there are 22 newbuild drillships and benign environment semisubmersible rigs reported to be under construction, of which six are scheduled to be delivered before the end of 2022. Most newbuild floaters are uncontracted.
Drilling contractors have retired 136 benign environment floaters since the beginning of 2014. Nine benign environment floaters older than 20 years of age are currently idle, four additional benign environment floaters older than 20 years have contracts that will expire within six months without follow-on work, and there are a further 14 benign environment floaters that have been stacked for more than three years. Operating costs associated with keeping these rigs idle as well as expenditures required to re-certify some of these rigs may prove cost prohibitive. Drilling contractors may elect to scrap or cold stack a portion of these rigs.

A sustained constructive oil price environment and continued improvement in demand for offshore projects or further rationalization of drilling rig supply are necessary to maintain the improving floater utilization and day rate trajectory.

Jackups

Jackup demand is anticipated to increase meaningfully over the next couple of years as operators are expected to increase production to benefit from high commodity prices. We have seen a notable increase in jackup activity since the beginning of the year, primarily driven by demand from the Middle East, with rig years awarded in the first half of 2022 more than 30% higher as compared to the first half of 2021.

Our backlog for our jackup segment was $641.9 million and $643.0 million as of July 28, 2022 and February 21, 2022, respectively, as revenues realized were replaced by recent contract awards and contract extensions.

Utilization for our jackups was 67% during the second quarter of 2022 compared to 63% in the first quarter of 2022 primarily due to the retirement of certain idle rigs. Average day rates were approximately $94,000 during the second quarter of 2022 compared to approximately $89,000 in the first quarter of 2022. The increase in average day rates was primarily due to commencement of new contracts for certain rigs at higher rates.

Globally, there are 27 newbuild jackup rigs reported to be under construction, of which seven are contracted. There are eight jackups scheduled to be delivered before the end of 2022, of which five are contracted.

Drilling contractors have retired 163 jackups since the beginning of 2014. There are 65 jackups older than 30 years currently idle, 30 jackups that are 30 years or older have contracts expiring within the next six months without follow-on work, and there are a further 16 jackups that have been stacked for more than three years. Expenditures required to re-certify some of these rigs may prove cost prohibitive and drilling contractors may instead elect to scrap or cold stack a portion of these rigs.

A sustained constructive oil price environment and continued improvement in demand for offshore projects or further rationalization of drilling rig supply are necessary to maintain the improving jackup utilization and day rate trajectory.

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

In April 2022, VALARIS 113 and VALARIS 114 were sold resulting in a combined pre-tax gain on sale of $120.0 million and in May 2022, VALARIS 36 was sold resulting in a pre-tax gain on sale of $8.5 million. Also in May 2022, we received additional proceeds of $7.0 million on our 2020 sale of VALARIS 68 resulting from post-sale conditions of that sale agreement. These incremental proceeds were recorded as a pre-tax gain on sale. Gains on sales are included in Other, net on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 (Successor).

RESULTS OF OPERATIONS

The following table summarizes our Condensed Consolidated Results of Operations for the three months ended June 30, 2022 (Successor) (the "current quarter"), three months ended March 31, 2022 (Successor) (the "preceding quarter"), six months ended June 30, 2022 (Successor), two months ended June 30, 2021 (Successor) and four months ended April 30, 2021 (Predecessor), and the combined Successor and Predecessor results for the six months ended June 30, 2021 (Non-GAAP) (in millions):

	Successor
	Three Months Ended June 30, 2022	Three Months Ended March 31, 2022
Revenues	$413.3	$318.4
Operating expenses
Contract drilling (exclusive of depreciation)	361.8	331.3
Loss on impairment	34.5	—
Depreciation	22.3	22.5
General and administrative	19.0	18.8
Total operating expenses	437.6	372.6
Equity in earnings of ARO	8.7	4.3
Operating loss	(15.6)	(49.9)
Other income, net	148.6	9.4
Provision (benefit) for income taxes	20.2	(0.7)
Net income (loss)	112.8	(39.8)
Net (income) loss attributable to noncontrolling interests	(1.2)	1.2
Net income (loss) attributable to Valaris	$111.6	$(38.6)

	Successor	Successor	Predecessor	Combined (Non-GAAP)(1)
	Six Months Ended June 30, 2022	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021	Six Months Ended June 30, 2021
Revenues	$731.7	$202.8	$397.4	$600.2
Operating expenses
Contract drilling (exclusive of depreciation)	693.1	168.6	343.8	512.4
Loss on impairment	34.5	—	756.5	756.5
Depreciation	44.8	16.6	159.6	176.2
General and administrative	37.8	12.7	30.7	43.4
Total operating expenses	810.2	197.9	1,290.6	1,488.5
Equity in earnings of ARO	13.0	4.8	3.1	7.9
Operating income (loss)	(65.5)	9.7	(890.1)	(880.4)
Other income (expense), net	158.0	1.3	(3,557.5)	(3,556.2)
Provision for income taxes	19.5	15.1	16.2	31.3
Net income (loss)	73.0	(4.1)	(4,463.8)	(4,467.9)
Net income attributable to noncontrolling interests	—	(2.1)	(3.2)	(5.3)
Net income (loss) attributable to Valaris	$73.0	$(6.2)	$(4,467.0)	$(4,473.2)
(1) We believe that the discussion of our results of operations for the two months ended June 30, 2021 combined with the four-month period ended April 30, 2021 provide more meaningful comparisons to the comparable periods in 2022 and are more useful in understanding operational trends. These combined results do not comply with GAAP and have not been prepared as pro forma results under applicable SEC rules.

Overview

Revenue increased $94.9 million, or 30%, for the current quarter as compared to the preceding quarter, primarily due to a $51.0 million fee related to the termination of the VALARIS DS-11 contract, as well as $29.8 million from increased operating days across the fleet.

Revenues increased $131.5 million, or 22%, for the six months ended June 30, 2022 (Successor) as compared to the combined Successor and Predecessor prior year period, primarily due to $79.3 million from increased operating days across the fleet, a $51.0 million fee related to the termination of the VALARIS DS-11 contract and $20.7 million from higher customer reimbursable revenue. This increase was partially offset by an $19.8 million decrease in revenue from rigs operating at lower day rates.

Contract drilling expense increased $30.5 million, or 9%, for the current quarter as compared to the preceding quarter, primarily due to a $27.7 million increase in costs attributable to rigs stacked or idle in the preceding quarter, a $25.9 million increase in the costs for certain claims and a $6.8 million increase in repair costs for a certain rig. This increase is partially offset by $37.2 million decrease in reactivation costs compared to the preceding quarter.

Contract drilling expense increased $180.7 million, or 35%, for the six months ended June 30, 2022 (Successor) as compared to the combined Successor and Predecessor prior year period, primarily due to a $70.5 million increase in costs attributable to rigs stacked or idle in the prior year, a $50.6 million increase in reactivation costs, a $30.6 million increase in the costs for certain claims and a $26.6 million increase in reimbursable costs.

During the three and six months ended June 30, 2022 (Successor), we recorded non-cash losses on impairment totaling $34.5 million, with respect to customer-specific capital upgrades for VALARIS DS-11 made pursuant to the terms of the drilling contract that was terminated during the second quarter of 2022. During the four months ended April 30, 2021 (Predecessor), we recorded non-cash losses on impairment totaling $756.5 million, with respect to certain assets in our fleet. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

Depreciation expense decreased $131.4 million, or 75%, for the six months ended June 30, 2022 (Successor) as compared to the combined Successor and Predecessor prior year period, primarily as a result of the reduction in values of property and equipment from the application of fresh start accounting on the Effective Date.

General and administrative expenses decreased by $5.6 million, or 13%, for the six months ended June 30, 2022 (Successor) as compared to the combined Successor and Predecessor prior year period, primarily due to the change in incentive compensation structure following the Effective Date.

Other income, net, increased $139.2 million for the current quarter as compared to the preceding quarter. Gains of $135.5 million were recognized during the current quarter due to the sale of VALARIS 113, VALARIS 114 and VALARIS 36 as well as additional proceeds received in the current quarter on the sale of a rig in a prior year as a result of post-sale conditions of that sale agreement.

Other income (expense), net, changed from an expense of $3.6 billion in the combined Successor and Predecessor prior year period to income of $158.0 million for the six months ended June 30, 2022 (Successor). We recorded $3.6 billion of reorganization costs incurred directly related to the Chapter 11 Cases in the prior year period and in the current year, we recognized a $137.6 million gain on sale of property.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our and ARO's offshore drilling rigs as of the following dates:

	June 30, 2022	March 31, 2022	June 30, 2021
Floaters	16	16	16
Jackups(1)	29	31	34
Other(2)	7	8	9
Held-for-sale(3)	—	—	1
Total Valaris	52	55	60
ARO(4)	7	7	7

(1)During the fourth quarter of 2021, we sold VALARIS 142. During the first quarter of 2022, we sold VALARIS 67 and leased VALARIS 140 to ARO. During the second quarter of 2022, we sold VALARIS 113 and VALARIS 114.
(2)This represents the jackup rigs leased to ARO through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. Rigs leased to ARO operate under three-year contracts with Saudi Aramco. During the fourth quarter of 2021, we sold VALARIS 22 and VALARIS 37, which were previously leased to ARO. During the first quarter of 2022, VALARIS 140 was leased to ARO. During the second quarter of 2022, we sold VALARIS 36, which was previously leased to ARO.
(3)During the third quarter of 2021, we sold VALARIS 100 which was classified as held-for-sale as of June 30, 2021.
(4)This represents the seven jackup rigs owned by ARO which are operating under long-term contracts with Saudi Aramco.

We provide management services in the U.S. Gulf of Mexico on two rigs owned by a third-party that are not included in the table above.

We are a party to contracts whereby we have the option to take delivery of two recently constructed drillships that are not included in the table above.

Additionally, ARO has ordered two jackups which are under construction in the Middle East that are not included in the table above. These newbuild rigs are expected to be delivered in the first or second quarter of 2023.

The following table summarizes our and ARO's rig utilization and average day rates by reportable segment:

	Three Months Ended June 30, 2022	Three Months Ended March 31, 2022	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Rig Utilization(1)
Floaters	31%	25%	28%	26%
Jackups	67%	63%	65%	53%
Other (2)	100%	100%	100%	100%
Total Valaris	61%	57%	59%	54%
ARO	96%	91%	94%	89%
Average Day Rates(3)
Floaters	$213,452	$197,394	$206,290	$197,905
Jackups	93,851	88,641	91,215	97,476
Other (2)	39,076	39,227	39,149	31,137
Total Valaris	$97,717	$89,609	$93,726	$88,091
ARO	$92,397	$95,867	$94,066	$94,485

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
Our onshore support costs included within contract drilling expenses are not allocated to our operating segments for purposes of measuring segment operating income (loss) and as such, those costs are included in "Reconciling Items." Further, General and administrative expense and Depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income (loss) and are included in "Reconciling Items."

The full operating results included below for ARO are not included within our consolidated results and thus deducted under "Reconciling Items" and replaced with our equity in earnings of ARO. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.
    Segment information for the current quarter, the preceding quarter and, the six months ended June 30, 2022 (Successor), the two months ended June 30, 2021 (Successor) and the four months ended April 30, 2021 (Predecessor) and the combined Successor and Predecessor results for the six months ended June 30, 2021 (Non-GAAP) was as follows (in millions):

Three Months Ended June 30, 2022 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$188.1	$185.8	$116.4	$39.4	$(116.4)	$413.3
Operating expenses
Contract drilling (exclusive of depreciation)	165.3	142.2	82.1	24.7	(52.5)	361.8
Loss on impairment	34.5	—	—	—	—	34.5
Depreciation	12.3	8.7	15.4	1.3	(15.4)	22.3
General and administrative	—	—	3.2	—	15.8	19.0
Equity in earnings of ARO	—	—	—	—	8.7	8.7
Operating income (loss)	$(24.0)	$34.9	$15.7	$13.4	$(55.6)	$(15.6)

Three Months Ended March 31, 2022 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$99.7	$180.7	$111.3	$38.0	$(111.3)	$318.4
Operating expenses
Contract drilling (exclusive of depreciation)	147.6	139.2	84.2	15.5	(55.2)	331.3
Depreciation	12.2	9.1	16.5	0.9	(16.2)	22.5
General and administrative	—	—	5.2	—	13.6	18.8
Equity in earnings of ARO	—	—	—	—	4.3	4.3
Operating income (loss)	$(60.1)	$32.4	$5.4	$21.6	$(49.2)	$(49.9)

Six Months Ended June 30, 2022 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$287.8	$366.5	$227.7	$77.4	$(227.7)	$731.7
Operating expenses
Contract drilling (exclusive of depreciation)	312.9	281.4	166.3	40.2	(107.7)	693.1
Loss on impairment	34.5	—	—	—	—	34.5
Depreciation	24.5	17.8	31.9	2.2	(31.6)	44.8
General and administrative	—	—	8.4	—	29.4	37.8
Equity in earnings of ARO	—	—	—	—	13.0	13.0
Operating income (loss)	$(84.1)	$67.3	$21.1	$35.0	$(104.8)	$(65.5)

Two Months Ended June 30, 2021 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$49.7	$128.5	$84.0	$24.6	$(84.0)	$202.8
Operating expenses
Contract drilling (exclusive of depreciation)	45.3	95.4	62.9	9.2	(44.2)	168.6
Depreciation	7.9	7.8	9.7	0.8	(9.6)	16.6
General and administrative	—	—	3.1	—	9.6	12.7
Equity in earnings of ARO	—	—	—	—	4.8	4.8
Operating income (loss)	$(3.5)	$25.3	$8.3	$14.6	$(35.0)	$9.7

Four Months Ended April 30, 2021 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$115.7	$232.4	$163.5	$49.3	$(163.5)	$397.4
Operating expenses
Contract drilling (exclusive of depreciation)	106.5	175.0	116.1	19.9	(73.7)	343.8
Loss on impairment	756.5	—	—	—	—	756.5
Depreciation	72.1	69.7	21.0	14.8	(18.0)	159.6
General and administrative	—	—	4.2	—	26.5	30.7
Equity in earnings of ARO	—	—	—	—	3.1	3.1
Operating income (loss)	$(819.4)	$(12.3)	$22.2	$14.6	$(95.2)	$(890.1)

Combined Six Months Ended June 30, 2021 (Non-GAAP)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$165.4	$360.9	$247.5	$73.9	$(247.5)	$600.2
Operating expenses
Contract drilling (exclusive of depreciation)	151.8	270.4	179.0	29.1	(117.9)	512.4
Loss on impairment	756.5	—	—	—	—	756.5
Depreciation	80.0	77.5	30.7	15.6	(27.6)	176.2
General and administrative	—	—	7.3	—	36.1	43.4
Equity in earnings of ARO	—	—	—	—	7.9	7.9
Operating income (loss)	$(822.9)	$13.0	$30.5	$29.2	$(130.2)	$(880.4)

Floaters

Floater revenue increased $88.4 million, or 89%, for the current quarter as compared to the preceding quarter, primarily due to a $51.0 million fee related to the termination of the VALARIS DS-11 contract and $26.0 million as the result of an increase in operating days.

Floater revenue increased $122.4 million, or 74%, for the six months ended June 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, primarily due to a $51.0 million fee related to the termination of the VALARIS DS-11 contract, as well as $48.6 million due to increased operating days, and $22.9 million from increased customer reimbursable revenue.

Floater contract drilling expense increased $17.7 million, or 12%, for the current quarter, as compared to the preceding quarter, primarily due to a $27.7 million increase in cost attributable to rigs stacked or idle in the prior year. Additionally, there was a $20.6 million increase in the costs for certain claims. This increase was partially offset by a $36.8 million decrease in rig reactivation costs.

Floater contract drilling expense increased $161.1 million, or 106%, for the six months ended June 30, 2022 (Successor) as compared to the combined Successor and Predecessor prior year period, primarily due to a $79.3 million increase in reactivation costs, $23.4 million increase in the costs for certain claims, $22.0 million increase in reimbursable costs, and $26.6 million increase in cost attributable to rigs stacked or idle in the prior year.

During the three and six months ended June 30, 2022 (Successor), we recorded non-cash losses on impairment totaling $34.5 million, with respect to customer-specific capital upgrades for VALARIS DS-11 made pursuant to the terms of the drilling contract that was terminated during the second quarter of 2022. During the four months ending April 30, 2021, we recorded non-cash losses on impairment totaling $756.5 million, with respect to certain assets in our Floater segment. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

Floater depreciation expense decreased $55.5 million, or 69%, for the six months ended June 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, primarily due to the reduction in values of property and equipment from the application of fresh start accounting on the Effective Date.

Jackups

Jackup revenues increased $5.1 million, or 3%, for the current quarter, as compared to the preceding quarter, primarily due to an increase of $3.6 million attributable to increased operating days, primarily due to a full quarter of results for a rig that commenced a new contract in the preceding quarter.

Jackup revenues increased $5.6 million, or 2%, for the six months ended June 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, primarily due to $30.7 million from increased operating days. This increase was partially offset by a decline of $22.4 million due to lower average day rates.

Jackup contract drilling expense increased $3.0 million, or 2%, for the current quarter as compared to the preceding quarter, primarily due to a $6.8 million increase in repair costs for a certain rig.

Jackup contract drilling expense increased $11.0 million, or 4%, for the six months ended June 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, primarily due to a $43.9 million increase in cost attributable to rigs stacked or idle in the prior year. The increase was partially offset by a decline of $28.7 million in reactivation costs incurred on certain rigs as well as an $8.3 million decrease in cost attributable to rigs sold.

Jackup depreciation expense decreased $59.7 million, or 77%, for the six months ended June 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, primarily due to the reduction in values of property and equipment from the application of fresh start accounting on the Effective Date.

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

ARO revenue increased $5.1 million, or 5%, for the current quarter, as compared to the preceding quarter, primarily due to an increase in operating days.

ARO revenue decreased $19.8 million, or 8%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to certain rigs which operated in the prior year period completing their contracts in 2021 or the current quarter. This decrease is partially offset by higher revenues from certain rigs for which operations were temporarily suspended or which were undergoing maintenance during the six months ended June 30, 2021.

ARO contract drilling expense decreased $12.7 million, or 7%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to a decrease in bareboat charter lease expense of $10.8 million primarily as a result of fewer rigs leased from Valaris during the six months ended June 30, 2022 and a decrease in repairs and maintenance costs of $2.9 million as certain rigs were undergoing maintenance projects during the six months ended June 30, 2021.

Other

Other revenue increased $3.5 million, or 5%, for the six months ended June 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, primarily due to $8.2 million from higher day rates on certain rigs partially offset by $3.2 million of lower revenues earned from lease agreements with ARO.

Other contract drilling expenses increased $9.2 million, or 59%, for the current quarter, as compared to the preceding quarter, due to an $8.6 million increase in costs for certain claims.

Other contract drilling expenses increased $11.1 million, or 38%, for the six months ended June 30, 2022, as compared to the combined Successor and Predecessor prior year period, primarily due to an $8.6 million increase in costs for certain claims.

Other depreciation expense decreased $13.4 million, or 86%, for the six months ended June 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, primarily due to the reduction in values of property and equipment from the application of fresh start accounting on the Effective Date.

Other Income (Expense)

The following table summarizes other income (expense) (in millions):

	Successor
	Three Months Ended June 30, 2022	Three Months Ended March 31, 2022
Net gain on sale of property	$135.1	$2.5
Interest expense	(11.6)	(11.5)
Interest income	11.2	10.9
Net foreign currency exchange gains	10.7	4.7
Reorganization items, net	(0.7)	(1.0)
Other	3.9	3.8
	$148.6	$9.4

	Successor	Successor	Predecessor	Combined (Non-GAAP)
	Six Months Ended June 30, 2022	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021	Six Months Ended June 30, 2021
Net gain (losses) on sale of property	$137.6	$(0.1)	$6.0	$5.9
Interest expense	(23.1)	(8.0)	(2.4)	(10.4)
Interest income	22.1	7.8	3.6	11.4
Net foreign currency exchange gains	15.4	3.1	13.4	16.5
Reorganization items, net	(1.7)	(4.1)	(3,584.6)	(3,588.7)
Other	7.7	2.6	6.5	9.1
	$158.0	$1.3	$(3,557.5)	$(3,556.2)

Net gains on the sale of property increased by $132.6 million for the current quarter as compared to the preceding quarter and by $131.7 million for the six months ended June 30, 2022 (Successor) as compared to the combined Successor and Predecessor prior year period primarily due to the current quarter sales of VALARIS 113, VALARIS 114 and VALARIS 36 and additional proceeds received in the current quarter on the sale of a rig in a prior year as a result of post-sale conditions of that sale agreement, which resulted in gains of approximately $135.5 million.

Interest income increased by $10.7 million for the six months ended June 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, primarily due to increased amortization of the discount on our note receivable from ARO as the discount was only amortized for two months in the combined prior year period as opposed to six months in the current year period.

Interest expense increased by $12.7 million for the six months ended June 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, as our First Lien Notes were outstanding for two months in the combined prior year period as compared to six months in the current year.

Reorganization items, net of $3.5 billion recognized during the combined Successor and Predecessor prior year period was related to professional advisory service fees pertaining to the Chapter 11 Cases, contract items related to rejecting certain operating leases, the effects of the emergence from bankruptcy, including the application of fresh start accounting, as well as other net losses and expenses directly related to Chapter 11 Cases.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates.

Net foreign currency exchange gains of $10.7 million for the current quarter primarily included gains of $5.2 million, $2.1 million and $2.1 million related to euros, British pounds and Norway krone, respectively. Net foreign currency exchange gains of $4.7 million for the preceding quarter primarily included gains of $3.4 million related to euros. Net foreign currency exchange gains of $15.4 million for the six months ended June 30, 2022 (Successor), primarily included gains of $8.6 million, $2.4 million and $1.9 million related to euros, British pounds and Norway krone, respectively. Net foreign currency exchange gains of $16.5 million for the combined Successor and Predecessor prior year period primarily included gains of $11.7 million and $3.3 million related to Libyan dinars and euros, respectively.

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

Discrete income tax expense for the current quarter was $6.2 million and was primarily attributable to income associated with a contract termination. Discrete income tax benefit for the preceding quarter was $14.5 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Excluding the aforementioned discrete tax items, income tax expense for the current quarter and preceding quarter was $14.0 million and $13.8 million, respectively.

Discrete income tax benefit for the six months ended June 30, 2022 (Successor) was $8.3 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, partially offset by discrete tax expense attributable to income associated with a contract termination.

Discrete income tax expense for the two months ended June 30, 2021 (Successor) was $5.6 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters. Discrete income tax expense for the four months ended April 30, 2021 (Predecessor) was $2.2 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters offset by discrete tax benefit related to fresh start accounting adjustments. Excluding the aforementioned discrete tax items, income tax expense for the six months ended June 30, 2022 (Successor), the two months ended June 30, 2021 (Successor) and the four months ended April 30, 2021 (Predecessor) was $27.8 million, $9.5 million and $14.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures as well as working capital requirements, from cash and cash equivalents and cash flows from operations. We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures from cash and cash equivalents, cash flows from operations, as well as cash to be received from maturity of our long-term notes receivable and from the distribution of earnings from ARO. If necessary, we may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs. However, the Indenture contains covenants that limit our ability to incur additional indebtedness.

Our Cash and cash equivalents as of June 30, 2022 and December 31, 2021 were $553.5 million and $608.7 million and we have no debt principal payments due until 2028. See "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the First Lien Notes.

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

	Successor		Predecessor
	Six Months Ended June 30, 2022	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021
Net cash used in operating activities	$(114.1)	$(25.9)	$(39.8)
Capital expenditures	$99.6	$8.1	$8.7

During the six months ended June 30, 2022 (Successor), our uses of cash in operating activities of $114.1 million related primarily to the reactivation and mobilization of drilling rigs for new contracts as well as the payment of certain taxes.

During the two months ended June 30, 2021 (Successor), our uses of cash in operating activities of $25.9 million primarily related to reorganization costs.

During the four months ended April 30, 2021 (Predecessor), our primary sources of cash were $520.0 million from the issuance of the First Lien Notes and proceeds of $30.1 million for the disposition of assets. For the same period, our uses of cash in operating activities of $39.8 million primary related to declining margins and reorganization costs.

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

We continue to take a disciplined approach to reactivations with our stacked rigs, only returning them to the active fleet when there is visibility into work at attractive economics. In most cases, we expect the initial contract to pay for the reactivation costs and that the rig would have solid prospects for longer-term work. Most of this reactivation cost will be operating expenses, recognized in the income statement, related to de-preservation activities, including reinstalling key pieces of equipment and crewing up the rigs. Capital expenditures during reactivations include rig modifications, equipment overhauls and any customer required capital upgrades. We would generally expect to be compensated for any customer-specific enhancements.

Based on our current projections, we expect capital expenditures during 2022 to approximate $200 to $210 million for rig enhancement, reactivation and upgrade projects. These revised, lower projections are the result of removing expected contract-specific capital upgrades for a terminated contract for which we expected significant reimbursements and received a termination payment. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

In the second quarter of 2022, our customer terminated the eight-well contract for a deepwater project in the U.S. Gulf of Mexico that was expected to commence in mid-2024. The contract required the VALARIS DS-11 to be upgraded with 20,000 psi well-control equipment. As a result of the contract termination, we recorded an early termination fee of $51.0 million in the second quarter of 2022 that was collected in July 2022. As of the date of termination, we had incurred costs to upgrade the rig pursuant to the requirements of the contract. Costs incurred for capital upgrades of $34.5 million were considered to be impaired. Additional costs were recorded for penalties and other costs incurred upon cancellation of equipment ordered.

As we reactivate rigs, we expect spending levels to increase beyond the levels we incurred in 2021, with more spending associated with reactivation of our floater fleet relative to our jackup fleet. Further, the costs of future reactivations are expected to increase relative to our initial reactivation projects with rising costs of labor and materials, the depletion of spares from our initial reactivation projects and as the rigs we reactivate have been preservation stacked for longer periods of time.

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

The following table summarizes the maturity schedule of our notes receivable from ARO as of June 30, 2022 (in millions):

Maturity Date	Principal Amount
October 2027	$265.0
October 2028	177.7
Total	$442.7

Other Commitments
We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of June 30, 2022, we were contingently liable for an aggregate amount of $136.2 million under outstanding letters of credit which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of June 30, 2022, we had collateral deposits in the amount of $20.6 million with respect to these agreements.

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

Tax Assessments

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101 million ($69.7 million converted at current period-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42 million payment (approximately $29 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have a $17.3 million liability for unrecognized tax benefits relating to these assessments as of June 30, 2022. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

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

The assets, liabilities and results of operations of the combined affiliates whose securities are pledged as collateral are not materially different than the corresponding amounts presented in Valaris Limited's consolidated financial statements, except with respect to (i) approximately $410 million of cash held at Valaris Limited and (ii) the First Lien Notes and related accrued interest and interest expense. The value of the pledged equity is subject to fluctuations based on factors that include, among other things, general economic conditions and the ability to realize on the Collateral as part of a going concern and in an orderly fashion to available and willing buyers and outside of distressed circumstances. There is no trading market for the pledged equity interests.

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

Summarized Balance Sheet Information:

(in millions)	June 30, 2022	December 31, 2021
ASSETS
Current assets	$1,232.8	$1,147.4
Amounts due from non-guarantor subsidiaries, current	645.1	791.9
Amounts due from related party, current	6.7	13.1
Noncurrent assets	1,039.2	990.7
Amounts due from non-guarantor subsidiaries, noncurrent	1,466.9	1,469.7
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities	449.2	309.6
Amounts due to non-guarantor subsidiaries, current	7.1	55.3
Amounts due to related party, current	37.1	38.3
Long-term debt	545.7	545.3
Noncurrent liabilities	438.6	438.6
Amounts due to non-guarantor subsidiaries, noncurrent	1,924.0	1,921.6
Noncontrolling interest	2.6	2.6

Summarized Statement of Operations Information:

	Successor		Predecessor
(in millions)	Three Months Ended June 30, 2022	Two Months Ended June 30, 2021	One Month Ended April 30, 2021
Operating revenues	$380.4	$219.9	$82.1
Operating revenues from related party	13.1	10.8	5.4
Operating costs and expenses	420.7	195.0	132.2
Reorganization expense	(0.7)	(4.1)	(3,532.4)
Income (loss) from continuing operations	82.7	174.4	(3,492.2)
Net income attributable to noncontrolling interest	(1.2)	(2.1)	(0.8)
Net income (loss)	81.5	172.3	(3,493.0)

	Successor		Predecessor
(in millions)	Six Months Ended June 30, 2022	Two Months Ended June 30, 2021	Four Months Ended April 30, 2021
Operating revenues	$667.4	$219.9	$388.8
Operating revenues from related party	27.4	10.8	23.1
Operating costs and expenses	757.5	195.0	1,272.9
Reorganization expense	(1.7)	(4.1)	(3,584.1)
Income (loss) from continuing operations	17.6	174.4	(4,343.4)
Net income attributable to noncontrolling interest	—	(2.1)	(3.2)
Net income (loss)	17.6	172.3	(4,346.6)
MARKET RISK

Interest Rate Risk

Our outstanding debt at June 30, 2022 consisted of our $550.0 million aggregate principal amount of First Lien Notes. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates impacting the fair value of the debt.

Our long-term notes receivable from ARO bear interest based on a one-year LIBOR rate, set as of the end of the year prior to the year applicable, plus two percent. As the notes bear interest on the LIBOR rate determined at the end of the preceding year, the rate governing our interest income in 2022 has already been determined. A hypothetical 1% decrease to LIBOR would decrease our interest income by approximately $4.4 million based on the principal amount outstanding at June 30, 2022 of $442.7 million.

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

Based on their evaluation as of June 30, 2022, our management, with the participation of our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There have been no material changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2019, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.5 million liability related to these matters was included in Accrued liabilities and other on our Condensed Consolidated Balance Sheet as of June 30, 2022 included in "Item 1. Financial Statements."

Other Matters

In addition to the foregoing, we are named defendants or parties in certain other lawsuits, claims or proceedings incidental to our business and are involved from time to time as parties to governmental investigations or proceedings, including matters related to taxation, arising in the ordinary course of business. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we do not expect these matters to have a material adverse effect on our financial position, operating results or cash flows. We have increased our accrual with respect to certain matters as of June 30, 2022 by approximately $25.0 million to reflect a change in the projected value of these claims against us.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

    The following table provides a summary of our purchases of our equity securities during the quarter ended June 30, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

April 1 - April 30	443	$53.81	—	—
May 1 - May 31	—	$—	—	—
June 1 - June 30	2,391	$55.97	—	—
Total	2,834	$55.63	—

(1)Represents shares withheld by us in satisfaction of tax withholding obligations arising from the vesting of share awards. These withholdings were made pursuant to the terms of the Valaris Limited 2021 Management Incentive Plan, and not pursuant to a stock buyback program.

Item 6.   Exhibits

Exhibit Number	Exhibit
*4.1	Third Supplemental Indenture, dated as of June 14, 2022, among Valaris Limited, Ensco (Thailand) Limited, and Wilmington Savings Fund, FSB as collateral agent and trustee.
+*10.1	Amended and Restated Valaris Executive Severance Plan, dated as of April 14, 2022
*22.1	List of Guarantor Subsidiaries and Affiliate Securities Pledged as Collateral
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included with Exhibit 101 attachments).
*   Filed herewith.
** Furnished herewith.
+ Management contracts or compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris Limited

Date:	August 2, 2022	/s/ DARIN GIBBINS
Darin Gibbins Interim Chief Financial Officer and Vice President, Investor Relations and Treasurer (principal financial officer)

/s/ COLLEEN W. GRABLE
Colleen W. Grable Vice President and Controller (principal accounting officer)