Form 10-Q
period 2022-09-30
Valaris Ltd
filed 2022-11-01
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes  ☒  No  ☐

As of October 27, 2022, there were 75,178,676 Common Shares of the registrant issued and outstanding.

VALARIS LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations For the Three Months Ended September 30, 2022 and 2021	5

Condensed Consolidated Statements of Operations For the Nine Months Ended September 30, 2022 (Successor), the Period May 1, 2021 through September 30, 2021 (Successor) and the Period January 1, 2021 through April 30, 2021 (Predecessor)	6

Condensed Consolidated Statements of Comprehensive Income (Loss) For the Three Months Ended September 30, 2022 and 2021	7

Condensed Consolidated Statements of Comprehensive Income (Loss) For the Nine Months Ended September 30, 2022 (Successor), the Period May 1, 2021 through September 30, 2021 (Successor) and the Period January 1, 2021 through April 30, 2021 (Predecessor)	8

Condensed Consolidated Balance Sheets September 30, 2022 and December 31, 2021	9

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2022 (Successor), the Period May 1, 2021 through September 30, 2021 (Successor) and the Period January 1, 2021 through April 30, 2021 (Predecessor)	10

Notes to Condensed Consolidated Financial Statements	11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	59

ITEM 4. CONTROLS AND PROCEDURES	59

PART II OTHER INFORMATION	60

ITEM 1. LEGAL PROCEEDINGS	60

ITEM 1A. RISK FACTORS	60

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	60

ITEM 6. EXHIBITS	61

SIGNATURES	62

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "likely," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; expected utilization, day rates, revenues, operating expenses, cash flows, contract status, terms and duration, contract backlog, capital expenditures, insurance, financing and funding; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effect of the volatility of commodity prices; expected work commitments, awards, contracts and letters of intent; the availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; future rig reactivations, enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; performance of our joint venture with Saudi Arabian Oil Company ("Saudi Aramco"); expected divestitures of assets; general market, business and industry conditions, trends and outlook; general political conditions, including political tensions, conflicts and war (such as the ongoing conflict in Ukraine); the effect, impact, potential duration and other implications of COVID-19; future operations; the impact of increasing regulatory complexity; the outcome of tax disputes, assessments and settlements; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.
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

•consumer preferences for alternative fuels and electric-powered vehicles, as part of the global energy transition;

•increased scrutiny from regulators, market and industry participants, stakeholders and others in regards to our environmental, social and governance ("ESG") practices and reporting responsibilities;
•the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems, including our rig operating systems;
•asset impairments;
•the adequacy of sources of liquidity for us and our customers;
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
•internal control risk due to significant employee reductions and changes in management;
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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2022	2021
OPERATING REVENUES	$437.2	$326.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	336.7	274.6
Depreciation	22.6	24.4
General and administrative	19.2	27.2
Total operating expenses	378.5	326.2
EQUITY IN EARNINGS OF ARO	2.9	2.6
OPERATING INCOME	61.6	3.1
OTHER INCOME (EXPENSE)
Interest income	27.9	9.7
Interest expense, net	(11.7)	(11.3)
Reorganization items, net	(0.4)	(6.5)
Other, net	14.1	5.5
	29.9	(2.6)
INCOME BEFORE INCOME TAXES	91.5	0.5
PROVISION FOR INCOME TAXES
Current income tax expense	13.4	53.2
Deferred income tax expense	0.4	0.1
	13.8	53.3
NET INCOME (LOSS)	77.7	(52.8)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.4)	(1.7)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$74.3	$(54.5)
EARNINGS (LOSS) PER SHARE
Basic	$0.99	$(0.73)
Diluted	$0.98	$(0.73)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	75.1	75.0
Diluted	75.6	75.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021
OPERATING REVENUES	$1,168.9	$529.5	$397.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1,029.8	443.2	343.8
Loss on impairment	34.5	—	756.5
Depreciation	67.4	41.0	159.6
General and administrative	57.0	39.9	30.7
Total operating expenses	1,188.7	524.1	1,290.6
EQUITY IN EARNINGS OF ARO	15.9	7.4	3.1
OPERATING INCOME (LOSS)	(3.9)	12.8	(890.1)
OTHER INCOME (EXPENSE)
Interest income	50.0	17.5	3.6
Interest expense, net (Unrecognized contractual interest expense for debt subject to compromise was $132.9 million for the four months ended April 30, 2021)	(34.8)	(19.3)	(2.4)
Reorganization items, net	(2.1)	(10.6)	(3,584.6)
Other, net	174.8	11.1	25.9
	187.9	(1.3)	(3,557.5)
INCOME (LOSS) BEFORE INCOME TAXES	184.0	11.5	(4,447.6)
PROVISION FOR INCOME TAXES
Current income tax expense	26.2	67.2	34.4
Deferred income tax expense (benefit)	7.1	1.2	(18.2)
	33.3	68.4	16.2
NET INCOME (LOSS)	150.7	(56.9)	(4,463.8)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.4)	(3.8)	(3.2)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$147.3	$(60.7)	$(4,467.0)
EARNINGS (LOSS) PER SHARE
Basic	$1.96	$(0.81)	$(22.38)
Diluted	$1.95	$(0.81)	$(22.38)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	75.0	75.0	199.6
Diluted	75.5	75.0	199.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2022	2021
NET INCOME (LOSS)	$77.7	$(52.8)
OTHER COMPREHENSIVE INCOME, NET
Net reclassification adjustment for amounts recognized in net loss as a component of net periodic benefit	—	(0.2)
Other	0.1	0.2
NET OTHER COMPREHENSIVE INCOME	0.1	—
COMPREHENSIVE INCOME (LOSS)	77.8	(52.8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.4)	(1.7)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$74.4	$(54.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021
NET INCOME (LOSS)	$150.7	$(56.9)	$(4,463.8)
OTHER COMPREHENSIVE LOSS, NET
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic benefit	(0.1)	(0.2)	0.1
Reclassification of net gains on derivative instruments from other comprehensive loss into net loss	—	—	(5.6)
Other	0.1	—	—
NET OTHER COMPREHENSIVE LOSS	—	(0.2)	(5.5)
COMPREHENSIVE INCOME (LOSS)	150.7	(57.1)	(4,469.3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.4)	(3.8)	(3.2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$147.3	$(60.9)	$(4,472.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$406.0	$608.7
Restricted cash	18.2	35.9
Short-term investments	220.0	—
Accounts receivable, net	535.5	444.2
Other current assets	162.9	117.8
Total current assets	1,342.6	1,206.6
PROPERTY AND EQUIPMENT, AT COST	1,087.1	957.0
Less accumulated depreciation	133.5	66.1
Property and equipment, net	953.6	890.9
LONG-TERM NOTES RECEIVABLE FROM ARO	246.9	249.1
INVESTMENT IN ARO	102.6	86.6
OTHER ASSETS	175.5	176.0
	$2,821.2	$2,609.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$256.6	$225.8
Accrued liabilities and other	262.5	196.2
Total current liabilities	519.1	422.0
LONG-TERM DEBT	541.8	545.3
OTHER LIABILITIES	539.8	581.1
Total liabilities	1,600.7	1,548.4
COMMITMENTS AND CONTINGENCIES
VALARIS SHAREHOLDERS' EQUITY
Common shares, $0.01 par value, 700.0 shares authorized, 75.2 and 75.0 shares issued as of September 30, 2022 and December 31, 2021, respectively	0.8	0.8
Preference shares, $0.01 par value, 150.0 shares authorized, no shares issued as of September 30, 2022 and December 31, 2021	—	—
Stock warrants	16.4	16.4
Additional paid-in capital	1,092.0	1,083.0
Retained earnings (deficit)	114.3	(33.0)
Accumulated other comprehensive loss	(9.1)	(9.1)
Total Valaris shareholders' equity	1,214.4	1,058.1
NONCONTROLLING INTERESTS	6.1	2.7
Total equity	1,220.5	1,060.8
	$2,821.2	$2,609.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021
OPERATING ACTIVITIES
Net income (loss)	$150.7	$(56.9)	$(4,463.8)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on asset disposals	(137.7)	(0.2)	(6.0)
Depreciation expense	67.4	41.0	159.6
Accretion of discount on notes receivable	(37.8)	(12.9)	—
Loss on impairment	34.5	—	756.5
Equity in earnings of ARO	(15.9)	(7.4)	(3.1)
Net periodic pension and retiree medical income	(12.1)	(6.1)	(5.4)
Share-based compensation expense	11.5	1.6	4.8
Deferred income tax expense (benefit)	7.1	1.2	(18.2)
Amortization, net	(7.0)	2.8	(4.8)
Amortization of debt issuance cost	0.7	0.3	—
Non-cash reorganization items, net	—	—	3,487.3
Other	0.8	—	7.3
Changes in operating assets and liabilities	(85.9)	19.3	68.5
Contributions to pension plans and other post-retirement benefits	(3.3)	(1.7)	(22.5)
Net cash used in operating activities	(27.0)	(19.0)	(39.8)
INVESTING ACTIVITIES
Purchases of short-term investments	(220.0)	—	—
Additions to property and equipment	(153.1)	(23.7)	(8.7)
Net proceeds from disposition of assets	146.8	1.5	30.1
Repayments of note receivable from ARO	40.0	—	—
Net cash provided by (used in) investing activities	(186.3)	(22.2)	21.4
FINANCING ACTIVITIES
Consent solicitation fees	(3.9)	—	—
Payments for tax withholdings for share-based awards	(2.5)	—	—
Issuance of first lien notes	—	—	520.0
Payments to Predecessor creditors	—	—	(129.9)
Other	—	—	(1.4)
Net cash provided by (used in) financing activities	(6.4)	—	388.7
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(0.7)	(0.1)	(0.1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(220.4)	(41.3)	370.2
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	644.6	696.0	325.8
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$424.2	$654.7	$696.0

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

Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2022, or for any future period. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022 (our "Annual Report").

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

Emergence from Chapter 11 Bankruptcy and Fresh Start Accounting

As described in "Note 1. Description of the Business and Summary of Significant Accounting Policies", "Note 2. Chapter 11 Proceedings" and "Note 3. Fresh Start Accounting" from our Annual Report, we filed voluntary petitions for bankruptcy on August 19, 2020 (the “Petition Date”) and on April 30, 2021 (the "Effective Date") emerged from bankruptcy.

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

Accounting pronouncements to be adopted

Reference Rate Reform - In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("Update 2020-04"), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in Update 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients and that are retained through the end of the hedging relationship. The provisions in Update 2020-04 are effective upon issuance and can be applied prospectively through December 31, 2022. Our notes receivable with Saudi Aramco Rowan Offshore Drilling Company, our 50/50 joint venture with Saudi Aramco ("ARO"), from which we generate interest income on a LIBOR-based rate, are impacted by the application of this standard. As the notes bear interest on the LIBOR rate determined at the end of the preceding year, the rate governing our interest income in 2022 has already been determined. We expect to be able to modify the terms of our notes receivable to a comparable interest rate before the applicable LIBOR rate is no longer available and as such, do not expect this standard to have a material impact to our condensed consolidated financial statements.

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

We also may receive lump-sum fees or similar compensation generally for the mobilization, demobilization, and capital upgrades of our rigs. Our customers bear substantially all of the costs of constructing the well and supporting drilling operations, as well as the economic risk relative to the success of the well.

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

The amount estimated for variable consideration is only recognized as revenue to the extent that it is probable that a significant reversal will not occur during the contract term. We have applied the optional exemption afforded in ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," and have not disclosed the variable consideration related to our estimated future day rate revenues. The remaining duration of our drilling contracts based on those in place as of September 30, 2022 was between approximately 1 month and 4 years.

Contract Termination - VALARIS DS-11

In July 2021, a contract was awarded to VALARIS DS-11 for an eight-well deepwater project in the U.S. Gulf of Mexico that was expected to commence in mid-2024. In June 2022, the customer terminated the contract.

As a result of the contract termination, we received an early termination fee of $51.0 million which is included in revenues on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.

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

Contract liabilities generally represent fees received for mobilization, capital upgrades or in the case of our 50/50 joint venture with Saudi Aramco, represent the difference between the amounts billed under the bareboat charter arrangements and lease revenues earned. See “Note 3 – Equity Method Investment in ARO" for additional details regarding our balances with ARO.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	September 30, 2022	December 31, 2021
Current contract assets	$3.0	$0.3
Noncurrent contract assets	$0.8	$—
Current contract liabilities (deferred revenue)	$84.8	$45.8
Noncurrent contract liabilities (deferred revenue)	$30.6	$10.8

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2021	$0.3	$56.6
Revenue recognized in advance of right to bill customer	7.4	—
Increase due to cash received	—	119.5
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(36.3)
Decrease due to amortization of deferred revenue added during the period	—	(24.4)
Decrease due to transfer to receivables during the period	(3.9)	—
Balance as of September 30, 2022	$3.8	$115.4

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Demobilization costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred. Deferred contract costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $69.8 million and $31.4 million as of September 30, 2022 and December 31, 2021, respectively. For the Successor, during the three and nine months ended September 30, 2022, amortization of such costs totaled $18.8 million and $41.0 million, respectively. During three and five months ended September 30, 2021, amortization of such costs for the Successor totaled $11.4 million and $13.2 million, respectively. For the Predecessor, during the four months ended April 30, 2021, amortization of such costs totaled $7.6 million.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $12.6 million and $3.3 million as of September 30, 2022 and December 31, 2021, respectively. For the Successor, during the three and nine months ended September 30, 2022, amortization of such costs totaled $1.4 million and $2.5 million, respectively. During the three and five months ended September 30, 2021, amortization of such costs for the Successor totaled $0.1 million and $0.2 million, respectively. For the Predecessor, during the four months ended April 30, 2021, amortization of such costs totaled $3.1 million.

Future Amortization of Contract Liabilities and Deferred Costs

Our contract liabilities and deferred costs are amortized on a straight-line basis over the contract term or corresponding certification period to Operating revenues and Contract drilling expense, respectively, with the exception of the contract liabilities related to our bareboat charter arrangements with ARO which would not be contractually payable until the end of the lease term or termination, if sooner. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements. The table below reflects the expected future amortization of our contract liabilities and deferred costs recorded as of September 30, 2022. In the case of our contract liabilities related to our bareboat charter arrangements with ARO, the contract liability is not amortized and as such, the amount is reflected in the table below at the end of the current lease term.

	(In millions)
	Remaining 2022	2023	2024	2025 and Thereafter	Total
Amortization of contract liabilities	$30.9	$64.2	$19.8	$0.5	$115.4
Amortization of deferred costs	$20.2	$52.1	$10.1	$—	$82.4

Note 3 -Equity Method Investment in ARO

Background

ARO is a 50/50 unconsolidated joint venture between the Company and Saudi Aramco that owns and operates offshore drilling rigs in Saudi Arabia. As of September 30, 2022, ARO owns seven jackup rigs, has ordered two newbuild jackup rigs, and leases eight rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO. At September 30, 2022, each of the leased rigs were operating under three-year drilling contracts with Saudi Aramco. The seven rigs owned by ARO are currently operating under contracts with Saudi Aramco for an aggregate contract term of 15 years provided that the rigs meet the technical and operational requirements of Saudi Aramco.

ARO has plans to purchase 20 newbuild jackup rigs over an approximate 10-year period. In January 2020, ARO ordered the first two newbuild jackups, each with a shipyard price of $176.0 million. While the shipyard contract contemplated delivery of these newbuild rigs in 2022, we expect delivery of these rigs to be delayed into 2023. ARO is expected to place orders for two additional newbuild jackups in the near term. In connection with these plans, we have a potential obligation to fund ARO for newbuild jackup rigs. See "Note 11 - Contingencies" for additional information.

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

Summarized Financial Information

The operating revenues of ARO presented below reflect revenues earned under drilling contracts with Saudi Aramco for the ARO-owned jackup rigs as well as the rigs leased from us.

Contract drilling expense is inclusive of the bareboat charter fees for the rigs leased from us. See additional discussion below regarding these related-party transactions.

Summarized financial information for ARO is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues	$111.4	$117.7	$339.1	$365.2
Operating expenses
Contract drilling (exclusive of depreciation)	90.0	94.4	256.3	273.4
Depreciation	15.4	16.8	47.3	47.5
General and administrative	4.7	5.4	13.1	12.7
Operating income	1.3	1.1	22.4	31.6
Other expense, net	2.7	3.4	9.3	11.0
Provision (benefit) for income taxes	(0.1)	0.2	3.1	6.6
Net income (loss)	$(1.3)	$(2.5)	$10.0	$14.0

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$173.5	$270.8
Other current assets	145.6	135.0
Non-current assets	800.9	775.8
Total assets	$1,120.0	$1,181.6

Current liabilities	$87.3	$79.9
Non-current liabilities	879.5	956.7
Total liabilities	$966.8	$1,036.6

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

Basis differences are amortized over the remaining life of the assets or liabilities to which they relate and are recognized as an adjustment to the Equity in earnings (losses) of ARO in our Condensed Consolidated Statements of Operations. The amortization of those basis differences is combined with our 50% interest in ARO's net income. A reconciliation of those components is presented below (in millions):

	Three Months Ended September 30,
	2022	2021
50% interest in ARO net income	$(0.7)	$(1.3)
Amortization of basis differences	3.6	3.9
Equity in earnings of ARO	$2.9	$2.6

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021
50% interest in ARO net income	$5.0	$1.0	$6.0
Amortization of basis differences	10.9	6.4	(2.9)
Equity in earnings of ARO	$15.9	$7.4	$3.1

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements are as follows (in millions):

	Three Months Ended September 30,
	2022	2021
Lease revenue	$13.8	$14.2

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021
Lease revenue	$42.6	$24.5	$21.7

Amounts receivable from ARO related to the Lease Agreements totaled $8.2 million and $12.1 million as of September 30, 2022 and December 31, 2021, respectively, and are included in Accounts receivable, net, on our Condensed Consolidated Balance Sheets.

We had $19.1 million and $36.3 million of Contract liabilities and Accounts payable, respectively, related to the Lease Agreements as of September 30, 2022. As of December 31, 2021, we had $10.8 million and $38.3 million of Contract liabilities and Accounts payable, respectively, related to the Lease Agreements. The per day bareboat charter amount in the Lease Agreements is subject to adjustment based on actual performance of the respective rig and as such Contract liabilities related to the Lease Agreements are subject to adjustment during the lease term. Upon completion of the lease term, such amount becomes a payable to or a receivable from ARO.

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

The principal amount, discount and interest receivable of the shareholder notes receivable from ARO were as follows (in millions):

	September 30, 2022	December 31, 2021
Principal amount	$402.7	$442.7
Discount	(155.8)	(193.6)
Carrying value	$246.9	$249.1

Interest receivable(1)(2)	$8.6	$—

(1)Our interest receivable from ARO is included in Accounts receivable, net in our Condensed Consolidated Balance Sheet.
(2)We collected our 2021 interest on our long-term notes receivable from ARO in cash prior to December 31, 2021, and as such, there was no interest receivable from ARO as of December 31, 2021.

In September 2022, the Company received a principal payment of $40.0 million from ARO representing a partial early repayment of the shareholder notes receivable. In connection with this repayment, we recognized non-cash interest income of $14.8 million in the third quarter of 2022 for the discount attributable to this repayment.

Interest income earned on the shareholder notes receivable were as follows (in millions):

	Three Months Ended September 30,
	2022	2021
Interest income	$2.8	$2.7
Non-cash amortization	22.4	6.9
Total interest income on the shareholder notes receivable	$25.2	$9.6

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021
Interest income	$8.6	$4.4	$3.5
Non-cash amortization	37.8	12.9	—
Total interest income on the shareholder notes receivable	$46.4	$17.3	$3.5

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

	September 30, 2022	December 31, 2021
Total assets	$366.9	$348.1
Less: total liabilities	55.4	49.1
Maximum exposure to loss	$311.5	$299.0

Note 4 -Fair Value Measurements

The carrying values and estimated fair values of our long-term debt instrument were as follows (in millions):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured first lien notes	$541.8	$537.2	$545.3	$575.7

The estimated fair value of the Senior Secured First Lien Notes due 2028 (the "First Lien Notes") was determined using quoted market prices, which are level 1 inputs.

As of September 30, 2022, the estimated fair value of our notes receivable from ARO was $268.1 million and was estimated by using an income approach to value the forecasted cash flows attributed to the notes receivable using a discount rate based on comparable yield with a country-specific risk premium.

The estimated fair values of our cash and cash equivalents, restricted cash, short-term investments, accounts receivable and trade payables approximated their carrying values as of September 30, 2022 and December 31, 2021.

Note 5 -Property and Equipment

Property and equipment consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Drilling rigs and equipment	$990.1	$886.9
Work-in-progress	58.9	35.6
Other	38.1	34.5
	$1,087.1	$957.0

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

On a quarterly basis, we assess whether any long-lived assets meet the criteria established for held-for-sale classification on our balance sheet. Assets classified as held-for-sale are recorded at fair value, less costs to sell. We measure the fair value of our assets held-for-sale by applying a market approach based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants or a negotiated sales price. We reassess the fair value of our held-for-sale assets on a quarterly basis and adjust the carrying value, as necessary. No assets were considered as held-for-sale on our Condensed Consolidated Balance Sheets as of September 30, 2022, or December 31, 2021.

Successor

In September 2022, we reached an agreement to sell VALARIS 54 to a third party, the closing of which is subject to customary closing conditions, after completion of its current contract in March 2023. We expect to recognize a pre-tax gain on the sale of approximately $28 million during the first half of 2023.

During the second quarter of 2022, we sold VALARIS 113 and VALARIS 114 for an aggregate pre-tax gain of $120.0 million, VALARIS 36 for a pre-tax gain of $8.5 million and recognized a pre-tax gain of $7.0 million related to additional proceeds received for our 2020 sale of VALARIS 68 resulting from post-sale conditions of that sale agreement. In the first quarter of 2022, we sold VALARIS 67 for a pre-tax gain of $2.0 million. Gains on sales are included in Other, net on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.

In August 2021, VALARIS 100 was sold resulting in an insignificant pre-tax gain, which is included in Other, net on the Condensed Consolidated Statements of Operations for the five months ended September 30, 2021 (Successor).

Predecessor

In April 2021, VALARIS 101 was sold resulting in a pre-tax gain of $5.3 million. In March 2021, our Australia office building was sold resulting in an insignificant pre-tax gain. Gains on sales are included in Other, net on the Condensed Consolidated Statements of Operations for the four months ended April 30, 2021 (Predecessor).

Note 6 -Pension and Other Post-retirement Benefits

We have defined-benefit pension plans and retiree medical plans that provide post-retirement health and life insurance benefits.

The components of net periodic pension and retiree medical income were as follows (in millions):

	Three Months Ended September 30,
	2022	2021
Interest cost	$5.7	$5.8
Expected return on plan assets	(9.7)	(9.5)
Net periodic pension and retiree medical income (1)	$(4.0)	$(3.7)

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021
Interest cost	$16.8	$9.6	$6.6
Expected return on plan assets	(28.8)	(15.7)	(12.1)
Amortization of net loss	(0.1)	—	0.1
Net periodic pension and retiree medical income (1)	$(12.1)	$(6.1)	$(5.4)

(1)Included in Other, net, in our Condensed Consolidated Statements of Operations.

In March 2021, the American Rescue Plan Act of 2021 ("ARPA-21") was passed. ARPA-21 provides funding relief for U.S. qualified pension plans which lower pension contribution requirements over the next few years. During the nine months ended September 30, 2022 (Successor), we contributed or directly paid $3.3 million to our pension and other post-retirement benefit plans. We currently expect to contribute or directly pay $1.7 million to our pension and other post-retirement benefits plans for the remainder of 2022. These amounts represent the minimum contributions we are required to make under relevant statutes. We do not expect to make contributions in excess of the minimum required amounts.

Note 7 -Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Basic and diluted earnings per share ("EPS") for the Predecessor was calculated in accordance with the two-class method. Predecessor net loss attributable to Legacy Valaris used in our computations of basic and diluted EPS was adjusted to exclude net income allocated to non-vested shares granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and for the Successor includes the effect of all potentially dilutive stock equivalents, including warrants, restricted stock unit awards and performance stock unit awards and for the Predecessor included the effect of all potentially dilutive stock options and excluded non-vested shares.

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three and nine months ended September 30, 2022 (Successor), three and five months ended September 30, 2021 (Successor) and four months ended April 30, 2021 (Predecessor) (in millions):

	Three Months Ended September 30,
	2022	2021
Income (loss) from continuing operations attributable to our shares	$74.3	$(54.5)
Weighted average shares outstanding:
Basic	75.1	75.0
Effect of stock equivalents	0.5	—
Diluted	75.6	75.0

	Successor		Predecessor (1)
	Nine Months Ended September 30, 2022	Five Months Ended September 30, 2021	Four Month Ended April 30, 2021
Income (loss) from continuing operations attributable to our shares	$147.3	$(60.7)	$(4,467.0)
Weighted average shares outstanding:
Basic	75.0	75.0	199.6
Effect of stock equivalents	0.5	—	—
Diluted	75.5	75.0	199.6

(1)No amounts were allocated to non-vested share awards in these periods given that losses are not allocated to non-vested share awards.

Anti-dilutive share awards totaling 38,000 and 103,000 were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2022 (Successor), respectively.

Due to the net loss position of the Successor during the three and five months ended September 30, 2021, our potentially dilutive instruments were not included in the computation of diluted EPS as the effect of including these shares in the calculation would have been anti-dilutive. For the Successor, during the three and five months ended September 30, 2021, there were approximately 600,000 and 400,000 anti-dilutive shares, respectively.

Due to the net loss position of the Predecessor, during the four months ended April 30, 2021, our potentially dilutive instruments were not included in the computation of diluted EPS as the effect of including these shares in the calculation would have been anti-dilutive. For the Predecessor, during the four months ended April 30, 2021, anti-dilutive share awards totaling 300,000 were excluded from the computation of diluted EPS.

We have 5,470,971 warrants outstanding (the "Warrants") as of September 30, 2022 to purchase common shares of Valaris Limited (the "Common Shares") which are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant, in each case as may be adjusted from time to time pursuant to the applicable warrant agreement. Upon issuance, the Warrants were exercisable for a period of seven years and will expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders. These warrants are anti-dilutive for all periods presented for the Successor.

Note 8 -Debt

First Lien Notes Indenture

On the Effective Date, in accordance with the plan of reorganization and Backstop Commitment Agreement, dated August 18, 2020 (as amended, the "BCA"), the Company consummated the rights offering of the First Lien Notes and associated Common Shares in an aggregate principal amount of $550 million.

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

The First Lien Notes are scheduled to mature on April 30, 2028. Interest on the First Lien Notes accrues, at our option, at a rate of: (1) 8.25% per annum, payable in cash; (2) 10.25% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be paid in kind; or (3) 12% per annum, with the entirety of such interest to be paid in kind. Interest is due semi-annually in arrears on May 1 and November 1 of each year and shall be computed on the basis of a 360-day year of twelve 30-day months.

At any time prior to April 30, 2023, the Company may redeem up to 35% of the aggregate principal amount of the First Lien Notes at a redemption price of 104% up to the net cash proceeds received by the Company from equity offerings provided that at least 65% of the aggregate principal amount of the First Lien Notes remains outstanding and provided that the redemption occurs within 120 days after such equity offering of the Company. At any time prior to April 30, 2023, the Company may redeem the First Lien Notes at a redemption price of 104% of the principal amount plus a “make-whole” premium. On or after April 30, 2023, the Company may redeem all or part of the First Lien Notes at fixed redemption prices (which are expressed as percentages of the principal amount) beginning at 104% on April 30, 2023 and declining each 12 month period thereafter to 100% on and after April 30, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Notwithstanding the foregoing, if a Change of Control (as defined in the Indenture, with certain exclusions as provided therein) occurs, the Company will be required to make an offer to repurchase all or any part of each note holder’s notes at a purchase price equal to 101% of the aggregate principal amount of First Lien Notes repurchased, plus accrued and unpaid interest to, but excluding, the applicable date.

The Indenture contains covenants that limit, among other things, the Company’s ability and the ability of the guarantors and other restricted subsidiaries, to: (1) incur, assume or guarantee additional indebtedness; (2) pay dividends or distributions on equity interests or redeem or repurchase equity interests; (3) make investments; (4) repay or redeem junior debt; (5) transfer or sell assets; (6) enter into sale and lease back transactions; (7) create, incur or assume liens; and (8) enter into transactions with certain affiliates. These covenants are subject to a number of important limitations and exceptions.

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

On August 19, 2022, the Company completed a consent solicitation pursuant to which the Company amended the Indenture to (1) implement a consolidated net income builder basket for restricted payments, increase the general basket for restricted payments from $100 million to $175 million and make other incremental changes to the Company’s restricted payments capacity and (2) increase the general basket for investments from the greater of $100 million and 4.0% of total assets to the greater of $175 million and 6.5% of total assets. The Company incurred $4.2 million of costs, of which $3.9 million had been paid as of September 30, 2022, in connection with the consent solicitation, comprised of a consent fee paid to consenting holders and professional fees. These costs are being amortized into interest expense over the expected term of the First Lien Notes using the effective interest method.

Note 9 -Shareholders' Equity

Activity in our various shareholders' equity accounts for the three and nine months ended September 30, 2022 (Successor), the three and five months ended September 30, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor) were as follows (in millions):

	Shares	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings (Deficit)	AOCI	Non-controlling Interest
BALANCE, December 31, 2021 (Successor)	75.0	$0.8	$1,083.0	$16.4	$(33.0)	$(9.1)	$2.7
Net loss	—	—	—	—	(38.6)	—	(1.2)
Share-based compensation cost	—	—	3.4	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(0.3)	—
BALANCE, March 31, 2022 (Successor)	75.0	$0.8	$1,086.4	$16.4	$(71.6)	$(9.4)	$1.5
Net income	—	—	—	—	111.6	—	1.2
Net reclassification adjustment for amounts recognized in net income as a component of net periodic benefit	—	—	—	—	—	(0.1)	—
Share-based compensation cost	—	—	3.5	—	—	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.2)	—	—	—	—
Net other comprehensive income	—	—	—	—	—	0.3	—
BALANCE, June 30, 2022 (Successor)	75.0	$0.8	$1,089.7	$16.4	$40.0	$(9.2)	$2.7
Net income	—	—	—	—	74.3	—	3.4
Share-based compensation cost	—	—	4.6	—	—	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(2.3)	—	—	—	—
Net other comprehensive income	—	—	—	—	—	0.1	—
BALANCE, September 30, 2022 (Successor)	75.0	$0.8	$1,092.0	$16.4	$114.3	$(9.1)	$6.1

	Shares	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings (Deficit)	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2020 (Predecessor)	206.1	$82.6	$8,639.9	$—	$(4,183.8)	$(87.9)	$(76.2)	$(4.3)
Net loss	—	—	—	—	(910.0)	—	—	2.4
Shares issued under share-based compensation plans, net	—	—	(0.2)	—	—	—	0.2	—
Net reclassification adjustment for amounts recognized in net loss as a component of net periodic benefit	—	—	—	—	—	0.1	—	—
Share-based compensation cost	—	—	3.8	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(5.4)	—	—
BALANCE, March 31, 2021 (Predecessor)	206.1	$82.6	$8,643.5	$—	$(5,093.8)	$(93.2)	$(76.0)	$(1.9)
Net loss	—	—	—	—	(3,557.0)	—	—	0.8
Shares issued under share-based compensation plans, net	—	—	(0.5)	—	—	—	0.5	—
Share-based compensation cost	—	—	1.0	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(0.2)	—	—
Cancellation of Predecessor equity	(206.1)	(82.6)	(8,644.0)	—	8,650.8	93.4	75.5	—
Issuance of Successor Common Shares and Warrants	75.0	0.8	1,078.7	16.4	—	—	—	—
BALANCE, April 30, 2021 (Predecessor)	75.0	$0.8	$1,078.7	$16.4	$—	$—	$—	$(1.1)

BALANCE, May 1, 2021 (Successor)	75.0	$0.8	$1,078.7	$16.4	$—	$—	$—	$(1.1)
Net loss	—	—	—	—	(6.2)	—	—	2.1
Net other comprehensive loss	—	—	—	—	—	(0.2)	—	—
BALANCE, June 30, 2021 (Successor)	75.0	$0.8	$1,078.7	$16.4	$(6.2)	$(0.2)	$—	$1.0
Net loss	—	—	—	—	(54.5)	—	—	1.7
Share-based compensation cost	—	—	1.6	—	—	—	—	—
BALANCE, September 30, 2021 (Successor)	75.0	$0.8	$1,080.3	$16.4	$(60.7)	$(0.2)	$—	$2.7

Share Repurchase Program

In September 2022, our Board of Directors authorized a share repurchase program under which we may purchase up to $100 million of our outstanding Common Shares. The share repurchase program does not have a fixed expiration, and may be modified, suspended or discontinued at any time. As of September 30, 2022 (Successor), there have been no share repurchases under this repurchase program.

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

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three and nine months ended September 30, 2022 (Successor), the three and five months ended September 30, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor), and therefore, we used a discrete effective tax rate method to calculate income taxes for each of these periods. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax expense for the three months ended September 30, 2022 (Successor) was $1.4 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, partially offset by discrete tax benefits attributable to the resolution of other prior period tax matters. Discrete income tax benefit for the nine months ended September 30, 2022 (Successor) was $6.9 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters, partially offset by discrete tax expense attributable to income associated with a contract termination. Excluding the aforementioned discrete tax items, income tax expense for the three and nine months ended September 30, 2022 (Successor) was $12.4 million and $40.2 million, respectively.

Discrete income tax expense for the three months ended September 30, 2021 (Successor) was $39.2 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax expense for the five months ended September 30, 2021 (Successor) was $44.8 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters. Discrete income tax expense for the four months ended April 30, 2021 (Predecessor) was $2.2 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters offset by discrete tax benefit related to fresh start accounting adjustments. Excluding the aforementioned discrete tax items, income tax expense for the three and five months ended September 30, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor) was $14.1 million, $23.6 million and $14.0 million, respectively.

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

Letters of Credit

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of September 30, 2022 (Successor) totaled $130.4 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of September 30, 2022 (Successor), we had collateral deposits in the amount of $15.7 million with respect to these agreements.

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

Segment information for the three and nine months ended September 30, 2022 (Successor), the three and five months ended September 30, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor), respectively, are presented below (in millions).

Three Months Ended September 30, 2022 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$201.7	$195.9	$111.4	$39.6	$(111.4)	$437.2
Operating expenses
Contract drilling (exclusive of depreciation)	160.5	128.0	90.0	17.8	(59.6)	336.7
Depreciation	12.6	8.7	15.4	1.2	(15.3)	22.6
General and administrative	—	—	4.7	—	14.5	19.2
Equity in earnings of ARO	—	—	—	—	2.9	2.9
Operating income (loss)	$28.6	$59.2	$1.3	$20.6	$(48.1)	$61.6
Property and equipment, net	$473.4	$386.7	$757.7	$57.7	$(721.9)	$953.6

Three Months Ended September 30, 2021 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$104.3	$186.3	$117.7	$36.1	$(117.7)	$326.7
Operating expenses
Contract drilling (exclusive of depreciation)	91.6	141.7	94.4	14.2	(67.3)	274.6
Depreciation	11.4	12.1	16.8	0.9	(16.8)	24.4
General and administrative	—	—	5.4	—	21.8	27.2
Equity in earnings of ARO	—	—	—	—	2.6	2.6
Operating income (loss)	$1.3	$32.5	$1.1	$21.0	$(52.8)	$3.1
Property and equipment, net	$416.2	$394.2	$728.3	$47.3	$(693.7)	$892.3

Nine Months Ended September 30, 2022 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$489.5	$562.4	$339.1	$117.0	$(339.1)	$1,168.9
Operating expenses
Contract drilling (exclusive of depreciation)	473.4	409.4	256.3	58.0	(167.3)	1,029.8
Loss on impairment	34.5	—	—	—	—	34.5
Depreciation	37.1	26.5	47.3	3.4	(46.9)	67.4
General and administrative	—	—	13.1	—	43.9	57.0
Equity in earnings of ARO	—	—	—	—	15.9	15.9
Operating income (loss)	$(55.5)	$126.5	$22.4	$55.6	$(152.9)	$(3.9)
Property and equipment, net	$473.4	$386.7	$757.7	$57.7	$(721.9)	$953.6

Five Months Ended September 30, 2021 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$154.0	$314.8	$201.7	$60.7	$(201.7)	$529.5
Operating expenses
Contract drilling (exclusive of depreciation)	136.9	237.1	157.3	23.4	(111.5)	443.2
Depreciation	19.3	19.9	26.5	1.7	(26.4)	41.0
General and administrative	—	—	8.5	—	31.4	39.9
Equity in earnings of ARO	—	—	—	—	7.4	7.4
Operating income (loss)	$(2.2)	$57.8	$9.4	$35.6	$(87.8)	$12.8
Property and equipment, net	$416.2	$394.2	$728.3	$47.3	$(693.7)	$892.3

Four Months Ended April 30, 2021 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$115.7	$232.4	163.5	$49.3	$(163.5)	$397.4
Operating expenses
Contract drilling (exclusive of depreciation)	106.5	175.0	116.1	19.9	(73.7)	343.8
Loss on impairment	756.5	—	—	—	—	756.5
Depreciation	72.1	69.7	21.0	14.8	(18.0)	159.6
General and administrative	—	—	4.2	—	26.5	30.7
Equity in earnings of ARO	—	—	—	—	3.1	3.1
Operating income (loss)	$(819.4)	$(12.3)	$22.2	$14.6	$(95.2)	$(890.1)
Property and equipment, net	$419.3	$401.4	$730.7	$50.5	$(692.8)	$909.1

Information about Geographic Areas

As of September 30, 2022, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
North & South America	7	6	—	13	—
Europe & the Mediterranean	4	12	—	16	—
Middle East & Africa	3	6	8	17	7
Asia & Pacific Rim	2	4	—	6	—
Total	16	28	8	52	7

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

Note 13 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Trade	$379.3	$296.8
Income tax receivable	148.4	151.1
Other	25.0	12.7
	552.7	460.6
Allowance for doubtful accounts	(17.2)	(16.4)
	$535.5	$444.2

Other current assets consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Deferred costs	$62.1	$26.9
Prepaid taxes	47.2	44.4
Prepaid expenses	26.5	23.1
Other	27.1	23.4
	$162.9	$117.8

Other assets consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Tax receivables	$60.8	$64.8
Deferred tax assets	51.3	59.7
Right-of-use assets	23.7	20.5
Other	39.7	31.0
	$175.5	$176.0

Accrued liabilities and other consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Deferred revenue	$84.8	$45.8
Income and other taxes payable	51.0	45.7
Personnel costs	48.3	47.3
Accrued claims	23.9	17.3
Accrued interest	18.9	7.6
Lease liabilities	9.7	10.0
Other	25.9	22.5
	$262.5	$196.2

Other liabilities consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Unrecognized tax benefits (inclusive of interest and penalties)	$271.0	$320.2
Pension and other post-retirement benefits	189.8	204.0
Other	79.0	56.9
	$539.8	$581.1

Accumulated other comprehensive loss consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Pension and other post-retirement benefits	$(9.2)	$(9.1)
Currency translation adjustment	0.1	—
	$(9.1)	$(9.1)

Condensed Consolidated Statements of Operations Information

Other, net consisted of the following (in millions):

	Three Months Ended September 30,
	2022	2021
Net foreign currency exchange gains	$9.8	$1.7
Net periodic pension income	4.0	3.7
Net gain on sale of property	0.1	0.3
Other income (expense)	0.2	(0.2)
	$14.1	$5.5

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021
Net gain on sale of property	$137.7	$0.2	$6.0
Net foreign currency exchange gains	25.2	4.8	13.4
Net periodic pension income	12.1	6.1	5.4
Other income (expense)	(0.2)	—	1.1
	$174.8	$11.1	$25.9

Condensed Consolidated Statement of Cash Flows Information

Our restricted cash of $18.2 million and $35.9 million at September 30, 2022 and December 31, 2021, respectively, consists primarily of $15.7 million and $31.1 million of collateral on letters of credit for each respective period. See "Note 11 - Contingencies" for more information regarding our letters of credit.

Concentration of Risk

We are exposed to credit risk relating to our receivables from customers, our cash and cash equivalents and short-term investments. We mitigate our credit risk relating to receivables from customers, which consist primarily of major international, government-owned and independent oil and gas companies, by performing ongoing credit evaluations. We also maintain reserves for potential credit losses, which generally have been within our expectations. We mitigate our credit risk relating to cash and investments by focusing on diversification and quality of instruments.

Consolidated revenues with customers that individually contributed 10% or more of revenue were as follows:

	Three Months Ended September 30,
	2022	2021
BP plc ("BP")(1)	14%	9%
Equinor ASA ("Equinor")(2)	6%	6%
TotalEnergies SE ("Total")(3)	4%	14%
Other	76%	71%
	100%	100%

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021
BP(1)	14%	9%	14%
Equinor(2)	10%	6%	6%
Total(3)	5%	9%	—%
Other	71%	76%	80%
	100%	100%	100%
(1)During the three months ended September 30, 2022 (Successor), 34% of the revenues provided by BP were attributable to our Floaters segment, 25% of the revenues were attributable to our Jackups segment and the remaining were attributable to our managed rigs.

During the nine months ended September 30, 2022 (Successor), 37% of the revenues provided by BP were attributable to our Floaters segment, 19% of the revenues were attributable to our Jackups segment and the remaining were attributable to our managed rigs.

During the three months ended September 30, 2021 (Successor), 24% of the revenues provided by BP were attributable to our Jackups segment, 3% of the revenues were attributable to our Floaters segment, and the remaining were attributable to our managed rigs. During the five months ended September 30, 2021 (Successor), 24% of the revenues were attributable to our Jackups segment, 2% of the revenues were attributable to our Floaters segment and the remaining were attributable to our managed rigs. During the four months ended April 30, 2021 (Predecessor), 37% of the revenue provided by BP were attributable to our Floaters segment, 17% of the revenue were attributable to our Jackups segment and the remaining were attributable to our managed rigs.

(2)During the three months ended September 30, 2022 (Successor), all revenues provided by Equinor were attributable to our Jackups segment.

During the nine months ended September 30, 2022 (Successor), 55% of the revenues provided by Equinor were attributable to our Jackups segment and 45% of the revenues were attributable to our Floaters segment.

During the three and five months ended September 30, 2021 (Successor) and four months ended April 30, 2021 (Predecessor), all revenues provided by Equinor were attributable to our Jackups segment.

(3)During the three and nine months ended September 30, 2022 (Successor) and three and five months ended September 30, 2021 (Successor), all revenues provided by Total were attributable to our Floaters segment.

For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues for locations that individually had 10% or more of revenue are as follows (in millions):

	Three Months Ended September 30,
	2022	2021
U.S. Gulf of Mexico(1)	$95.2	$40.2
United Kingdom(2)	71.4	69.9
Australia(3)	51.8	33.4
Norway(2)	38.6	49.4
Saudi Arabia(4)	30.9	33.5
Mexico(5)	10.7	33.4
Other	138.6	66.9
	$437.2	$326.7

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021
U.S. Gulf of Mexico(1)	$271.6	$71.1	$74.4
United Kingdom(2)	200.1	111.0	75.7
Australia(3)	90.9	51.2	1.0
Norway(2)	91.0	89.9	73.3
Saudi Arabia(4)	104.1	58.7	53.6
Mexico(5)	53.4	52.3	44.3
Other	357.8	95.3	75.1
	$1,168.9	$529.5	$397.4

(1)During the three months ended September 30, 2022 (Successor), 65% and 8% of the revenues earned in U.S. Gulf of Mexico were attributable to our Floaters segment and Jackups segment, respectively. The remaining revenues were attributable to our managed rigs.

During the nine months ended September 30, 2022 (Successor), 66% and 7% of the revenues earned in U.S. Gulf of Mexico were attributable to our Floaters segment and Jackups segment, respectively. The remaining revenues were primarily attributable to our managed rigs.

During the three and five months ended September 30, 2021 (Successor), 46% and 50% of the revenues earned in U.S. Gulf of Mexico were attributable to our Floaters segment respectively. The remaining revenues were attributable to our managed rigs. During the four months ended April 30, 2021 (Predecessor) 64% of the revenues earned in U.S. Gulf of Mexico were attributable to our Floaters segment. The remaining revenues were attributable to our managed rigs.

(2)During the three and nine months ended September 30, 2022 (Successor), five months ended September 30, 2021 (Successor) and four months ended April 30, 2021 (Predecessor), all revenues earned in the United Kingdom and Norway were attributable to our Jackups segment.

(3)During the three and nine months ended September 30, 2022 (Successor), 78% and 80%, respectively, of the revenues earned in Australia were attributable to our Floaters segment and the remaining revenues were attributable to our Jackups segment.

During the three and five months ended September 30, 2021 (Successor), 64% and 62%, respectively, of the revenues earned in Australia were attributable to our Floaters segment and the remaining were attributable to Jackups segment. During the four months ended April 30, 2021 (Predecessor), 77% of the revenues earned in Australia were attributable to our Floaters segment, and the remaining revenues earned in Australia were attributable to our Jackups segment.

(4)During the three and nine months ended September 30, 2022 (Successor), 54% and 58%, respectively, of the revenues earned in Saudi Arabia were attributable to our Jackups segment. The remaining revenues were attributable to our Other segment and relates primarily to our rigs leased to ARO.

During the three and five months ended September 30, 2021 (Successor), 56% and 57%, respectively, of the revenues earned in Saudi Arabia were attributable to our Jackups segment. During the four months ended April 30, 2021 (Predecessor) 57% of the revenues earned in Saudi Arabia were attributable to our Jackups segment. The remaining revenues were attributable to our Other segment and relates to our rigs leased to ARO and certain revenues related to our Secondment Agreement.

(5)During the three months ended September 30, 2022 (Successor), all revenues earned in Mexico were attributable to our Jackups segment. During the nine months ended September 30, 2022 (Successor), 91% of the revenues earned in Mexico were attributable to our Jackups segment, and the remaining revenues were attributable to our Floaters segment.

During the three and five months ended September 30, 2021 (Successor), 52% and 54%, respectively, of the revenues earned in Mexico were attributable to our Jackups segment and the remaining revenues were attributable to our Floaters segment. During the four months ended April 30, 2021 (Predecessor), 51% of the revenues earned in Mexico were attributable to our Jackups segment and the remaining revenues were attributable to our Floaters segment.

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

Oil prices remain volatile through 2022. In the first half of 2022, Brent crude oil prices and volatility increased dramatically, in large part due to Russia’s invasion of Ukraine, which led to sanctions being placed on Russia, including its ability to export crude oil and other petroleum products. The anticipated impact on supply drove Brent crude oil prices above $130 per barrel in early March 2022.

By the end of September 2022, the spot Brent crude price had declined to approximately $88 per barrel due in part to high inflation rates and fears of a global recession that could negatively impact oil demand. In October 2022, Brent crude prices increased after OPEC+ announced that it will cut production quotas by two million barrels per day starting from November 2022.

Despite the high volatility in spot oil prices described above, our customers tend to be more focused on medium-term and long-term commodity prices when making investment decisions due to the longer lead times for offshore projects. These forward prices have experienced far less volatility in 2022 and have maintained levels which are highly constructive for offshore project demand. This is evidenced by increased rig years awarded and increased tendering activity in 2022.

We are experiencing the impacts of global inflation, both in increased personnel costs as well as in the prices of goods and services required to reactivate or operate our rigs. While we are currently unable to estimate the ultimate impact of rising prices, we do expect that our costs will continue to rise in the near term and will impact our profitability. Although certain of our long-term contracts contain provisions for escalating costs, we cannot predict with certainty our ability to successfully claim recoveries of higher costs from our customers under these contractual stipulations.
To date, the COVID-19 pandemic has resulted in limited operational downtime. Costs have resulted from additional personnel, housing and logistics costs in order to mitigate the potential impacts of COVID-19 to our operations. In limited instances, we have been reimbursed for these costs by our customers. Our operations and business may be subject to further economic disruptions as a result of the spread of COVID-19 among our workforce, the extension or imposition of further public health measures affecting supply chain and logistics, and the impact of the pandemic on key customers, suppliers, and other counterparties. There can be no assurance that these, or other issues caused by the COVID-19 pandemic, will not materially affect our ability to operate our rigs in the future.

The outlook for the offshore drilling industry has improved since the beginning of 2021, as evidenced by increasing global utilization and day rates for offshore drilling rigs, most notably for drillships. However, heightened geopolitical tensions have increased volatility, inflation is increasing costs of operations and the global recovery from the COVID-19 pandemic remains uncertain. More recently, the combination of global inflation and a tightening of monetary policy has led to increasing fears of a global economic recession that may have a negative impact on demand for hydrocarbons. As a result, there is still uncertainty around the sustainability of the improvement in oil prices and the recovery in demand for, and profitability of, offshore drilling services.

Backlog

Our backlog was $2.3 billion and $2.4 billion as of October 31, 2022 and February 21, 2022, respectively. The decline in backlog is attributable to the termination of the VALARIS DS-11 contract and revenues realized, partially offset by recent contract awards and contract extensions. Our backlog excludes ARO's backlog but includes backlog of $129.6 million and $134.3 million, respectively, from our rigs leased to ARO at the contractual rates. Contract rates with ARO are subject to adjustment resulting from the shareholder agreement governing the joint venture. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

Our backlog as of February 21, 2022 included approximately $428 million attributable to a contract awarded to VALARIS DS-11 for an eight-well deepwater project in the U.S. Gulf of Mexico that was expected to commence in mid-2024. In June 2022, the customer terminated the contract.

As a result of the contract termination, we received an early termination fee of $51.0 million which is included in revenues on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022. As of the date of the termination, we had incurred costs to upgrade the rig pursuant to the requirements of the contract. Costs incurred for capital upgrades specific to the customer requirements were considered to be impaired and as such, we recorded a pre-tax, non-cash loss on impairment in the second quarter of 2022 of $34.5 million. Additional costs were recorded for penalties and other costs incurred upon cancellation of equipment ordered. See "Note 2 - Revenue from Contracts with Customers" and "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

ARO backlog was $1.3 billion and $1.5 billion as of October 31, 2022 and February 21, 2022, respectively, inclusive of backlog on both ARO owned rigs and rigs leased from us, as revenues realized were partially offset by recent contract awards. As a 50/50 unconsolidated joint venture, when ARO realizes revenue from its backlog, 50% of the earnings thereon would be reflected in our results in equity in earnings of ARO in our Condensed Consolidated Statement of Operations. The earnings from ARO backlog with respect to rigs leased from us will be net of, among other things, payments to us under bareboat charters for those rigs.

BUSINESS ENVIRONMENT

Floaters

Starting in 2021, the more constructive oil price environment has led to an improvement in contracting and tendering activity. On a trailing twelve-month basis, rig years awarded for benign environment floaters are more than 40% higher than the previous twelve months and tendering activity has continued to improve. This increase in activity is also particularly evident for drillships with several multi-year contracts awarded and a meaningful improvement in day rates for this class of assets. We have recently completed the reactivation of three drillships and one semisubmersible which have commenced long-term contracts, and we were awarded an additional long-term contract for one of our stacked drillships that is expected to commence in mid-2023.

Our backlog for our floater segment was $1.4 billion and $1.7 billion as of October 31, 2022 and February 21, 2022, respectively. The decline in backlog is attributable to the termination of the VALARIS DS-11 contract, which represented approximately $428 million of backlog, and revenues realized, partially offset by recent contract awards and contract extensions.

Utilization for our floaters was 48% during the third quarter of 2022 compared to 31% in the second quarter of 2022. Average day rates were approximately $222,000 during the third quarter of 2022 compared to approximately $213,000 in the second quarter of 2022. The increase in average day rate and utilization is primarily due to rigs that were reactivated in the second quarter and subsequently commenced drilling operations.
Benign environment floater supply has declined by 44% to 158 from a peak of 281 in late 2014. Globally, there are 18 newbuild drillships and benign environment semisubmersible rigs reported to be under construction that could increase global supply. However, there are 28 benign environment floaters that are either older than 20 years of age and currently idle or have been stacked for more than three years. Operating costs associated with keeping these rigs idle as well as expenditures required to re-certify some of these rigs may prove cost prohibitive. Drilling contractors may elect to scrap or cold stack a portion of these rigs.
A sustained constructive oil price environment and continued improvement in demand for offshore projects or further rationalization of drilling rig supply are necessary to maintain the improving floater utilization and day rate trajectory.

Jackups

Contracting and tendering activity for jackups began to improve during 2021 as a result of the more constructive oil price environment. Further, we have seen a notable increase in jackup activity in 2022, primarily driven by demand from the Middle East. On a trailing twelve-month basis, rig years awarded for jackups are more than double the previous twelve months and tendering activity has continued to increase.

Our backlog for our jackup segment was $662.7 million and $643.0 million as of October 31, 2022 and February 21, 2022, respectively. The increase in our backlog was due to recent contract awards and contract extensions, partially offset by revenues realized.

Utilization for our jackups of 67% during the third quarter of 2022 was in line with the second quarter of 2022. Average day rates were approximately $100,000 during the third quarter of 2022 compared to approximately $94,000 in the second quarter of 2022. The increase in average day rate was primarily due to rigs that commenced contracts at higher day rates towards the end of the second quarter.

Jackup supply has declined by 9% to 493 from a peak of 542 in early 2015. Globally, there are 21 newbuild jackup rigs reported to be under construction that could increase global supply, of which two are contracted. However, there are 80 jackups that are either older than 30 years and currently idle or have been stacked for more than three years. Expenditures required to re-certify some of these rigs may prove cost prohibitive and drilling contractors may instead elect to scrap or cold stack a portion of these rigs.

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

In September 2022, we reached an agreement to sell VALARIS 54 to a third party, the closing of which is subject to customary closing conditions, after completion of its current contract in March 2023. We expect to recognize a pre-tax gain on the sale of approximately $28 million during the first half of 2023.

During the second quarter of 2022, we sold VALARIS 113 and VALARIS 114 for an aggregate pre-tax gain of $120.0 million, VALARIS 36 for a pre-tax gain of $8.5 million and recognized a pre-tax gain of $7.0 million related to additional proceeds received for our 2020 sale of VALARIS 68 resulting from post-sale conditions of that sale agreement. In the first quarter of 2022, we sold VALARIS 67 for a pre-tax gain of $2.0 million. Gains on sales are included in Other, net on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.

RESULTS OF OPERATIONS

The following table summarizes our Condensed Consolidated Results of Operations for the three months ended September 30, 2022 (Successor) (the "current quarter"), three months ended June 30, 2022 (Successor) (the "preceding quarter"), nine months ended September 30, 2022 (Successor), five months ended September 30, 2021 (Successor) and four months ended April 30, 2021 (Predecessor), and the combined Successor and Predecessor results for the nine months ended September 30, 2021 (Non-GAAP) (in millions):

	Three Months Ended
	September 30, 2022	June 30, 2022
Revenues	$437.2	$413.3
Operating expenses
Contract drilling (exclusive of depreciation)	336.7	361.8
Loss on impairment	—	34.5
Depreciation	22.6	22.3
General and administrative	19.2	19.0
Total operating expenses	378.5	437.6
Equity in earnings of ARO	2.9	8.7
Operating income (loss)	61.6	(15.6)
Other income, net	29.9	148.6
Provision for income taxes	13.8	20.2
Net income	77.7	112.8
Net income attributable to noncontrolling interests	(3.4)	(1.2)
Net income attributable to Valaris	$74.3	$111.6

	Successor	Successor	Predecessor	Combined (Non-GAAP)(1)
	Nine Months Ended September 30, 2022	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021	Nine Months Ended September 30, 2021
Revenues	$1,168.9	$529.5	$397.4	$926.9
Operating expenses
Contract drilling (exclusive of depreciation)	1,029.8	443.2	343.8	787.0
Loss on impairment	34.5	—	756.5	756.5
Depreciation	67.4	41.0	159.6	200.6
General and administrative	57.0	39.9	30.7	70.6
Total operating expenses	1,188.7	524.1	1,290.6	1,814.7
Equity in earnings of ARO	15.9	7.4	3.1	10.5
Operating income (loss)	(3.9)	12.8	(890.1)	(877.3)
Other income (expense), net	187.9	(1.3)	(3,557.5)	(3,558.8)
Provision for income taxes	33.3	68.4	16.2	84.6
Net income (loss)	150.7	(56.9)	(4,463.8)	(4,520.7)
Net income attributable to noncontrolling interests	(3.4)	(3.8)	(3.2)	(7.0)
Net loss attributable to Valaris	$147.3	$(60.7)	$(4,467.0)	$(4,527.7)
(1) We believe that the discussion of our results of operations for the five months ended September 30, 2021 combined with the four-month period ended April 30, 2021 provide more meaningful comparisons to the comparable periods in 2022 and are more useful in understanding operational trends. These combined results do not comply with GAAP and have not been prepared as pro forma results under applicable SEC rules.

Overview

Revenue increased $23.9 million, or 6%, for the current quarter as compared to the preceding quarter, primarily due to $62.2 million from increased operating days across the fleet, $13.0 million from higher average day rates on certain rigs and a $11.2 million increase in amortization of deferred mobilization and capital upgrade revenue. These increases were partially offset by the $51.0 million fee related to the termination of the VALARIS DS-11 contract recorded in the preceding quarter and $6.7 million from lower customer reimbursable revenue.

Revenues increased $242.0 million, or 26%, for the nine months ended September 30, 2022 (Successor) as compared to the combined Successor and Predecessor prior year period, primarily due to $130.7 million from increased operating days across the fleet, a $51.0 million fee related to the termination of the VALARIS DS-11 contract, $30.3 million from higher amortization of deferred revenue, $21.6 million from higher customer reimbursable revenue, and $4.6 million from increased average day rates on certain rigs.

Contract drilling expense decreased $25.1 million, or 7%, for the current quarter as compared to the preceding quarter, primarily due to a $25.6 million decrease in the costs for certain claims, $7.6 million decrease in repair costs for a certain rig, $6.5 million decrease in reactivation costs, $5.3 million decrease in reimbursable costs and $2.4 million decrease due to VALARIS 141, which commenced its lease to ARO in the current quarter. These decreases were partially offset by a $33.4 million increase in costs primarily attributable to reactivated rigs that have returned to work.

Contract drilling expense increased $242.8 million, or 31%, for the nine months ended September 30, 2022 (Successor) as compared to the combined Successor and Predecessor prior year period, primarily due to $125.6 million increase attributable to rigs that have returned to work upon completion of reactivation projects or after being idle in the prior year period, $48.7 million increase in reactivation costs, $34.5 million increase in the costs for certain claims and $28.2 million increase in reimbursable costs.

During the second quarter of 2022 (Successor), we recorded non-cash losses on impairment totaling $34.5 million, with respect to customer-specific capital upgrades for VALARIS DS-11 made pursuant to the terms of the drilling contract that was terminated during the second quarter of 2022. During the four months ended April 30, 2021 (Predecessor), we recorded non-cash losses on impairment totaling $756.5 million, with respect to certain assets in our fleet. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

Depreciation expense decreased $133.2 million, or 66%, for the nine months ended September 30, 2022 (Successor) as compared to the combined Successor and Predecessor prior year period, primarily as a result of the reduction in values of property and equipment from the application of fresh start accounting on the Effective Date.

General and administrative expenses decreased by $13.6 million, or 19%, for the nine months ended September 30, 2022 (Successor) as compared to the combined Successor and Predecessor prior year period, primarily due to a change in incentive compensation structure following the Effective Date.

Other income, net, decreased $118.7 million for the current quarter as compared to the preceding quarter due to gains of $135.5 million that were recognized during the preceding quarter from the sale of VALARIS 113, VALARIS 114 and VALARIS 36 as well as additional proceeds received in the preceding quarter on the sale of a rig in a prior year as a result of post-sale conditions of that sale agreement. This decrease was partially offset by non-cash interest income of $14.8 million recognized in the current quarter for the adjustment to the discount resulting from the partial early repayment on our shareholder notes receivable from ARO.

Other income (expense), net, changed from an expense of $3.6 billion in the combined Successor and Predecessor prior year period to income of $187.9 million for the nine months ended September 30, 2022 (Successor). We recorded $3.6 billion of reorganization costs incurred directly related to the Chapter 11 Cases in the prior year period and in the current year, we recognized a pre-tax gain on sale of property of $137.5 million from the sale of VALARIS 113, VALARIS 114, VALARIS 36 and VALARIS 67 as well as additional proceeds received in the current year period on the sale of a rig in a prior year as a result of post-sale conditions of that sale agreement.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our and ARO's offshore drilling rigs as of the following dates:

	September 30, 2022	June 30, 2022	September 30, 2021
Floaters	16	16	16
Jackups(1)	28	29	33
Other(2)	8	7	8
Held-for-sale(3)	—	—	2
Total Valaris	52	52	59
ARO(4)	7	7	7

(1)During the first quarter of 2022, we sold VALARIS 67 and leased VALARIS 140 to ARO. During the second quarter of 2022, we sold VALARIS 113 and VALARIS 114. During the third quarter of 2022, we leased VALARIS 141 to ARO.
(2)This represents the jackup rigs leased to ARO through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. Rigs leased to ARO operate under three-year contracts with Saudi Aramco. During the fourth quarter of 2021, we sold VALARIS 37, which was previously leased to ARO. During the first quarter of 2022, VALARIS 140 was leased to ARO. During the second quarter of 2022, we sold VALARIS 36, which was previously leased to ARO. During the third quarter of 2022, VALARIS 141 was leased to ARO.

(3)During the fourth quarter of 2021, we sold VALARIS 142 and VALARIS 22 which were classified as held-for-sale as of September 30, 2021.
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

Additionally, ARO has ordered two jackups which are under construction in the Middle East that are not included in the table above.

The following table summarizes our and ARO's rig utilization and average day rates by reportable segment:

	Three Months Ended September 30, 2022	Three Months Ended June 30, 2022	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Rig Utilization(1)
Floaters	48%	31%	35%	27%
Jackups	67%	67%	65%	54%
Other (2)	100%	100%	100%	100%
Total Valaris	66%	61%	62%	55%
ARO	89%	96%	92%	88%
Average Day Rates(3)
Floaters	$221,581	$213,452	$213,438	$194,687
Jackups	100,352	93,851	94,170	97,025
Other (2)	37,688	39,076	38,652	30,956
Total Valaris	$112,462	$97,717	$100,346	$88,694
ARO	$93,364	$92,397	$93,834	$94,709

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
Segment information for the current quarter, the preceding quarter and the nine months ended September 30, 2022 (Successor), the five months ended September 30, 2021 (Successor) and the four months ended April 30, 2021 (Predecessor) and the combined Successor and Predecessor results for the nine months ended September 30, 2021 (Non-GAAP) is as follows (in millions):

Three Months Ended September 30, 2022 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$201.7	$195.9	$111.4	$39.6	$(111.4)	$437.2
Operating expenses
Contract drilling (exclusive of depreciation)	160.5	128.0	90.0	17.8	(59.6)	336.7
Depreciation	12.6	8.7	15.4	1.2	(15.3)	22.6
General and administrative	—	—	4.7	—	14.5	19.2
Equity in earnings of ARO	—	—	—	—	2.9	2.9
Operating income (loss)	$28.6	$59.2	$1.3	$20.6	$(48.1)	$61.6

Three Months Ended June 30, 2022 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$188.1	$185.8	$116.4	$39.4	$(116.4)	$413.3
Operating expenses
Contract drilling (exclusive of depreciation)	165.3	142.2	82.1	24.7	(52.5)	361.8
Loss on impairment	34.5	—	—	—	—	34.5
Depreciation	12.3	8.7	15.4	1.3	(15.4)	22.3
General and administrative	—	—	3.2	—	15.8	19.0
Equity in earnings of ARO	—	—	—	—	8.7	8.7
Operating income (loss)	$(24.0)	$34.9	$15.7	$13.4	$(55.6)	$(15.6)

Nine Months Ended September 30, 2022 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$489.5	$562.4	$339.1	$117.0	$(339.1)	$1,168.9
Operating expenses
Contract drilling (exclusive of depreciation)	473.4	409.4	256.3	58.0	(167.3)	1,029.8
Loss on impairment	34.5	—	—	—	—	34.5
Depreciation	37.1	26.5	47.3	3.4	(46.9)	67.4
General and administrative	—	—	13.1	—	43.9	57
Equity in earnings of ARO	—	—	—	—	15.9	15.9
Operating income (loss)	$(55.5)	$126.5	$22.4	$55.6	$(152.9)	$(3.9)

Five Months Ended September 30, 2021 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$154.0	$314.8	$201.7	$60.7	$(201.7)	$529.5
Operating expenses
Contract drilling (exclusive of depreciation)	136.9	237.1	157.3	23.4	(111.5)	443.2
Depreciation	19.3	19.9	26.5	1.7	(26.4)	41.0
General and administrative	—	—	8.5	—	31.4	39.9
Equity in earnings of ARO	—	—	—	—	7.4	7.4
Operating income (loss)	$(2.2)	$57.8	$9.4	$35.6	$(87.8)	$12.8

Four Months Ended April 30, 2021 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$115.7	$232.4	$163.5	$49.3	$(163.5)	$397.4
Operating expenses
Contract drilling (exclusive of depreciation)	106.5	175.0	116.1	19.9	(73.7)	343.8
Loss on impairment	756.5	—	—	—	—	756.5
Depreciation	72.1	69.7	21.0	14.8	(18.0)	159.6
General and administrative	—	—	4.2	—	26.5	30.7
Equity in earnings of ARO	—	—	—	—	3.1	3.1
Operating income (loss)	$(819.4)	$(12.3)	$22.2	$14.6	$(95.2)	$(890.1)

Combined Nine Months Ended September 30, 2021 (Non-GAAP)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$269.7	$547.2	$365.2	$110.0	$(365.2)	$926.9
Operating expenses
Contract drilling (exclusive of depreciation)	243.4	412.1	273.4	43.3	(185.2)	787.0
Loss on impairment	756.5	—	—	—	—	756.5
Depreciation	91.4	89.6	47.5	16.5	(44.4)	200.6
General and administrative	—	—	12.7	—	57.9	70.6
Equity in earnings of ARO	—	—	—	—	10.5	10.5
Operating income (loss)	$(821.6)	$45.5	$31.6	$50.2	$(183.0)	$(877.3)

Floaters

Floater revenue increased $13.6 million, or 7%, for the current quarter as compared to the preceding quarter, primarily due to $59.5 million from increased operating days, $10.2 million from higher average day rates on certain rigs and a $7.3 million increase in amortization of deferred mobilization and capital upgrade revenue. These increases were partially offset by a $51.0 million fee related to the termination of the VALARIS DS-11 contract recognized in the preceding quarter and $7.8 million from lower customer reimbursable revenue.

Floater revenue increased $219.8 million, or 81%, for the nine months ended September 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, primarily due to $112.6 million from increased operating days, a $51.0 million fee recognized in the second quarter of 2022 related to the termination of the VALARIS DS-11 contract, $24.4 million from increased customer reimbursable revenue, $16.2 million from higher average day rates on certain rigs and a $10.7 million increase in amortization of deferred revenue.

Floater contract drilling expense decreased $4.8 million, or 3%, for the current quarter, as compared to the preceding quarter, primarily due to a $20.0 million decrease in the costs for certain claims, $6.3 million decrease in reimbursable costs, and $6.3 million decrease in rig reactivation costs. These decreases were partially offset by $33.4 million of increased costs primarily attributable to rigs that returned to work following reactivation projects.

Floater contract drilling expense increased $230.0 million, or 94%, for the nine months ended September 30, 2022 (Successor) as compared to the combined Successor and Predecessor prior year period, primarily due to a $95.5 million increase in reactivation costs, $67.0 million increase attributable to rigs that have returned to work upon completion of reactivation projects or after being idle in the prior year period, $25.4 million increase in the costs for certain claims, and $25.2 million increase in reimbursable costs.

During the preceding quarter and nine months ended September 30, 2022 (Successor), we recorded non-cash losses on impairment totaling $34.5 million, with respect to customer-specific capital upgrades for VALARIS DS-11 made pursuant to the terms of the drilling contract that was terminated during the second quarter of 2022. During the four months ending April 30, 2021, we recorded non-cash losses on impairment totaling $756.5 million, with respect to certain assets in our Floater segment. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

Floater depreciation expense decreased $54.3 million, or 59%, for the nine months ended September 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, primarily due to the reduction in values of property and equipment from the application of fresh start accounting on the Effective Date.

Jackups

Jackup revenues increased $10.1 million, or 5%, for the current quarter, as compared to the preceding quarter, primarily due to a $3.9 million increase in amortization of deferred mobilization and capital upgrade revenue, $3.1 million from higher average day rates on certain rigs, and $2.5 million attributable to increased operating days.

Jackup revenues increased $15.2 million, or 3%, for the nine months ended September 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, primarily due to a $20.5 million increase in amortization of deferred revenue and $18.1 million from increased operating days. This increase was partially offset by a decline of $23.1 million due to lower average day rates, and $3.7 million from lower customer reimbursable revenue.

Jackup contract drilling expense decreased $14.2 million, or 10%, for the current quarter as compared to the preceding quarter, primarily due to a $7.6 million decrease in repair costs for a certain rig in the preceding quarter and a $2.4 million decrease due to VALARIS 141, which was leased to ARO the current quarter.

Jackup contract drilling expense decreased marginally by $2.7 million, or 1%, for the nine months ended September 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, primarily due to a $46.5 million decrease in reactivation costs incurred on certain rigs and $11.9 million decrease due to VALARIS 140 and VALARIS 141, which were leased to ARO. These decreases were offset by a $58.6 million increase in costs attributable to rigs that have returned to work upon completion of reactivation projects or after being idle in the prior year period.

Jackup depreciation expense decreased $63.1 million, or 70%, for the nine months ended September 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, primarily due to the reduction in values of property and equipment from the application of fresh start accounting on the Effective Date.

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

ARO revenue decreased $5.0 million, or 4%, for the current quarter, as compared to the preceding quarter, primarily due to a $7.6 million decrease from certain rigs which were undergoing planned maintenance in the current quarter and $2.7 million decrease from VALARIS 36, which operated in the prior quarter until it was sold. These decreases were partially offset by a $3.9 million increase from VALARIS 141, which was leased to ARO and commenced drilling operations in the current quarter.

ARO revenue decreased $26.1 million, or 7%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to a $44.6 million decline from three rigs which operated in the prior year period completing their contracts in 2021 or the current year period. This decrease was partially offset by a $19.5 million increase in revenues for VALARIS 140 and VALARIS 141, which were leased to ARO and commenced drilling operations during the first and third quarter of 2022, respectively.

ARO contract drilling expense increased $7.9 million, or 10%, for the current quarter, as compared to the preceding quarter, primarily due to an increase in payroll costs and higher repair and maintenance costs in the current quarter for certain rigs undergoing maintenance projects.

ARO contract drilling expense decreased $17.1 million, or 6%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to a decrease in bareboat charter lease expense of $13.2 million, primarily as a result of fewer rigs leased from Valaris during the nine months ended September 30, 2022 and a decrease in payroll costs of $6.7 million during the nine months ended September 30, 2021.

Other

Other revenue increased $7.0 million, or 6%, for the nine months ended September 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, primarily due to $11.5 million from higher day rates on certain rigs, partially offset by $3.6 million of lower revenues earned from lease agreements with ARO.

Other contract drilling expenses decreased $6.9 million, or 28%, for the current quarter, as compared to the preceding quarter, due to a $8.4 million decrease in costs for certain claims.

Other contract drilling expenses increased $14.7 million, or 34%, for the nine months ended September 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, primarily due to a $8.7 million increase in costs for certain claims and a $6.2 million increase in personnel costs.

Other depreciation expense decreased $13.1 million, or 79%, for the nine months ended September 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, primarily due to the reduction in values of property and equipment from the application of fresh start accounting on the Effective Date.

Other Income (Expense)

The following table summarizes other income (expense) (in millions):

	Three Months Ended
	September 30, 2022	June 30, 2022
Interest income	$27.9	$11.2
Interest expense	(11.7)	(11.6)
Net foreign currency exchange gains	9.8	10.7
Reorganization items, net	(0.4)	(0.7)
Net gain on sale of property	0.1	135.1
Other	4.2	3.9
	$29.9	$148.6

	Successor	Successor	Predecessor	Combined (Non-GAAP)
	Nine Months Ended September 30, 2022	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021	Nine Months Ended September 30, 2021
Net gain on sale of property	$137.7	$0.2	$6.0	$6.2
Interest income	50.0	17.5	3.6	21.1
Interest expense	(34.8)	(19.3)	(2.4)	(21.7)
Net foreign currency exchange gains	25.2	4.8	13.4	18.2
Reorganization items, net	(2.1)	(10.6)	(3,584.6)	(3,595.2)
Other	11.9	6.1	6.5	12.6
	$187.9	$(1.3)	$(3,557.5)	$(3,558.8)

Net gains on the sale of property of $135.5 million were recognized in the second quarter of 2022 related to the sales of VALARIS 113, VALARIS 114 and VALARIS 36 as well as additional proceeds received on the sale of a rig in a prior year as a result of post-sale conditions of that sale agreement.

Interest income increased by $16.7 million for the current quarter as compared to the preceding quarter, primarily due to non-cash interest income of $14.8 million recognized in the current quarter for the discount attributable to the partial repayment on our notes receivable from ARO.

Interest income increased by $28.9 million for the nine months ended September 30, 2022 (Successor), as compared to the combined Successor and Predecessor prior year period, primarily due to non-cash interest income of $14.8 million recognized in the third quarter for the discount attributable to the partial repayment on our shareholder notes receivable from ARO and incremental amortization as the discount on the shareholder notes were only amortized for five months in the combined prior year period as opposed to nine months in the current year period.

Interest expense increased by $13.1 million for the nine months ended September 30, 2022 (Successor), compared to the combined Successor and Predecessor prior year period, as our First Lien Notes were outstanding for five months in the combined prior year period as compared to nine months in the current year.

Reorganization items, net of $3.6 billion for the combined Successor and Predecessor prior year period were recognized related to legal and other professional advisory service fees pertaining to the Chapter 11 Cases, contract items related to rejecting certain operating leases and the effects of the emergence from bankruptcy; including the application of fresh start accounting.

Our functional currency is the U.S. dollar and we predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. However, we have net assets and liabilities denominated in numerous foreign currencies and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates.

Net foreign currency exchange gains of $9.8 million for the current quarter primarily included gains of $5.8 million, $1.7 million and $1.6 million related to euros, Norwegian krone and British pounds, respectively. Net foreign currency exchange gains of $10.7 million for the preceding quarter primarily included gains of $5.2 million, $2.1 million and $2.1 million related to euros, British pounds and Norwegian krone, respectively. Net foreign currency exchange gains of $25.2 million for the nine months ended September 30, 2022 (Successor), primarily included gains of $14.4 million, $3.9 million and $3.6 million related to euros, British pounds and Norwegian krone, respectively. Net foreign currency exchange gains of $18.2 million for the combined Successor and Predecessor prior year period primarily included gains of $11.7 million and $6.2 million related to Libyan dinars and euros, respectively.

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

Discrete income tax expense for the current quarter was $1.4 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, partially offset by discrete tax benefits attributable to the resolution of other prior period tax matters. Discrete income tax expense for the preceding quarter was $6.2 million and was primarily attributable to income associated with a contract termination. Excluding the aforementioned discrete tax items, income tax expense for the current quarter and preceding quarter was $12.4 million and $14.0 million, respectively.

Discrete income tax benefit for the nine months ended September 30, 2022 (Successor) was $6.9 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters, partially offset by discrete tax expense attributable to income associated with a contract termination. Discrete income tax expense for the five months ended September 30, 2021 (Successor) was $44.8 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters. Discrete income tax expense for the four months ended April 30, 2021 (Predecessor) was $2.2 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters offset by discrete tax benefit related to fresh start accounting adjustments. Excluding the aforementioned discrete tax items, income tax expense for the nine months ended September 30, 2022 (Successor), the five months ended September 30, 2021 (Successor) and the four months ended April 30, 2021 (Predecessor) was $40.2 million, $23.6 million and $14.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures as well as working capital requirements, from cash and cash equivalents, short-term investments and cash flows from operations. We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures from cash and cash equivalents, short-term investments, cash flows from operations, as well as cash to be received from maturity of our long-term notes receivable and from the distribution of earnings from ARO. If necessary, we may rely on the incurrence of debt or the issuance of equity securities in the future to supplement our liquidity needs. However, the Indenture contains covenants that limit our ability to incur additional indebtedness.

As of September 30, 2022, our cash and cash equivalents and short-term investments were $406.0 million and $220.0 million respectively. As of December 31, 2021, our cash and cash equivalents were $608.7 million and there were no short-term investments. We have no debt principal payments due until 2028. See "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the First Lien Notes.

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

	Successor		Predecessor
	Nine Months Ended September 30, 2022	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021
Net cash used in operating activities	$(27.0)	$(19.0)	$(39.8)
Additions to property and equipment	$(153.1)	$(23.7)	$(8.7)

During the nine months ended September 30, 2022 (Successor), our uses of cash in operating activities of $27.0 million related primarily to the reactivation of drilling rigs for new contracts as well as the payment of certain taxes.

During the five months ended September 30, 2021 (Successor), our uses of cash in operating activities of $19.0 million primarily related to reorganization costs and mobilization of drilling rigs for new contracts.

During the four months ended April 30, 2021 (Predecessor), our primary sources of cash were $520.0 million from the issuance of the First Lien Notes and proceeds of $30.1 million for the disposition of assets. For the same period, our uses of cash in operating activities of $39.8 million primarily related to declining margins and reorganization costs.

We have construction agreements, as amended, with a shipyard that provide for, among other things, an option construct whereby the Company has the right, but not the obligation, to take delivery of either or both VALARIS DS-13 and VALARIS DS-14 rigs under construction on or before December 31, 2023. Under the amended agreements, the purchase prices for the rigs are estimated to be $119.1 million for VALARIS DS-13 and $218.3 million for VALARIS DS-14, assuming a December 31, 2023 delivery date. Delivery can be requested any time prior to December 31, 2023 with a downward purchase price adjustment based on predetermined terms. If the Company elects not to purchase the rigs, the Company has no further obligations to the shipyard.

We continue to take a disciplined approach to reactivations with our stacked rigs, only returning them to the active fleet when there is visibility into work at attractive economics. In most cases, we expect the initial contract to pay for the reactivation costs and that the rig would have solid prospects for longer-term work. Most of the reactivation cost will be operating expenses, recognized in the income statement, related to de-preservation activities, including reinstalling key pieces of equipment and crew costs. Capital expenditures during reactivations include rig modifications, equipment overhauls and any customer required capital upgrades. We would generally expect to be compensated for any customer-specific enhancements.

Based on our current projections, we expect capital expenditures during 2022 to approximate $205 to $210 million for rig enhancement, reactivation and upgrade projects. These revised, lower projections are the result of removing expected contract-specific capital upgrades for a terminated contract for which we expected significant reimbursements and received a termination payment. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

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

Financing and Capital Resources

First Lien Notes

We have $550 million aggregate principal amount of Senior Secured First Lien Notes due 2028 (the "First Lien Notes") which were issued on the Effective Date pursuant to the Indenture. The First Lien Notes are scheduled to mature on April 30, 2028. See "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the First Lien Notes and completion of the consent solicitation during the third quarter of 2022.

Investment in ARO and Notes Receivable from ARO

We consider our investment in ARO to be a significant component of our investment portfolio and an integral part of our long-term capital resources. We expect to receive cash from ARO in the future both from the maturity of our long-term notes receivable and from the distribution of earnings from ARO.

The long-term notes receivable, which are governed by the laws of Saudi Arabia, mature in 2027 and 2028. In the event that ARO is unable to repay these notes when they become due, we would require the prior consent of our joint venture partner to enforce ARO’s payment obligations. In September 2022, we received a payment of $40.0 million from ARO representing a partial early repayment of the shareholder notes receivable.

The following table summarizes the maturity schedule of our notes receivable from ARO as of September 30, 2022 (in millions):

Maturity Date	Principal Amount
October 2027	$225.0
October 2028	177.7
Total	$402.7

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

Share Repurchase Program

In September 2022, our Board of Directors authorized a share repurchase program under which we may purchase up to $100 million of our outstanding Common Shares. The share repurchase program does not have a fixed expiration, and may be modified, suspended or discontinued at any time. We are under no obligation to purchase any Common Shares under the share repurchase program. Common Shares may be repurchased under the repurchase program in open market purchases, private-negotiated purchases, through block trades, by effecting a tender offer, by way of accelerated share repurchase transactions or other derivative transactions, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. The manner, timing, pricing and amount of any repurchases will be subject to our discretion and may be based upon a number of factors, including market conditions, our earnings, capital requirements, financial conditions, available cash resources and competing uses for cash that may arise in the future, the Indenture's restrictions that govern the

First Lien Notes and other factors. We did not purchase any Common Shares during the three months ended September 30, 2022 under the repurchase program.

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of September 30, 2022, we were contingently liable for an aggregate amount of $130.4 million under outstanding letters of credit which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of September 30, 2022, we had collateral deposits in the amount of $15.7 million with respect to these agreements.

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. ARO has plans to purchase 20 newbuild jackup rigs over an approximate 10-year period. In January 2020, ARO ordered the first two newbuild jackups, each with a shipyard price of $176.0 million. While the shipyard contract contemplated that these newbuild rigs would be delivered in 2022, we expect delivery of the rigs to be delayed into 2023. ARO is expected to place orders for two additional newbuild jackups in the near term. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash from ARO's operations and/or funds available from third-party debt financing. ARO paid a 25% down payment from cash on hand for each of the newbuilds ordered in January 2020 and is actively exploring financing options for remaining payments due upon delivery. In the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Each partner's commitment shall be reduced by the actual cost of each newbuild rig, as delivered, on a proportionate basis. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on ARO.

Tax Assessments

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101 million ($64.6 million converted at current period-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42 million payment (approximately $29 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have a $16.5 million liability for unrecognized tax benefits relating to these assessments as of September 30, 2022. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

SUPPLEMENTAL FINANCIAL INFORMATION

Guarantees of Registered Securities

The First Lien Notes issued by Valaris Limited have been fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by certain of the direct and indirect subsidiaries (the “Guarantors”) of Valaris Limited under the Indenture governing the First Lien Notes (the “Guarantees”). The First Lien Notes and Guarantees are secured by liens on the collateral, including, among other things, subject to certain agreed security principles, (1) first-priority perfected liens on 100% of the equity interests of each restricted subsidiary directly owned by Valaris Limited or any Guarantor and (2) a first-priority perfected lien on substantially all assets of Valaris Limited and each Guarantor, in each case subject to certain exceptions and limitations (collectively, the “Collateral”). We are providing the following information about the Guarantors and the Collateral in compliance with Rules 13-01 and 13-02 of Regulation S-X.

First Lien Note Guarantees

The Guarantees are joint and several senior secured obligations of each Guarantor and rank equally in right of payment with existing and future senior indebtedness of such Guarantor and effectively senior to such Guarantor’s existing and future indebtedness (1) that is not secured by a lien on the Collateral securing the First Lien Notes, or (2) that is secured by a lien on the Collateral securing the First Lien Notes ranking junior to the liens securing the First Lien Notes. The Guarantees rank effectively junior to such Guarantor’s existing and future secured indebtedness (1) that is secured by a lien on the Collateral that is senior or prior to the lien securing the First Lien Notes, or (2) that is secured by liens on assets that are not part of the Collateral, to the extent of the value of such assets. The Guarantees rank equally with such Guarantor’s existing and future indebtedness that is secured by first-priority liens on the Collateral and senior in right of payment to any existing and future subordinated indebtedness of such Guarantor. The Guarantees are structurally subordinated to all existing and future indebtedness and other liabilities of any non-Guarantors, including trade payables (other than indebtedness and liabilities owed to such Guarantor).

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

The assets, liabilities and results of operations of the combined affiliates whose securities are pledged as collateral are not materially different than the corresponding amounts presented in Valaris Limited's consolidated financial statements, except with respect to (1) approximately $312 million of cash held at Valaris Limited, (2) approximately $220 million of short-term investments, and (3) the First Lien Notes and related accrued interest and interest expense. The value of the pledged equity is subject to fluctuations based on factors that include, among other things, general economic conditions and the ability to realize on the Collateral as part of a going concern and in an orderly fashion to available and willing buyers and outside of distressed circumstances. There is no trading market for the pledged equity interests.

Under the terms of the Indenture and the other documents governing the obligations with respect to the First Lien Notes (the “Notes Documents”), Valaris Limited and the Guarantors will be entitled to the release of the Collateral from the liens securing the First Lien Notes under one or more circumstances, including (1) upon full and final payment of any such obligations; (2) to the extent that proceeds continue to constitute Collateral, in the event that Collateral is sold, transferred, disbursed or otherwise disposed of in accordance with the Notes Documents; (3) upon our exercise of legal defeasance, covenant defeasance or discharge under the Indenture; (4) with respect to vessels, certain specified events permitting release of the mortgage with respect to such vessels under the Indenture; (5) with the consent of the requisite holders under the Indenture; (6) with respect to equity interests in restricted subsidiaries that incur permitted indebtedness, if such equity interests shall secure such other indebtedness and the same is permitted under the terms of the Indenture; and (7) as provided in the intercreditor agreement. The collateral agency agreement also provides for release of the Collateral from the liens securing the Notes under the above-described circumstances (but including additional requirements for release in relation to all of the documents governing the indebtedness that is secured by first-priority liens on the Collateral, in addition to the Indenture). Upon the release of any subsidiary from its guarantee, if any, in accordance with the terms of the Indenture, the lien on any pledged equity interests issued by such Guarantor and on any assets of such Guarantor will automatically terminate.

Summarized Financial Information

The summarized financial information below reflects the combined accounts of the Guarantors and Valaris Limited (collectively, the “Obligors”), for the dates and periods indicated. The financial information is presented on a combined basis and intercompany balances and transactions between entities in the Obligor group have been eliminated.

Summarized Balance Sheet Information:

(in millions)	September 30, 2022	December 31, 2021
ASSETS
Current assets	$1,284.2	$1,147.4
Amounts due from non-guarantor subsidiaries, current	621.7	791.9
Amounts due from related party, current	9.0	13.1
Noncurrent assets	1,048.8	990.7
Amounts due from non-guarantor subsidiaries, noncurrent	1,466.9	1,469.7
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities	432.6	309.6
Amounts due to non-guarantor subsidiaries, current	7.5	55.3
Amounts due to related party, current	36.3	38.3
Long-term debt	541.8	545.3
Noncurrent liabilities	454.1	438.6
Amounts due to non-guarantor subsidiaries, noncurrent	1,926.2	1,921.6
Noncontrolling interest	6.0	2.6

Summarized Statement of Operations Information:

	Three Months Ended September 30,
(in millions)	2022	2021
Operating revenues	$400.0	$295.7
Operating revenues from related party	14.2	14.7
Operating costs and expenses	358.9	308.6
Reorganization expense	(0.4)	(6.5)
Income (loss) from continuing operations	40.9	(74.9)
Net income attributable to noncontrolling interest	(3.4)	(1.7)
Net income (loss)	37.5	(76.6)

	Successor		Predecessor
(in millions)	Nine Months Ended September 30, 2022	Five Months Ended September 30, 2021	Four Months Ended April 30, 2021
Operating revenues	$1,076.7	$515.6	$388.8
Operating revenues from related party	44.0	25.5	23.1
Operating costs and expenses	1,128.2	503.6	1,272.9
Reorganization expense	(2.1)	(10.6)	(3,584.1)
Income (loss) from continuing operations	58.3	99.5	(4,343.4)
Net income attributable to noncontrolling interest	(3.4)	(3.8)	(3.2)
Net income (loss)	54.9	95.7	(4,346.6)
MARKET RISK

Interest Rate Risk

Our outstanding debt at September 30, 2022 consisted of our $550 million aggregate principal amount of First Lien Notes. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates impacting the fair value of the debt.

Our long-term notes receivable from ARO bear interest based on a one-year LIBOR rate, set as of the end of the year prior to the year applicable, plus two percent. As the notes bear interest on the LIBOR rate determined at the end of the preceding year, the rate governing our interest income in 2022 has already been determined. A hypothetical 1% decrease to LIBOR would decrease interest income for the year ended December 31, 2022 by $4.0 million based on the principal amount outstanding at September 30, 2022 of $402.7 million.

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

Based on their evaluation as of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There have been no material changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2019, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.5 million liability related to these matters was included in Accrued liabilities and other on our Condensed Consolidated Balance Sheet as of September 30, 2022 included in "Item 1. Financial Statements."

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In September 2022, our Board of Directors authorized a share repurchase program under which we may purchase up to $100 million of our outstanding Common Shares. The share repurchase program does not have a fixed expiration, and may be modified, suspended or discontinued at any time. As of September 30, 2022, there have been no share repurchases under the share repurchase program.

Item 6.   Exhibits

Exhibit Number	Exhibit
4.1
Fourth Supplemental Indenture, dated August 19, 2022, among Valaris Limited, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and first lien collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filled on August 22, 2022, File No, 1-8097)

+*10.1	Employment Agreement, commencing as of September 24, 2022, by and between Ensco Services Limited and Matthew Lyne
*22.1	List of Guarantor Subsidiaries and Affiliate Securities Pledged as Collateral
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included with Exhibit 101 attachments).
*   Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan and arrangement required to be filed as an exhibit pursuant to Item 6 of this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris Limited

Date:	November 1, 2022	/s/ CHRISTOPHER T. WEBER
Christopher T. Weber Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ COLLEEN W. GRABLE
Colleen W. Grable Vice President and Controller (principal accounting officer)