Form 10-Q
period 2023-03-31
Valaris Ltd
filed 2023-05-02
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes  ☒  No  ☐

As of April 27, 2023, there were 75,181,200 Common Shares of the registrant issued and outstanding.

VALARIS LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "likely," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; expected utilization, day rates, revenues, operating expenses, cash flows, contract status, terms and duration, contract backlog, capital expenditures, insurance, financing and funding; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effect of the volatility of commodity prices; expected work commitments, awards, contracts and letters of intent; the availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; rig reactivations, enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; performance of our joint ventures, including our joint venture with Saudi Arabian Oil Company ("Saudi Aramco"); divestitures of assets; general market, business and industry conditions, trends and outlook; general political conditions, including political tensions, conflicts and war (such as the ongoing conflict in Ukraine); the impacts and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic; future operations; the impact of increasing regulatory complexity; the outcome of tax disputes, assessments and settlements; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.
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
•general economic and business conditions, including recessions, inflation, volatility affecting the banking system and financial markets and adverse changes in the level of international trade activity;
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
•impacts and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, the related public health measures implemented by governments worldwide, the duration and severity of the outbreak and its impact on global oil demand, the volatility in prices for oil and natural gas and the extent of disruptions to our operations;
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
•forecasts or expectations regarding the global energy transition, including consumer preferences for alternative fuels and electric-powered vehicles, as part of the global energy transition;
•increased scrutiny from regulators, market and industry participants, stakeholders and others in regard to our environmental, social and governance ("ESG") practices and reporting;
•our ability to achieve our ESG aspirations, targets, goals and commitments, including our Scope 1 emissions intensity reduction target, or the impact of any changes in our ESG strategy or commitments;

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
In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report, and "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2022, which is available on the U.S. Securities and Exchange Commission website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING REVENUES	$430.1	$318.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	377.2	331.3
Depreciation	23.3	22.5
General and administrative	24.4	18.8
Total operating expenses	424.9	372.6
EQUITY IN EARNINGS OF ARO	3.3	4.3
OPERATING INCOME (LOSS)	8.5	(49.9)
OTHER INCOME (EXPENSE)
Interest income	23.0	10.9
Interest expense, net	(11.1)	(11.5)
Other, net	0.6	10.0
	12.5	9.4
INCOME (LOSS) BEFORE INCOME TAXES	21.0	(40.5)
BENEFIT FROM INCOME TAXES
Current income tax benefit	(32.2)	(0.1)
Deferred income tax expense (benefit)	4.6	(0.6)
	(27.6)	(0.7)
NET INCOME (LOSS)	48.6	(39.8)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.9)	1.2
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$46.7	$(38.6)
EARNINGS (LOSS) PER SHARE
Basic	$0.62	$(0.51)
Diluted	$0.61	$(0.51)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	$75.2	$75.0
Diluted	76.4	75.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
NET INCOME (LOSS)	$48.6	$(39.8)
OTHER COMPREHENSIVE LOSS, NET
Net reclassification adjustment for amounts recognized in net income as a component of net periodic pension benefit	(0.1)	—
Other	(0.1)	(0.3)
NET OTHER COMPREHENSIVE LOSS	(0.2)	(0.3)
COMPREHENSIVE INCOME (LOSS)	48.4	(40.1)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.9)	1.2
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$46.5	$(38.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$822.5	$724.1
Restricted cash	21.5	24.4
Accounts receivable, net	393.4	449.1
Other current assets	158.1	148.6
Total current assets	1,395.5	1,346.2
PROPERTY AND EQUIPMENT, AT COST	1,196.1	1,134.5
Less accumulated depreciation	180.6	157.3
Property and equipment, net	1,015.5	977.2
LONG-TERM NOTES RECEIVABLE FROM ARO	261.0	254.0
INVESTMENT IN ARO	114.4	111.1
OTHER ASSETS	164.8	171.8
	$2,951.2	$2,860.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$324.1	$256.5
Accrued liabilities and other	267.7	247.9
Total current liabilities	591.8	504.4
LONG-TERM DEBT	542.8	542.4
OTHER LIABILITIES	464.6	515.6
Total liabilities	1,599.2	1,562.4
COMMITMENTS AND CONTINGENCIES
VALARIS SHAREHOLDERS' EQUITY
Common shares, $0.01 par value, 700.0 shares authorized, 75.2 shares issued as of March 31, 2023 and December 31, 2022, respectively	0.8	0.8
Preference shares, $0.01 par value, 150.0 shares authorized, no shares issued as of March 31, 2023 and December 31, 2022	—	—
Stock warrants	16.4	16.4
Additional paid-in capital	1,103.6	1,097.9
Retained earnings	206.8	160.1
Accumulated other comprehensive income	14.5	14.7
Total Valaris shareholders' equity	1,342.1	1,289.9
NONCONTROLLING INTERESTS	9.9	8.0
Total equity	1,352.0	1,297.9
	$2,951.2	$2,860.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$48.6	$(39.8)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	23.3	22.5
Accretion of discount on the Notes Receivable from ARO	(7.0)	(7.7)
Share-based compensation expense	5.7	3.4
Deferred income tax expense (benefit)	4.6	(0.6)
Amortization, net	(4.2)	1.6
Equity in earnings of ARO	(3.3)	(4.3)
Net periodic pension and retiree medical income	(0.1)	(4.0)
Gain on asset disposals	(0.1)	(2.5)
Other	0.1	0.5
Changes in operating assets and liabilities	85.1	32.5
Contributions to pension plans and other post-retirement benefits	(1.0)	(0.8)
Net cash provided by operating activities	151.7	0.8
INVESTING ACTIVITIES
Additions to property and equipment	(56.3)	(38.5)
Net proceeds from disposition of assets	0.1	1.3
Net cash used in investing activities	(56.2)	(37.2)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	95.5	(36.4)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	748.5	644.6
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$844.0	$608.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Valaris Limited and its subsidiaries (the "Company," "Valaris," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2022 Condensed Consolidated Balance Sheet data was derived from our 2022 audited consolidated financial statements but does not include all disclosures required by GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2023, or for any future period. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023 (our "Annual Report").

Summary of Significant Accounting Policies

Please refer to "Note 1. Description of the Business and Summary of Significant Accounting Policies" of our Consolidated Financial Statements from our Annual Report for the discussion of our significant accounting policies.

New Accounting Pronouncements

Recently adopted accounting pronouncements

Business Combinations - In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“Update 2021-08”). ASU No. 2021-08 requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 and provides practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities for the sale of nonfinancial assets within the scope of Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. The FASB issued the update to improve the accounting for acquired revenue contracts with customers in a business combination. Update 2021-08 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We adopted Update 2021-08 effective January 1, 2023 with no material impact to our condensed consolidated financial statements upon adoption.

Accounting pronouncements to be adopted

Reference Rate Reform - In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("Update 2020-04"), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in Update 2020-04 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients and that are retained through the end of the hedging relationship. The provisions in Update 2020-04 are effective upon issuance and can be applied prospectively through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022, to December 31, 2024. Our long-term notes receivable from Saudi Aramco Rowan Offshore Drilling Company, our 50/50 unconsolidated joint venture with Saudi Aramco ("ARO"), from which we generate interest income on a LIBOR-based rate (the "Notes Receivable from ARO"), are impacted by the application of this standard. As the Notes Receivable from ARO bear interest on the LIBOR rate determined at the end of the preceding year, the rate governing our interest income in 2023 has already been determined. We expect to be able to modify the terms of our Notes Receivable from ARO to a comparable interest rate before the applicable LIBOR rate is no longer available and as such, do not expect this standard to have a material impact to our condensed consolidated financial statements.

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

The remaining duration of our drilling contracts based on those in place as of March 31, 2023 was between approximately 1 month and 5 years.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	March 31, 2023	December 31, 2022
Current contract assets	$1.3	$4.6
Noncurrent contract assets	$1.2	$0.7
Current contract liabilities (deferred revenue)	$65.8	$78.0
Noncurrent contract liabilities (deferred revenue)	$32.4	$41.0

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2022	$5.3	$119.0
Revenue recognized in advance of right to bill customer	1.1	—
Increase due to cash received	—	15.2
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(23.3)
Decrease due to amortization of deferred revenue added during the period	—	(4.2)
Decrease due to transfer to receivables and payables during the period	(3.9)	(8.5)
Balance as of March 31, 2023	$2.5	$98.2

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Deferred contract costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $53.8 million and $57.3 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, amortization of such costs totaled $20.0 million and $11.7 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $19.2 million and $16.2 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, amortization of such costs totaled $2.7 million and $0.3 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

The table below reflects the expected future amortization of our contract liabilities and deferred costs recorded as of March 31, 2023. In the case of our contract liabilities related to our bareboat charter arrangements with ARO, the contract liability is not amortized and as such, the amount is reflected in the table below at the end of the current lease term. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

	(In millions)
	Remaining 2023	2024	2025	2026 and Thereafter	Total
Amortization of contract liabilities	$53.3	$41.7	$2.0	$1.2	$98.2
Amortization of deferred costs	$51.7	$19.2	$1.6	$0.5	$73.0

Note 3 -Equity Method Investment in ARO

Background

ARO is a 50/50 unconsolidated joint venture between the Company and Saudi Aramco that owns and operates offshore drilling rigs in Saudi Arabia. As of March 31, 2023, ARO owns seven jackup rigs, has ordered two newbuild jackup rigs, and leases eight rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO.

ARO has plans to purchase 20 newbuild jackup rigs over an approximate 10-year period. In January 2020, ARO ordered the first two newbuild jackups, and the delivery of these rigs is expected in 2023. ARO is expected to place orders for two additional newbuild jackups in the near term. In connection with these plans, we have a potential obligation to fund ARO for newbuild jackup rigs. See "Note 11 - Contingencies" for additional information.

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

Summarized financial information for ARO is as follows (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues	$123.6	$111.3
Operating expenses
Contract drilling (exclusive of depreciation)	90.9	84.2
Depreciation	15.0	16.5
General and administrative	4.6	5.2
Operating income	13.1	5.4
Other expense, net	10.4	3.3
Provision for income taxes	1.9	0.7
Net income	$0.8	$1.4

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$101.2	$176.2
Other current assets	189.3	140.6
Non-current assets	830.2	818.1
Total assets	$1,120.7	$1,134.9

Current liabilities	$68.5	$86.3
Non-current liabilities	887.4	884.6
Total liabilities	$955.9	$970.9

Equity in Earnings of ARO

We account for our interest in ARO using the equity method of accounting and only recognize our portion of ARO's net income, adjusted for basis differences as discussed below, which is included in Equity in earnings of ARO in our Condensed Consolidated Statements of Operations.

Our equity method investment in ARO was recorded at its estimated fair value at both the Effective Date and the date of our 2019 transaction where we acquired the subsidiary that held the joint venture interest. We computed the difference between the fair value of ARO's net assets and the carrying value of those net assets in ARO's U.S. GAAP financial statements ("basis differences") on each of these dates. These basis differences primarily related to ARO's long-lived assets and the recognition of intangible assets associated with certain of ARO's drilling contracts that were determined to have favorable terms as of the measurement dates.

Basis differences are amortized over the remaining life of the assets or liabilities to which they relate and are recognized as an adjustment to the Equity in earnings of ARO in our Condensed Consolidated Statements of Operations. The amortization of those basis differences is combined with our 50% interest in ARO's net income. A reconciliation of those components is presented below (in millions):

	Three Months Ended March 31,
	2023	2022
50% interest in ARO net income	$0.4	$0.7
Amortization of basis differences	2.9	3.6
Equity in earnings of ARO	$3.3	$4.3

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements were $18.8 million and $14.2 million for the three months ended March 31, 2023 and 2022, respectively.

Our balances related to the ARO lease agreements were as follows (in millions):

	March 31, 2023	December 31, 2022
Amounts receivable (1)	$16.9	$12.0
Contract liabilities(2)	8.9	16.7
Accounts payable(2)	$53.4	$43.2

(1)Amounts receivable from ARO is included in Accounts receivable, net in our Condensed Consolidated Balance Sheet.
(2)The per day bareboat charter amount in the Lease Agreements is subject to adjustment based on actual performance of the respective rig and as such contract liabilities related to the Lease Agreements are subject to adjustment during the lease term. Upon completion of the lease term, such amount becomes a payable to or a receivable from ARO.

During 2017 and 2018, the Company contributed cash to ARO in exchange for the 10-year Notes Receivable from ARO based on a one-year LIBOR rate, set as of the end of the year prior to the year applicable, plus two percent.

The principal amount and discount of the Notes Receivable from ARO were as follows (in millions):

	March 31, 2023	December 31, 2022
Principal amount	$402.7	$402.7
Discount	(141.7)	(148.7)
Carrying value	$261.0	$254.0

Interest receivable(1)(2)	$7.5	$—

(1)Our interest receivable from ARO is included in Accounts receivable, net in our Condensed Consolidated Balance Sheet.
(2)We collected our 2022 interest on the Notes Receivable from ARO in cash prior to December 31, 2022, and as such, there was no interest receivable from ARO as of December 31, 2022.

Interest income earned on the Notes Receivable from ARO was as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Interest income	$7.5	$2.8
Non-cash amortization	7.0	7.7
Total interest income on the Notes Receivable from ARO	$14.5	$10.5

Note 4 -Fair Value Measurements

The carrying values and estimated fair values of certain of our financial instruments were as follows (in millions):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
First Lien Notes (1)	$542.8	$561.8	$542.4	$545.9
Long-term notes receivable from ARO (2)	$261.0	$321.9	$254.0	$336.7

(1)The estimated fair value of the Senior Secured First Lien Notes due 2028 (the "First Lien Notes") was determined using quoted market prices, which are level 1 inputs.

(2)The estimated fair value of our Notes Receivable from ARO was estimated using an income approach to value the forecasted cash flows attributed to the Notes Receivable from ARO using a discount rate based on a comparable yield with a country-specific risk premium, which are considered to be level 2 inputs.

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of March 31, 2023 and December 31, 2022.

Note 5 -Property and Equipment

Property and equipment consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Drilling rigs and equipment	$1,049.3	$1,036.5
Work-in-progress	108.0	59.8
Other	38.8	38.2
	$1,196.1	$1,134.5

No assets were classified as held-for-sale on our Condensed Consolidated Balance Sheet as of March 31, 2023, or December 31, 2022.

In April 2023, VALARIS 54 was sold resulting in a pre-tax gain on the sale of approximately $28.0 million in the second quarter of 2023. The rig had an immaterial net book value as of March 31, 2023.

Note 6 -Pension and Other Post-retirement Benefits

We have defined-benefit pension plans and retiree medical plans that provide post-retirement health and life insurance benefits.

The components of net periodic pension and retiree medical income were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Interest cost	$7.7	$5.5
Expected return on plan assets	(7.7)	(9.5)
Amortization of net gain	(0.1)	—
Net periodic pension and retiree medical income (1)	$(0.1)	$(4.0)

(1)Included in Other, net, in our Condensed Consolidated Statements of Operations.

Note 7 -Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and includes the effect of all potentially dilutive stock equivalents, including warrants, restricted stock unit awards and performance stock unit awards.

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Income (loss) from continuing operations attributable to our shares	$46.7	$(38.6)
Weighted average shares outstanding:
Basic	75.2	75.0
Effect of stock equivalents	1.2	—
Diluted	76.4	75.0

Anti-dilutive share awards totaling 8,000 were excluded from the computation of diluted EPS for the three months ended March 31, 2023.

Anti-dilutive share awards totaling 1.0 million were excluded from the computation of diluted EPS for the three months ended March 31, 2022. Due to the net loss position, our potentially dilutive share awards were not included in the computation of diluted EPS as the effect these shares would have been anti-dilutive.

We had 5,470,950 warrants outstanding (the "Warrants") as of March 31, 2023 to purchase common shares of Valaris Limited (the "Common Shares") which are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant and expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders. These warrants are anti-dilutive for all periods presented.

Note 8 -Debt

First Lien Notes Indenture

On April 30, 2021, in accordance with the plan of reorganization and Backstop Commitment Agreement, dated August 18, 2020 (as amended, the "BCA"), the Company consummated the rights offering of the First Lien Notes and associated Common Shares in an aggregate principal amount of $550.0 million. For a summary of the First Lien Notes, see “Note 8 – Debt” to our consolidated financial statements included in our Annual Report on Form 10-K.

On April 3, 2023, the Company issued a notice of conditional redemption to the holders of the First Lien Notes at a redemption price equal to 104.0% of the principal amount of the First Lien Notes, plus accrued and unpaid interest to, but not including, the redemption date (the “Redemption Price”). On April 19, 2023, in connection with the issuance of our 8.375% Senior Secured Second Lien Notes due 2030 (the “Second Lien Notes”) discussed below, the Company discharged its obligations under the indenture governing the First Lien Notes and deposited the Redemption Price with Wilmington Savings Fund Society, as trustee under such indenture. The First Lien Notes will be redeemed on May 3, 2023.

Second Lien Notes Indenture

On April 19, 2023, the Company and Valaris Finance Company LLC (“Valaris Finance”), a wholly-owned subsidiary, issued and sold $700.0 million aggregate principal amount of Second Lien Notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Second Lien Notes bear an interest rate of 8.375% per annum, will mature on April 30, 2030 and were issued at par for net proceeds of approximately $685.0 million, after deducting the initial purchasers’ discount and offering expenses. The Company is using a portion of the net proceeds to fund the redemption of its outstanding First Lien Notes as described above.

Senior Secured Revolving Credit Facility

On April 3, 2023, the Company entered into a senior secured revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for commitments permitting borrowings of up to $375.0 million (which may be increased, subject to the satisfaction of certain conditions and the agreement of lenders to provide such additional commitments, by an additional $200.0 million pursuant to the terms of the Credit Agreement) and includes a $150.0 million sublimit for the issuance of letters of credit. Valaris Finance and certain other subsidiaries of the Company (together with Valaris Finance, the “Guarantors”) guarantee the Company’s obligations under the Credit Agreement, and the lenders have a first priority lien on the assets securing the Credit Agreement. The commitments under the Credit Agreement became available to be borrowed on April 19, 2023.

Note 9 -Shareholders' Equity

Activity in our various shareholders' equity accounts for the three months ended March 31, 2023 and 2022 were as follows (in millions):

	Shares	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Non-controlling Interest
BALANCE, December 31, 2022	75.2	$0.8	$1,097.9	$16.4	$160.1	$14.7	$8.0
Net income	—	—	—	—	46.7	—	1.9
Share-based compensation cost	—	—	5.7	—	—	—	—
Net changes in Pension and other postretirement benefits	—	—	—	—	—	(0.1)	—
Net other comprehensive loss	—	—	—	—	—	(0.1)	—
BALANCE, March 31, 2023	75.2	$0.8	$1,103.6	$16.4	$206.8	$14.5	$9.9

	Shares	Par Value	Additional Paid-in Capital	Warrants	Retained Deficit	AOCI	Non-controlling Interest
BALANCE, December 31, 2021	75.0	$0.8	$1,083.0	$16.4	$(16.4)	$(9.1)	$2.7
Net loss	—	—	—	—	(38.6)	—	(1.2)
Share-based compensation cost	—	—	3.4	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(0.3)	—
BALANCE, March 31, 2022	75.0	$0.8	$1,086.4	$16.4	$(55.0)	$(9.4)	$1.5

Share Repurchase Program

In 2022, our board of directors authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding Common Shares. In April 2023, the board of directors authorized an increase of this amount to $300.0 million. The share repurchase program does not have a fixed expiration, and may be modified, suspended or discontinued at any time. We did not repurchase any Common Shares during the three months ended March 31, 2023 under the repurchase program.

Note 10 -Income Taxes

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three months ended March 31, 2023 and 2022, and therefore, we used a discrete effective tax rate method to calculate income taxes for each of these periods. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax benefit for the three months ended March 31, 2023 and 2022 was $43.8 million and $14.5 million, respectively, and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Excluding the aforementioned discrete tax items, income tax expense for the three months ended March 31, 2023 and 2022 was $16.2 million and $13.8 million, respectively.

Note 11 -Contingencies

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

Letters of Credit

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of March 31, 2023 totaled $140.9 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of March 31, 2023, we had collateral deposits in the amount of $19.4 million with respect to these agreements.

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

Note 12 -Segment Information

Our business consists of four operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups, (3) ARO and (4) Other, which consists of management services on rigs owned by third parties and the activities associated with our arrangements with ARO under the Lease Agreements. Floaters, Jackups and ARO are also reportable segments.

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

Segment information for the three months ended March 31, 2023 and 2022, respectively, are presented below (in millions).

Three Months Ended March 31, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$214.8	$169.8	$123.6	$45.5	$(123.6)	$430.1
Operating expenses
Contract drilling (exclusive of depreciation)	174.6	148.9	90.9	20.2	(57.4)	377.2
Depreciation	13.0	9.0	15.0	1.3	(15.0)	23.3
General and administrative	—	—	4.6	—	19.8	24.4
Equity in earnings of ARO	—	—	—	—	3.3	3.3
Operating income	$27.2	$11.9	$13.1	$24.0	$(67.7)	$8.5
Property and equipment, net	$515.7	$404.1	$788.6	$55.6	$(748.5)	$1,015.5

Three Months Ended March 31, 2022

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$99.7	$180.7	$111.3	$38.0	$(111.3)	$318.4
Operating expenses
Contract drilling (exclusive of depreciation)	147.6	139.2	84.2	15.5	(55.2)	331.3
Depreciation	12.2	9.1	16.5	0.9	(16.2)	22.5
General and administrative	—	—	5.2	—	13.6	18.8
Equity in earnings of ARO	—	—	—	—	4.3	4.3
Operating income (loss)	$(60.1)	$32.4	$5.4	$21.6	$(49.2)	$(49.9)
Property and equipment, net	$457.6	$387.1	$730.9	$51.7	$(697.1)	$930.2

Information about Geographic Areas

As of March 31, 2023, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
North & South America	7	6	—	13	—
Europe & the Mediterranean	4	12	—	16	—
Middle East & Africa	3	6	8	17	7
Asia & Pacific Rim	2	4	—	6	—
Total	16	28	8	52	7

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

Note 13 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Trade	$339.6	$345.7
Income tax receivables	47.9	93.6
Other	20.6	24.6
	408.1	463.9
Allowance for doubtful accounts	(14.7)	(14.8)
	$393.4	$449.1

Other current assets consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Deferred costs	$63.4	$59.1
Prepaid taxes	47.3	44.6
Prepaid expenses	17.6	17.5
Other	29.8	27.4
	$158.1	$148.6

Accrued liabilities and other consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Deferred revenue	$65.8	$78.0
Personnel costs	60.6	55.8
Income and other taxes payable	53.5	41.4
Accrued claims	25.6	27.2
Accrued interest	18.9	7.6
Lease liabilities	8.8	9.4
Other	34.5	28.5
	$267.7	$247.9

Other liabilities consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Unrecognized tax benefits (inclusive of interest and penalties)	$230.1	$275.0
Pension and other post-retirement benefits	158.7	159.8
Other	75.8	80.8
	$464.6	$515.6

Condensed Consolidated Statements of Operations Information

Other, net consisted of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Net foreign currency exchange gains	$0.5	$4.7
Net periodic pension income	0.1	4.0
Net gain on sale of property	0.1	2.5
Other expense	(0.1)	(1.2)
	$0.6	$10.0

Condensed Consolidated Statement of Cash Flows Information

Our restricted cash of $21.5 million and $24.4 million at March 31, 2023 and December 31, 2022, respectively, consists primarily of $19.4 million and $20.7 million of collateral on letters of credit for each respective period. See "Note 11 - Contingencies" for more information regarding our letters of credit.

We received an income tax refund of $45.9 million during the first quarter of 2023 related to the U.S. Coronavirus Aid, Relief, and Economic Security Act.

Concentration of Risk

Credit Risk - We are exposed to credit risk relating to our receivables from customers and our cash and cash equivalents. We mitigate our credit risk relating to receivables from customers, which consist primarily of major international, government-owned and independent oil and gas companies, by performing ongoing credit evaluations. We also maintain reserves for potential credit losses, which generally have been within our expectations.

Customer Concentration - Consolidated revenues with customers that individually contributed 10% or more of revenue were as follows:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Eni S.p.A	7%	7%	—%	14%	4%	6%	—%	10%
BP plc	2%	5%	6%	13%	7%	2%	7%	16%
Shell plc	5%	2%	—%	7%	7%	4%	—%	11%
Other customers (1)	36%	25%	5%	66%	13%	45%	5%	63%
	50%	39%	11%	100%	31%	57%	12%	100%

(1) Other customers includes customers that individually contributed to less than 10% of our total revenues.

Geographic Concentration - For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues for locations that individually had 10% or more of revenue were as follows (in millions):

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
U.S. Gulf of Mexico	$41.7	$8.2	$26.1	$76.0	$20.6	$6.7	$23.3	$50.6
United Kingdom	—	53.5	—	53.5	—	65.6	—	65.6
Australia	37.7	12.9	—	50.6	12.0	0.1	—	12.1
Saudi Arabia	—	19.9	19.4	39.3	—	23.5	14.6	38.1
Other countries (1)	135.4	75.3	—	210.7	67.1	84.8	0.1	152.0
	$214.8	$169.8	$45.5	$430.1	$99.7	$180.7	$38.0	$318.4

(1) Other countries includes locations that individually contributed to less than 10% of total revenues.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto included in "Item 1. Financial Statements" and with our annual report on Form 10-K for the year ended December 31, 2022. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. We own the world's largest offshore drilling rig fleet, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet. We currently own 51 rigs, including 11 drillships, four dynamically positioned semisubmersible rigs, one moored semisubmersible rig, 35 jackup rigs and a 50% equity interest in ARO, our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional seven rigs. We also have options to purchase two recently constructed drillships on or before December 31, 2023.

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

In 2020 and early 2021, demand for oil significantly declined as a result of the COVID-19 pandemic and various other factors. Since then, oil prices have increased due in part to an increase in demand and measured production increases by OPEC+ members, but prices remained volatile through 2022. In the first half of 2022, Brent crude oil prices and volatility increased dramatically, in large part due to Russia’s invasion of Ukraine, which led to sanctions being placed on Russia, including its ability to export crude oil and other petroleum products. The anticipated impact on supply drove Brent crude oil prices above $130 per barrel in early March 2022.

By the end of December 2022, the Brent crude price had declined to approximately $83 per barrel due in part to high inflation rates and fears of a global recession that could negatively impact oil demand. The Brent crude price declined further during the first quarter of 2023, reaching a low of $71 per barrel in mid-March, following turmoil in the banking sector, which escalated fears of a global recession and declining oil demand. However, in April 2023, the Brent crude price per barrel returned to the mid-$80s in part due to OPEC+ announcing a further production cut of approximately 1.2 million barrels per day effective from May 2023 through the end of the year.

Despite the high volatility in spot oil prices described above, our customers tend to be more focused on medium-term and long-term commodity prices when making investment decisions due to the longer lead times for offshore projects. These forward prices experienced far less volatility in 2022 and the early part of 2023 and have maintained levels which are highly constructive for offshore project demand.

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

Recently, the combination of global inflation, volatility affecting the banking system and financial markets and a tightening of monetary policy has led to increasing concerns of a global economic recession. However, despite the macroeconomic uncertainty, recovery in demand for offshore drilling services continues to improve as evidenced by increasing global utilization and day rates for offshore drilling rigs, most notably for drillships.

Backlog

Our backlog was $2.8 billion and $2.5 billion as of May 1, 2023 and February 21, 2023, respectively. The increase in backlog is attributable to recent contract awards and contract extensions, partially offset by revenues realized. Our backlog excludes ARO's backlog but includes backlog of $261.2 million and $273.8 million, respectively, from our rigs leased to ARO at the contractual rates. Contract rates with ARO are subject to adjustment under the terms of the shareholder agreement governing the joint venture. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

ARO backlog was $1.6 billion and $1.7 billion as of May 1, 2023 and February 21, 2023, respectively, inclusive of backlog on both ARO owned rigs and rigs leased from us, as revenues realized were partially offset by recent contract awards. As a 50/50 unconsolidated joint venture, when ARO realizes revenue from its backlog, 50% of the earnings thereon would be reflected in our results in equity in earnings of ARO in our Condensed Consolidated Statement of Operations. The earnings from ARO backlog with respect to rigs leased from us will be net of, among other things, payments to us under bareboat charters for those rigs.

BUSINESS ENVIRONMENT

Floaters

Since 2021, the more constructive oil price environment has led to an improvement in contracting and tendering activity for floaters. The number of contracted benign environment floaters has increased to 120 at March 31, 2023 from a low of 101 in early 2021, contributing to a 14% increase in utilization, from 73% to 87%, for the active fleet over the same period. This increase in activity is particularly evident for drillships. Utilization for the active drillship fleet is currently at 94% and has been sustained at above 85% for more than twelve months, resulting in a meaningful improvement in day rates for this class of assets. In 2022, we completed the reactivation of three drillships and one semisubmersible which have commenced long-term contracts, and we are currently reactivating another two of our stacked drillships for long-term contracts offshore Brazil.

As of March 31, 2023, the number of benign environment floaters declined by 44% to 157 from a peak of 281 in late 2014, and as of that date we believe there are only ten competitive drillships remaining among the stacked drillship fleet. There are a further eight competitive newbuild drillships remaining at South Korean shipyards, including VALARIS DS-13 and DS-14. We expect that continued floater demand growth will continue to reduce available drillship capacity.

Utilization for our active floater fleet was 82% during the first quarter of 2023 compared to 88% in the fourth quarter of 2022. The decrease in utilization is primarily due to fewer operating days for VALARIS DS-12, which mobilized from Mauritania to Angola during the quarter, prior to commencing operations for another customer and due to the inclusion of the DS-8 in our active fleet utilization in the first quarter, since it is now being reactivated for an upcoming contract. Average day rates were approximately $228,000 during the first quarter of 2023 compared to approximately $212,000 in the fourth quarter of 2022. The increase in average day rate is primarily due to VALARIS DPS-5 and VALARIS DS-12 commencing new contracts during the first quarter.

Our backlog for our floater segment was $1.8 billion and $1.4 billion as of May 1, 2023 and February 21, 2023, respectively. The increase in backlog is attributable to the recent contract awards and contract extensions, partially offset by revenues realized.

Jackups

Contracting and tendering activity for jackups began to improve during 2021 as a result of the more constructive oil price environment. Further, we have seen a notable increase in jackup activity since the beginning of 2022, primarily driven by demand from the Middle East. The number of contracted jackups has increased to 390 at March 31, 2023 from a low of 341 in early 2021, contributing to a 12% increase in utilization, from 78% to 90%, for the active fleet over the same period.

As of March 31, 2023, the number of jackups declined by 9% to 493 from a peak of 542 in early 2015. While the number of jackups has decreased less than floaters on a relative basis, 33% of the current jackup fleet is more than 30 years of age with limited useful lives remaining. Further, we believe that some of the jackups that are currently idle are not competitive, either due to their age or length of time stacked. Expenditures required to recertify some of these rigs may prove cost prohibitive and drilling contractors may instead elect to scrap a portion of these rigs. Excluding ARO's newbuild program, there are only 18 newbuild jackups remaining at shipyards. of which 13 are at Chinese shipyards, many of which are expected to be used for the local supply in China.
Utilization for our active jackup fleet was 81% during the first quarter of 2023 compared to 87% in the fourth quarter of 2022. Average day rates were approximately $91,000 during the first quarter of 2023 compared to approximately $93,000 in the fourth quarter of 2022. The decrease in utilization was primarily due to certain rigs undergoing special periodic surveys in the current quarter and rigs that recently completed contracts in the North Sea.

Our backlog for our jackup segment was $715.1 million and $742.3 million as of May 1, 2023 and February 21, 2023, respectively. The decrease in our backlog was due to revenues realized partially offset by recent contract awards and contract extensions.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns. We continue to focus on our fleet management strategy in light of the composition of our rig fleet. While taking into account certain restrictions on the sales of assets under our debt agreements, as part of our strategy, we may act opportunistically from time to time to monetize assets to enhance stakeholder value and improve our liquidity profile, in addition to reducing holding costs by selling or disposing of lower-specification or non-core rigs. To this end, we continually assess our rig portfolio and actively work with rig brokers to market certain rigs. See “Note 8 – Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on restrictions on the sales of assets.

In April 2023, VALARIS 54 was sold resulting in a pre-tax gain on the sale of approximately $28.0 million in the second quarter of 2023.

RESULTS OF OPERATIONS

Management believes the comparison of the most recently completed quarter to the immediately preceding quarter provides more relevant information needed to understand and analyze the business. As such, as permitted under applicable SEC rules, we have elected to discuss any material changes in our results of operations by including a comparison of our most recently completed fiscal quarter ended March 31, 2023 (the "current quarter") to the immediately preceding fiscal quarter ended December 31, 2022 (the "preceding quarter"). We also continue to discuss any material changes in our results of operations for the current quarter compared to the corresponding period of the preceding fiscal year (the "prior year quarter"), as required under the applicable SEC rules.

The following table summarizes our Condensed Consolidated Results of Operations for the three months ended March 31, 2023, three months ended December 31, 2022 and three months ended March 31, 2022 (in millions):

	Three Months Ended March 31, 2023	Three Months Ended December 31, 2022	Three Months Ended March 31, 2022
Revenues	$430.1	$433.6	$318.4
Operating expenses
Contract drilling (exclusive of depreciation)	377.2	353.4	331.3
Depreciation	23.3	23.8	22.5
General and administrative	24.4	23.9	18.8
Total operating expenses	424.9	401.1	372.6
Equity in earnings of ARO	3.3	8.6	4.3
Operating income (loss)	8.5	41.1	(49.9)
Other income (expense), net	12.5	(0.2)	9.4
Provision (benefit) for income taxes	(27.6)	9.8	(0.7)
Net income (loss)	48.6	31.1	(39.8)
Net (income) loss attributable to noncontrolling interests	(1.9)	(1.9)	1.2
Net income (loss) attributable to Valaris	$46.7	$29.2	$(38.6)

Overview

Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022

Revenue decreased $3.5 million, or 1%, for the current quarter compared to the preceding quarter, primarily due to $38.4 million from decreased operating days, partially offset by $23.2 million from higher average day rates and $5.2 million increase in demobilization revenue. The decrease in operating days was primarily attributable to certain rigs undergoing special periodic surveys or mobilizing between contracts during the current quarter and rigs that recently completed contracts in the North Sea.

Contract drilling expense increased $23.8 million, or 7%, for the current quarter compared to the preceding quarter, primarily due to a $14.7 million increase in repair costs incurred for certain rigs and a $5.5 million increase in reactivation costs.

Other income, net, increased $12.7 million for the current quarter compared to the preceding quarter, primarily due to a $13.5 million decrease in foreign currency losses.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues increased $111.7 million, or 35%, for the current quarter compared to the prior year quarter, primarily due to $80.9 million from increased operating days primarily attributable to rigs that have returned to work upon completion of reactivation projects or special periodic surveys, $15.3 million from higher amortization of deferred mobilization and capital upgrade revenue, $11.8 million from increased average day rates and $5.2 million increase in demobilization revenue. These increases were partially offset by a $5.6 million decrease in customer reimbursable revenue.

Contract drilling expense increased $45.9 million, or 14%, for the current quarter compared to the prior year quarter, primarily due to a $68.0 million increase attributable to rigs that have returned to work upon completion of reactivation projects or after being idle in the prior year quarter and a $15.3 million increase in repair costs for certain rigs. These increases were partially offset by a $35.3 million decrease in reactivation costs, a $5.8 million decrease due to VALARIS 140 and VALARIS 141, which were leased to ARO at the end of the first quarter and the third quarter of 2022, respectively, and a $4.8 million decrease in reimbursable costs.

General and administrative expenses increased by $5.6 million, or 30%, for the current quarter compared to the prior year quarter, primarily due to higher professional fees and higher compensation related to our long-term incentive plans.

Other income, net, increased $3.1 million for the current quarter compared to the prior year quarter, primarily due to a $12.1 million increase in interest income, partially offset by a $4.2 million decrease in foreign currency gains, $3.9 million decrease in net periodic pension income and a $2.4 million decrease from gain on the sale of assets.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our and ARO's offshore drilling rigs as of the following dates:

	March 31, 2023	December 31, 2022	March 31, 2022
Floaters	16	16	16
Jackups(1)	28	28	31
Other(2)	8	8	8
Total Valaris	52	52	55
ARO(3)	7	7	7

(1)During the second quarter of 2022, we sold VALARIS 113 and VALARIS 114. During the third quarter of 2022, we leased VALARIS 141 to ARO.
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

Additionally, ARO has ordered two jackups which are under construction in the Middle East that are not included in the table above.

The following table summarizes our and ARO's rig utilization and average day rates by reportable segment:

	Three Months Ended March 31, 2023	Three Months Ended December 31, 2022	Three Months Ended March 31, 2022
Rig Utilization - Total Fleet(1)
Floaters	58%	60%	28%
Jackups	62%	68%	63%
Other (2)	100%	100%	100%
Total Valaris	68%	72%	59%
ARO	93%	93%	91%

Rig Utilization - Active Fleet(1)
Floaters	82%	88%	45%
Jackups	81%	87%	86%
Other (2)	100%	100%	100%
Total Valaris	86%	90%	80%
ARO	93%	93%	91%

Average Day Rates(3)
Floaters	$228,493	$211,776	$197,394
Jackups	91,017	92,646	88,641
Other (2)	43,167	35,984	39,227
Total Valaris	$112,993	$107,633	$89,609
ARO	$98,184	$93,285	$95,867

(1)Rig utilization total fleet and active fleet are derived by dividing the number of days under contract by the number of days in the period for the total fleet and active fleet, respectively. Active fleet represents rigs that are not preservation stacked and includes rigs that are in the process of being reactivated. Days under contract equals the total number of days that rigs have earned and recognized day rate revenue, including days associated with early contract terminations, compensated downtime and mobilizations and excluding suspension periods. When revenue is deferred and amortized over a future period, for example, when we receive fees while mobilizing to commence a new contract or while being upgraded in a shipyard, the related days are excluded from days under contract.

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

Operating Income by Segment

Our business consists of four operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups, (3) ARO and (4) Other, which consists of management services on rigs owned by third parties and the activities associated with our arrangements with ARO under the bareboat charter arrangements (the "Lease Agreements"). Floaters, Jackups and ARO are also reportable segments.
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
Segment information for the current quarter, the preceding quarter and the prior year quarter is as follows (in millions):

Three Months Ended March 31, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$214.8	$169.8	$123.6	$45.5	$(123.6)	$430.1
Operating expenses
Contract drilling (exclusive of depreciation)	174.6	148.9	90.9	20.2	(57.4)	377.2
Depreciation	13.0	9.0	15.0	1.3	(15.0)	23.3
General and administrative	—	—	4.6	—	19.8	24.4
Equity in earnings of ARO	—	—	—	—	3.3	3.3
Operating income	$27.2	$11.9	$13.1	$24.0	$(67.7)	$8.5

Three Months Ended December 31, 2022

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$211.0	$181.8	$120.4	$40.8	$(120.4)	$433.6
Operating expenses
Contract drilling (exclusive of depreciation)	172.6	129.5	85.5	18.4	(52.6)	353.4
Depreciation	12.9	9.6	16.1	1.2	(16.0)	23.8
General and administrative	—	—	5.6	—	18.3	23.9
Equity in earnings of ARO	—	—	—	—	8.6	8.6
Operating income	$25.5	$42.7	$13.2	$21.2	$(61.5)	$41.1

Three Months Ended March 31, 2022

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$99.7	$180.7	$111.3	$38.0	$(111.3)	$318.4
Operating expenses
Contract drilling (exclusive of depreciation)	147.6	139.2	84.2	15.5	(55.2)	331.3
Depreciation	12.2	9.1	16.5	0.9	(16.2)	22.5
General and administrative	—	—	5.2	—	13.6	18.8
Equity in earnings of ARO	—	—	—	—	4.3	4.3
Operating income (loss)	$(60.1)	$32.4	$5.4	$21.6	$(49.2)	$(49.9)

Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022

Floaters

Floater revenue increased $3.8 million, or 2%, for the current quarter as compared to the preceding quarter, primarily due to $14.9 million from higher average day rates. The increase was partially offset by $10.9 million decrease from fewer operating days primarily due to fewer operating days for VALARIS DS-12, which mobilized from Mauritania to Angola during the quarter.

Floater contract drilling expense increased $2.0 million, or 1%, for the current quarter, as compared to the preceding quarter, primarily due to a $5.5 million increase in rig reactivation costs and a $1.1 million increase in repair cost for certain rigs, partially offset by a $5.3 million decrease in the costs for certain claims.

Jackups

Jackup revenues decreased $12.0 million, or 7%, for the current quarter compared to the prior year quarter, primarily due to $27.1 million attributable to decreased operating days, partially offset by $6.7 million from higher average day rates on certain rigs and a $5.2 million increase in demobilization revenue. The decrease in operating days was primarily attributable to certain rigs undergoing special periodic surveys in the current quarter and rigs that recently completed contracts in the North Sea.

Jackup contract drilling expense increased $19.4 million, or 15%, for the current quarter compared to the prior year quarter, primarily due to a $13.6 million increase in repair cost for certain rigs in the current quarter, a $2.5 million increase in the costs for certain claims, and $2.1 million increase in reimbursable costs.

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

ARO revenue increased $3.2 million, or 3%, for the current quarter compared to the preceding quarter, primarily due to $5.3 million from higher average day rates and utilization for the rigs leased from us. This increase was partially offset by a $1.5 million decrease due to a certain ARO-owned rig which was undergoing planned maintenance in the current quarter.

ARO contract drilling expense increased $5.4 million, or 6%, for the current quarter compared to the preceding quarter, primarily due to $5.1 million of higher charter expense in the current quarter and a $1.6 million increase for rigs undergoing special periodic surveys.

Other

Other revenue increased $4.7 million, or 12%, for the current quarter compared to the preceding quarter, primarily due to $4.6 million of higher revenues earned from lease agreements with ARO primarily from higher average day rates on certain rigs.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Floaters

Floater revenue increased $115.1 million, or 115%, for the current quarter as compared to the prior year quarter, primarily due to $107.9 million from increased operating days primarily attributable to rigs that have returned to work upon completion of reactivation projects or special periodic surveys, an $8.8 million increase in amortization of deferred revenue and $4.0 million from higher average day rates. These increases were partially offset by a $4.8 million decrease from customer reimbursable revenue.

Floater contract drilling expense increased $27.0 million, or 18%, for the current quarter as compared to the prior year quarter, primarily due to a $68.0 million increase attributable to rigs that have returned to work upon completion of reactivation projects or after being idle in the prior year period. This increase was partially offset by a $34.6 million decrease in reactivation costs, and a $4.8 million decrease in reimbursable costs.

Jackups

Jackup revenues decreased $10.9 million, or 6%, for the current quarter as compared to the prior year quarter, primarily due to $27.0 million from decreased operating days primarily due to rigs that recently completed contracts in the North Sea or certain rigs undergoing special periodic surveys, and $2.8 million from lower customer reimbursable revenue. These decreases are partially offset by a $6.5 million increase in amortization of deferred revenue and capital upgrade revenue, $6.1 million increase in demobilization revenue and $6.1 million increase due to higher average day rates.

Jackup contract drilling expense increased by $9.7 million, or 7%, for the current quarter as compared to the prior year quarter, primarily due to a $15.3 million increase in repair costs in the current quarter. This increase was partially offset by a $5.8 million decrease due to VALARIS 140 and VALARIS 141, which were leased to ARO at the end of the first quarter and the third quarter of 2022, respectively.

ARO

ARO revenue increased $12.3 million, or 11%, for the current quarter compared to the prior year quarter, primarily due to $12.4 million due to VALARIS 140 and VALARIS 141, which were leased to ARO at the end of the first quarter and the third quarter of 2022, respectively and $4.9 million from higher average day rates on certain rigs. These increases were partially offset by $6.3 million decrease due to revenues attributable to VALARIS 36 which was sold in the second quarter of 2022.

ARO contract drilling expense increased $6.7 million, or 8%, for the current quarter compared to the prior year quarter, due to $3.9 million from higher charter expense resulting from higher average day rates on certain rigs and $2.1 million primarily due to VALARIS 140 and VALARIS 141, which were leased to ARO at the end of the first quarter and the third quarter of 2022, respectively.

Other

Other revenue increased $7.5 million, or 20%, for the current quarter compared to the prior year quarter, primarily due to $4.6 million of higher revenues earned from lease agreements with ARO and $2.0 million higher customer reimbursable revenues.

Other contract drilling expenses increased $4.7 million, or 30%, for the current quarter compared to the prior year quarter, primarily due to a $2.3 million increase in reimbursable costs.

Other Income (Expense)

The following table summarizes other income (expense) (in millions):

	Three Months Ended March 31, 2023	Three Months Ended December 31, 2022	Three Months Ended March 31, 2022
Interest income	$23.0	$15.5	$10.9
Interest expense	(11.1)	(10.5)	(11.5)
Net foreign currency exchange gains (losses)	0.5	(13.0)	4.7
Net gain on sale of property	0.1	3.5	2.5
Other	—	4.3	2.8
	$12.5	$(0.2)	$9.4

Interest income increased by $7.5 million for the current quarter compared to the preceding quarter, primarily due to an increase of $4.8 million of interest income earned on our Notes Receivable from ARO attributed to higher interest rates in the current period and an increase of $2.9 million of interest income on cash equivalents.

Interest income increased by $12.1 million for the current quarter compared to the prior year quarter, primarily due to an increase of $8.3 million of interest income on cash equivalents, and a $4.7 million increase on interest income earned on our Notes Receivable from ARO attributed to higher interest rates in the current period.

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

Net foreign currency exchange gains of $0.5 million for the current quarter primarily included gains of $1.6 million related to Norwegian kroner partially offset by $0.8 million losses related to euros. Net foreign currency exchange losses of $13.0 million for the preceding quarter primarily included losses of $7.1 million, $2.4 million and $1.9 million related to euros, British pounds and Norwegian kroner, respectively. Net foreign currency exchange gains of $4.7 million for the prior year quarter primarily included gains of $3.4 million related to euros.

Provision for Income Taxes

Discrete income tax benefit for the current quarter was $43.8 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax benefit for the preceding quarter was $3.4 million and was primarily attributable to resolution of prior period tax matters. Discrete income tax benefit for the three months ended March 31, 2022 was $14.5 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Excluding the aforementioned discrete tax items, income tax expense was $16.2 million for the current quarter, $13.2 million for the preceding quarter and $13.8 million for the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents, cash flows from operations and borrowings under the Credit Agreement (as defined below). We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures from cash and cash equivalents, cash flows from operations, as well as cash to be received from maturity of our Notes Receivable from ARO and from the distribution of earnings from ARO. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs. However, the Indenture (as defined below) and the Credit Agreement contain covenants that limit our ability to incur additional indebtedness.

Our cash and cash equivalents as of March 31, 2023 and December 31, 2022 were $822.5 million and $724.1 million, respectively. We have no debt principal payments due until 2028. See "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the First Lien Notes.

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

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net cash provided by operating activities	$151.7	$0.8
Capital expenditures	$(56.3)	$(38.5)

During the three months ended March 31, 2023, we generated $151.7 million from operating activities related primarily to higher margins, the collection of $45.9 million for certain tax receivables and other changes in working capital. Our primary uses of cash were $56.3 million for the enhancement and other improvements of our drilling rigs, including reactivations.

During the three months ended March 31, 2022, net cash provided by operating activities was $0.8 million primarily related to higher net collections of customer receivables partially offset by cash outflows from the payment of certain taxes and our primary uses of cash were $38.5 million for the enhancement and other improvements of our drilling rigs.

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

Based on our current projections, we expect capital expenditures during 2023 to approximate $320.0 million to $360.0 million. If we exercise our options to take delivery of VALARIS DS-13 for $119.1 million and/or VALARIS DS-14 for $218.3 million on the delivery date of December 31, 2023, our capital expenditures would be higher by the respective purchase prices. Depending on market conditions, contracting activity and future opportunities, we may reactivate additional rigs or make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

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

Financing and Capital Resources

First Lien Notes

On April 3, 2023, we issued a notice of conditional redemption to the holders of our Senior Secured First Lien Notes due 2028 (the “First Lien Notes”) at a redemption price equal to 104.0% of the principal amount of the First Lien Notes, plus accrued and unpaid interest to, but not including, the redemption date (the “Redemption Price”). On April 19, 2023, in connection with the issuance of our Second Lien Notes as discussed below, we discharged our obligations under the Indenture dated April 30, 2021 governing the First Lien Notes (the “First Lien Notes Indenture”) and deposited the Redemption Price with Wilmington Savings Fund Society, as trustee under the First Lien Notes Indenture. The First Lien Notes will be redeemed on May 3, 2023 (the “First Lien Notes Redemption”) See "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the First Lien Notes.

Second Lien Notes

On April 19, 2023, the Company and Valaris Finance (together, the "Issuers") issued and sold $700.0 million in aggregate principal amount of 8.375% Senior Secured Second Lien Notes due 2030 (the “Second Lien Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Second Lien Notes will mature on April 30, 2030 and were issued at par for net proceeds of approximately $685.0 million, after deducting the initial purchasers’ discount and estimated offering expenses. The Company used a portion of the net proceeds to fund the redemption of all of its outstanding First Lien Notes as discussed above.

Interest on the Second Lien Notes is payable semi-annually in arrears on April 30 and October 30 of each year, beginning on October 30, 2023. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Guarantors and by each of the Company’s future restricted subsidiaries (other than Valaris Finance) that guarantees any debt of the Issuers or any guarantor under certain future debt in an aggregate principal amount in excess of a certain amount. The Second Lien Notes and the related guarantees are secured on a second-priority basis by the Collateral (as defined below).

On or after April 30, 2026, the Issuers may, at their option, redeem all or any portion of the Second Lien Notes, at once or over time, at the redemption prices set forth below, plus accrued and unpaid interest, if any, to, but not including, the redemption date. The following prices are for Second Lien Notes redeemed during the 12-month period commencing on April 30 of the years set forth below, and are expressed as percentages of principal amount:

Redemption Year	Price
2026	104.188%
2027	102.094%
2028 and thereafter	100.000%

At any time prior to April 30, 2026, the Issuers may, on any one or more occasions, redeem up to 40.0% of the aggregate principal amount of the Second Lien Notes issued under the Indenture, dated April 19, 2023 (the "Indenture") (including any additional Second Lien Notes, if any) with an amount equal to or less than the net cash proceeds of certain equity offerings, at a redemption price equal to 108.375% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to but not including, the redemption date. In addition, at any time prior to April 30, 2026, the Issuers may redeem up to 10.0% of the aggregate principal amount of the Second Lien Notes during any twelve-month period at a redemption price equal to 103.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

At any time prior to April 30, 2026, the Issuers may redeem some or all of the Second Lien Notes at a price equal to 100.0% of the principal amount of the Second Lien Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium.

The Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of certain of its subsidiaries to: (i) incur additional debt and issue certain preferred stock; (ii) incur or create liens; (iii) make certain distributions, investments and other restricted payments; (iv) sell or otherwise dispose of certain assets; (v) engage in certain transactions with affiliates; and (vi) merge, consolidate, amalgamate or sell, transfer, lease or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to important exceptions and qualifications. In addition, many of these covenants will be suspended with respect to the Notes during any time that the Notes have investment grade ratings from at least two rating agencies and no default with respect to the Notes has occurred and is continuing.

Upon the occurrence of certain Change of Control Triggering Event (as defined in the Indenture), the Issuers may be required to make an offer to repurchase all of the Second Lien Notes then outstanding at a price equal to 101.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

Revolving Credit Agreement

On April 3, 2023, we entered into a senior secured revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for commitments permitting borrowings of up to $375.0 million (which may be increased, subject to the satisfaction of certain conditions and the agreement of lenders to provide such additional commitments, by an additional $200.0 million pursuant to the terms of the Credit Agreement) and includes a $150.0 million sublimit for the issuance of letters of credit). Valaris Finance and certain other of our subsidiaries (together with Valaris Finance, the “Guarantors”) guarantee our obligations under the Credit Agreement, and the lenders have a first priority lien on the assets securing the Credit Agreement. The commitments under the Credit Agreement became available to be borrowed on April 19, 2023 (the “Availability Date”).

The Credit Agreement and the related guarantees are secured on a first-priority basis, subject to permitted liens, by (a) first preferred ship mortgages over each vessel owned by us and the Guarantors as of the Availability Date, with certain exceptions (the “Collateral Vessels”); (b) first priority assignments of certain insurances and requisition compensation in respect of the Collateral Vessels; (c) first priority pledges of all equity interests in our subsidiaries that own Collateral Vessels and certain subsidiaries that hold equity interests in entities that own vessels (the “Collateral Rig Owners”); (d) first priority assignments of earnings of the Collateral Vessels from the Collateral Rig Owners; (e) any vessels of ours and the Guarantors that are pledged, at our option, to secure the Credit Agreement; and (f) all proceeds thereof (the "Collateral").

Amounts borrowed under the Credit Agreement are subject to an interest rate per annum equal to, at our option, either (a) a base rate determined as the greatest of (i) a prime rate, (ii) the federal funds rate plus 1∕2 of 1% and (iii) Term SOFR (as defined in the Credit Agreement) for a one month interest period plus 0.10% plus 1% (such base rate to be subject to a 1% floor) or (b) Term SOFR plus 0.10% (subject to a 0% floor), plus, in each case of clauses (a) and (b) above, an applicable margin ranging from 1.50% to 3.00% and 2.50% to 4.00%, respectively, based on the credit ratings that are one notch higher than the corporate family ratings provided by Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) with respect to Valaris Limited.

In addition to paying interest on outstanding borrowings under the Credit Agreement, we are required to pay a quarterly commitment fee to the lenders under the Credit Agreement with respect to the average daily unutilized commitments thereunder at a rate ranging from 0.375% to 0.75% depending on the credit ratings that are one notch higher than the corporate family ratings provided by S&P and Moody’s with respect to Valaris Limited. With respect to each letter of credit issued pursuant to the Credit Agreement, we are required to pay a letter of credit fee equal to the applicable margin in effect for Term SOFR loans and a fronting fee in an amount to be mutually agreed between us and the issuer of such letter of credit. We are also required to pay customary agency fees in respect of the Credit Agreement.

The Credit Agreement contains various covenants that limit, among other things, our and our restricted subsidiaries’ ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to shareholders; enter into transactions with affiliates; enter into sale-leaseback transactions; and enter into a merger, amalgamation, consolidation or sale of assets. Further, the Credit Agreement contains financial covenants that require us to maintain (i) a minimum book value of equity to total assets ratio, (ii) a minimum interest coverage ratio and (iii) a minimum amount of liquidity.

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

The following table summarizes the maturity schedule of our Notes Receivable from ARO as of March 31, 2023 (in millions):

Maturity Date	Principal Amount
October 2027	$225.0
October 2028	177.7
Total	$402.7

The distribution of earnings to the joint-venture partners is at the discretion of the ARO board of managers, consisting of 50/50 membership of managers appointed by Saudi Aramco and managers appointed by us, with approval required by both shareholders. The timing and amount of any cash distributions to the joint venture partners cannot be predicted with certainty and will be influenced by various factors, including the liquidity position and long-term capital requirements of ARO. ARO has not made a cash distribution of earnings to its partners since its formation.

See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on our investment in ARO and Notes Receivable from ARO.

Share Repurchase Program

In 2022, our board of directors authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding Common Shares. In April 2023, the board of directors authorized an increase of this amount to $300.0 million. The share repurchase program does not have a fixed expiration, and may be modified, suspended or discontinued at any time. We did not repurchase any Common Shares during the three months ended March 31, 2023 under the repurchase program, but we expect to repurchase approximately $150.0 million of shares by the end of 2023.

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of March 31, 2023, we were contingently liable for an aggregate amount of $140.9 million under outstanding letters of credit which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of March 31, 2023, we had collateral deposits in the amount of $19.4 million with respect to these agreements.

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. ARO has plans to purchase 20 newbuild jackup rigs over an approximate 10-year period. In January 2020, ARO ordered the first two newbuild jackups, and the delivery of these rigs is expected in 2023. ARO is expected to place orders for two additional newbuild jackups in the near term. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash from ARO's operations and/or funds available from third-party debt financing. ARO paid a 25% down payment from cash on hand for each of the newbuilds ordered in January 2020 and is actively exploring financing options for remaining payments due upon delivery. In the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Each partner's commitment shall be reduced by the actual cost of each newbuild rig, as delivered, on a proportionate basis. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on ARO.

Tax Assessments

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million ($67.5 million converted at current period-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29.0 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have a $17.7 million liability for unrecognized tax benefits relating to these assessments as of March 31, 2023. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

MARKET RISK

Interest Rate Risk

Our outstanding debt at March 31, 2023 consisted of our $550.0 million aggregate principal amount of First Lien Notes. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates impacting the fair value of the debt.

Our Notes Receivable from ARO bear interest based on a one-year LIBOR rate, set as of the end of the year prior to the year applicable, plus two percent. As the Notes Receivable from ARO bear interest on the LIBOR rate determined at the end of the preceding year, the rate governing our interest income in 2023 has already been determined. A hypothetical 1% decrease to LIBOR would decrease interest income for the year ended December 31, 2023 by $4.0 million based on the principal amount outstanding at March 31, 2023 of $402.7 million.

Foreign Currency Risk

Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues and expenses are denominated in U.S. dollars; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in the foreign currency or revenue earned differs from costs incurred in the foreign currency. We do not currently hedge our foreign currency risk.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2022, included in our annual report on Form 10-K filed with the SEC on February 21, 2023. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our condensed consolidated financial statements.

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, income taxes and pension and other post-retirement benefits. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2022.

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

Based on their evaluation as of March 31, 2023, our management, with the participation of our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2019, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.5 million liability related to these matters was included in Accrued liabilities and other on our Condensed Consolidated Balance Sheet as of March 31, 2023 included in "Item 1. Financial Statements."

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

Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the risk factor discussed below and other information presented in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2022, which contains descriptions of significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

The agreements governing our debt, including the Indenture and the Credit Agreement, contain various covenants that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our business and to make payments on our debt.

The Indenture, the Credit Agreement and the agreements governing our other indebtedness contain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

•incur additional debt and issue preferred stock;
•incur or create liens;
•redeem and/or prepay certain debt;
•pay dividends on our shares or repurchase shares;
•make certain investments;
•engage in specified sales of assets;
•enter into transactions with affiliates; and
•engage in consolidation, mergers and acquisitions.

In addition, the Credit Agreement contains financial covenants requiring us to maintain (i) a minimum book value of equity to total assets ratio, (ii) a minimum interest coverage ratio and (iii) a minimum amount of liquidity. Any future indebtedness may also require us to comply with similar or other covenants.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In 2022, our board of directors authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding Common Shares. In April 2023, the board of directors authorized an increase of this amount to $300.0 million. The share repurchase program does not have a fixed expiration, and may be modified, suspended or discontinued at any time. We did not repurchase any Common Shares during the three months ended March 31, 2023 under the repurchase program.

Item 6.   Exhibits

Exhibit Number	Exhibit
4.1
Indenture, dated April 19, 2023, among Valaris Limited, Valaris Finance Company LLC, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (including the form of Second Lien Note attached thereto) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filled on April 19, 2023, File No, 1-8097).

+*10.1	2023 Form of PSU Award Agreement
+*10.2	2023 Form of RSU Award Agreement
*10.3
Credit Agreement, dated April 3, 2023, among Valaris Limited, Citibank, N.A., as administrative agent, Wilmington Savings Fund Society, FSB, as collateral trustee, the issuing banks party thereto and Citibank, N.A., Deutsche Bank Securities Inc. and DNB Markets, Inc., as joint lead arrangers and lead bookrunners.

10.4
Collateral Trust Agreement, dated April 19, 2023, by and among Valaris Limited, Valaris Finance Company LLC, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filled on April 19, 2023, File No, 1-8097).

*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included with Exhibit 101 attachments).
*   Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan and arrangement required to be filed as an exhibit pursuant to Item 6 of this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris Limited

Date:	May 2, 2023	/s/ CHRISTOPHER T. WEBER
Christopher T. Weber Senior Vice President and Chief Financial Officer

/s/ COLLEEN W. GRABLE
Colleen W. Grable Vice President and Controller (principal accounting officer)