Form 10-Q
period 2023-06-30
Valaris Ltd
filed 2023-08-02
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes  ☒  No  ☐

As of July 27, 2023, there were 73,987,672 Common Shares of the registrant issued and outstanding.

VALARIS LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "likely," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; expected utilization, day rates, revenues, operating expenses, cash flows, contract status, terms and duration, contract backlog, capital expenditures, insurance, financing and funding; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effect of the volatility of commodity prices; expected work commitments, awards, contracts and letters of intent; the availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; rig reactivations, enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; performance of our joint ventures, including our joint venture with Saudi Arabian Oil Company ("Saudi Aramco"); timing of the delivery of the Saudi Aramco Rowan Offshore Drilling Company ("ARO") newbuild rigs and the timing of additional ARO newbuild orders; divestitures of assets; general market, business and industry conditions, trends and outlook; general political conditions, including political tensions, conflicts and war (such as the ongoing conflict in Ukraine); the impacts and effects of public health crises, pandemics and epidemics; future operations; any exercise of our options for delivery of the VALARIS DS-13 and VALARIS DS-14; the impact of increasing regulatory complexity; the outcome of tax disputes, assessments and settlements; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.
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
•decreases in levels of drilling activity and capital expenditures by our customers, whether as a result of the global capital markets and liquidity, prices of oil and natural gas, changes in tax policy (such as the U.K.’s windfall tax on oil and gas producers in the British North Sea), climate change concerns or otherwise, which may cause us to idle, stack or retire additional rigs;
•impacts and effects of public health crises, pandemics and epidemics, the related public health measures implemented by governments worldwide, the duration and severity of the outbreak and its impact on global oil demand, the volatility in prices for oil and natural gas and the extent of disruptions to our operations;
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
•internal control risk due to changes in management, hiring of employees, employee reductions and our shared service center;
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
In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report, and "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2022 and "Item 1A. Risk Factors" in Part II of our Quarterly Report on Form 10-Q for the quarterly period March 31, 2023, which are available on the U.S. Securities and Exchange Commission website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING REVENUES	$415.2	$413.3	$845.3	$731.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	373.5	361.8	750.7	693.1
Loss on impairment	—	34.5	—	34.5
Depreciation	24.5	22.3	47.8	44.8
General and administrative	26.4	19.0	50.8	37.8
Total operating expenses	424.4	437.6	849.3	810.2
EQUITY IN EARNINGS (LOSSES) OF ARO	(0.7)	8.7	2.6	13.0
OPERATING LOSS	(9.9)	(15.6)	(1.4)	(65.5)
OTHER INCOME (EXPENSE)
Interest income	24.6	11.2	47.6	22.1
Interest expense, net	(16.7)	(11.6)	(27.8)	(23.1)
Other, net	(0.8)	149.0	(0.2)	159.0
	7.1	148.6	19.6	158.0
INCOME (LOSS) BEFORE INCOME TAXES	(2.8)	133.0	18.2	92.5
PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax expense (benefit)	22.0	12.9	(10.2)	12.8
Deferred income tax expense	2.5	7.3	7.1	6.7
	24.5	20.2	(3.1)	19.5
NET INCOME (LOSS)	(27.3)	112.8	21.3	73.0
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.1)	(1.2)	(4.0)	—
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(29.4)	$111.6	$17.3	$73.0
EARNINGS (LOSS) PER SHARE
Basic	$(0.39)	$1.49	$0.23	$0.97
Diluted	$(0.39)	$1.48	$0.23	$0.97
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	74.8	75.0	75.0	75.0
Diluted	74.8	75.6	76.2	75.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$(27.3)	$112.8	$21.3	$73.0
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic pension benefit	(0.1)	(0.1)	(0.2)	(0.1)
Other	(0.2)	0.3	(0.3)	—
NET OTHER COMPREHENSIVE INCOME (LOSS)	(0.3)	0.2	(0.5)	(0.1)
COMPREHENSIVE INCOME (LOSS)	(27.6)	113.0	20.8	72.9
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.1)	(1.2)	(4.0)	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(29.7)	$111.8	$16.8	$72.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$787.3	$724.1
Restricted cash	18.0	24.4
Accounts receivable, net	473.4	449.1
Other current assets	168.7	148.6
Total current assets	1,447.4	1,346.2
PROPERTY AND EQUIPMENT, AT COST	1,276.1	1,134.5
Less accumulated depreciation	202.4	157.3
Property and equipment, net	1,073.7	977.2
LONG-TERM NOTES RECEIVABLE FROM ARO	268.0	254.0
INVESTMENT IN ARO	113.7	111.1
OTHER ASSETS	185.6	171.8
	$3,088.4	$2,860.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$364.2	$256.5
Accrued liabilities and other	294.7	247.9
Total current liabilities	658.9	504.4
LONG-TERM DEBT	681.9	542.4
OTHER LIABILITIES	481.5	515.6
Total liabilities	1,822.3	1,562.4
COMMITMENTS AND CONTINGENCIES
VALARIS SHAREHOLDERS' EQUITY
Common shares, $0.01 par value, 700.0 shares authorized,75.2 and 75.2 shares issued, 74.1 and 75.2 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	0.8	0.8
Preference shares, $0.01 par value, 150.0 shares authorized, no shares issued as of June 30, 2023 and December 31, 2022	—	—
Stock warrants	16.4	16.4
Additional paid-in capital	1,110.3	1,097.9
Retained earnings	177.4	160.1
Accumulated other comprehensive income	14.2	14.7
Treasury shares, at cost, 1.1 shares as of June 30, 2023	(65.0)	—
Total Valaris shareholders' equity	1,254.1	1,289.9
NONCONTROLLING INTERESTS	12.0	8.0
Total equity	1,266.1	1,297.9
	$3,088.4	$2,860.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$21.3	$73.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	47.8	44.8
Amortization	—	4.0
Loss on extinguishment of debt	29.2	—
Gain on asset disposals	(27.9)	(137.6)
Accretion of discount on the Notes Receivable from ARO	(14.0)	(15.4)
Share-based compensation expense	12.7	6.9
Deferred income tax expense	7.1	6.7
Equity in earnings of ARO	(2.6)	(13.0)
Net periodic pension and retiree medical income	(0.2)	(8.1)
Loss on impairment	—	34.5
Other	2.7	1.2
Changes in contract liabilities	(7.5)	20.9
Changes in deferred costs	(6.9)	(49.5)
Changes in other operating assets and liabilities	60.9	(82.4)
Net cash provided by (used in) operating activities	122.6	(114.0)
INVESTING ACTIVITIES
Additions to property and equipment	(127.3)	(99.6)
Net proceeds from disposition of assets	29.1	146.5
Net cash provided by (used in) investing activities	(98.2)	46.9
FINANCING ACTIVITIES
Issuance of Second Lien Notes	700.0	—
Redemption of First Lien Notes	(571.8)	—
Payments for share repurchases	(64.4)	—
Debt issuance costs	(31.0)	—
Other	(0.4)	(0.2)
Net cash provided by (used in) financing activities	32.4	(0.2)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	56.8	(67.3)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	748.5	644.6
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$805.3	$577.3

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

Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2023, or for any future period. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023 (our "Annual Report").

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

Accounting pronouncements to be adopted

Reference Rate Reform - In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("Update 2020-04"), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in Update 2020-04 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients and that are retained through the end of the hedging relationship. The provisions in Update 2020-04 are effective upon issuance and can be applied prospectively through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022, to December 31, 2024. Our long-term notes receivable from ARO, from which we generate interest income on a LIBOR-based rate (the "Notes Receivable from ARO"), are impacted by the application of this standard. As the Notes Receivable from ARO bear interest on the LIBOR rate determined at the end of the preceding year, the rate governing our interest income in 2023 has already been determined. We expect to be able to modify the terms of our Notes Receivable from ARO to a comparable interest rate before the applicable LIBOR rate is no longer available and as such, do not expect this standard to have a material impact to our condensed consolidated financial statements.

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

The remaining duration of our drilling contracts based on those in place as of June 30, 2023 was between approximately 1 month and 5 years.

Contract Termination - VALARIS DS-11

In 2021, a contract was awarded to VALARIS DS-11 for a project in the U.S. Gulf of Mexico that was expected to commence in mid-2024. In June 2022, the customer terminated the contract. As a result of the contract termination, we received an early termination fee of $51.0 million which is included in revenues on our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	June 30, 2023	December 31, 2022
Current contract assets	$2.4	$4.6
Noncurrent contract assets	$2.3	$0.7
Current contract liabilities (deferred revenue)	$96.2	$78.0
Noncurrent contract liabilities (deferred revenue)	$41.7	$41.0

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2022	$5.3	$119.0
Revenue recognized in advance of right to bill customer	3.9	—
Increase due to revenue deferred during the period	—	74.6
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(37.4)
Decrease due to amortization of deferred revenue added during the period	—	(9.8)
Decrease due to transfer to receivables and payables during the period	(4.5)	(8.5)
Balance as of June 30, 2023	$4.7	$137.9

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Deferred contract costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $63.7 million and $57.3 million as of June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2023, amortization of such costs totaled $17.7 million and $37.7 million, respectively. During the three and six months ended June 30, 2022, amortization of such costs totaled $10.5 million and $22.2 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $16.8 million and $16.2 million as of June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2023, amortization of such costs totaled $3.5 million and $6.2 million, respectively. During the three and six months ended June 30, 2022, amortization of such costs totaled $0.8 million and $1.1 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

The table below reflects the expected future amortization of our contract liabilities and deferred costs recorded as of June 30, 2023. In the case of our contract liabilities related to our bareboat charter arrangements with ARO, the contract liability is not amortized and as such, the amount is reflected in the table below at the end of the current lease term. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

	(In millions)
	Remaining 2023	2024	2025	2026 and Thereafter	Total
Amortization of contract liabilities	$55.1	$72.5	$6.8	$3.5	$137.9
Amortization of deferred costs	$41.1	$33.7	$3.9	$1.8	$80.5

Note 3 -Equity Method Investment in ARO

Background

ARO is a 50/50 unconsolidated joint venture between the Company and Saudi Aramco that owns and operates offshore drilling rigs in Saudi Arabia. As of June 30, 2023, ARO owns seven jackup rigs, has ordered two newbuild jackup rigs, and leases eight rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO.

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

Summarized financial information for ARO is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$117.8	$116.4	$241.4	$227.7
Operating expenses
Contract drilling (exclusive of depreciation)	95.0	82.1	185.9	166.3
Depreciation	15.6	15.4	30.6	31.9
General and administrative	5.7	3.2	10.3	8.4
Operating income	1.5	15.7	14.6	21.1
Other expense, net	8.8	3.3	19.2	6.6
Provision for income taxes	—	2.5	1.9	3.2
Net income (loss)	$(7.3)	$9.9	$(6.5)	$11.3

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$100.6	$176.2
Other current assets	188.3	140.6
Non-current assets	879.6	818.1
Total assets	$1,168.5	$1,134.9

Current liabilities	$122.6	$86.3
Non-current liabilities	887.5	884.6
Total liabilities	$1,010.1	$970.9

Equity in Earnings (Losses) of ARO

We account for our interest in ARO using the equity method of accounting and only recognize our portion of ARO's net income, adjusted for basis differences as discussed below, in Equity in earnings (losses) of ARO in our Condensed Consolidated Statements of Operations.

Our equity method investment in ARO was recorded at its estimated fair value in fresh start accounting upon emergence from the chapter 11 cases on April 30, 2021 (the "Effective Date") and also on the date of our 2019 transaction where we acquired the subsidiary that held the joint venture interest. We computed the difference between the fair value of ARO's net assets and the carrying value of those net assets in ARO's U.S. GAAP financial statements ("basis differences") on each of these dates. These basis differences primarily related to ARO's long-lived assets and the recognition of intangible assets associated with certain of ARO's drilling contracts that were determined to have favorable terms relative to market terms as of the measurement dates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
50% interest in ARO net income (loss)	$(3.7)	$5.0	$(3.3)	$5.7
Amortization of basis differences	3.0	3.7	5.9	7.3
Equity in earnings (losses) of ARO	$(0.7)	$8.7	$2.6	$13.0

Related-Party Transactions

During the three and six months ended June 30, 2023, revenues recognized by us related to the Lease Agreements were $16.8 million and $35.6 million, respectively. During the three and six months ended June 30, 2022, revenues recognized by us related to the Lease Agreements were $14.6 million and $28.8 million, respectively.

Our balances related to the ARO lease agreements were as follows (in millions):

	June 30, 2023	December 31, 2022
Amounts receivable (1)	$17.6	$12.0
Contract liabilities(2)	11.9	16.7
Accounts payable(2)	$53.4	$43.2

(1)Amounts receivable from ARO is included in Accounts receivable, net in our Condensed Consolidated Balance Sheets.
(2)The per day bareboat charter amount in the Lease Agreements is subject to adjustment based on actual performance of the respective rig and as such contract liabilities related to the Lease Agreements are subject to adjustment during the lease term. Upon completion of the lease term, such amount becomes a payable to or a receivable from ARO.

During 2017 and 2018, the Company contributed cash to ARO in exchange for the 10-year Notes Receivable from ARO based on a one-year LIBOR rate, set as of the end of the year prior to the year applicable, plus two percent. The Notes Receivable from ARO were adjusted to the estimated fair value as of the Effective Date and the resulting discount to the principal amount is being amortized using the effective interest method to interest income over the remaining terms of the notes.

The principal amount and discount of the Notes Receivable from ARO were as follows (in millions):

	June 30, 2023	December 31, 2022
Principal amount	$402.7	$402.7
Discount	(134.7)	(148.7)
Carrying value	$268.0	$254.0

Interest receivable(1)(2)	$15.1	$—

(1)Our interest receivable from ARO is included in Accounts receivable, net in our Condensed Consolidated Balance Sheets.
(2)We collected our 2022 interest on the Notes Receivable from ARO in cash prior to December 31, 2022, and as such, there was no interest receivable from ARO as of December 31, 2022.

Interest income earned on the Notes Receivable from ARO was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$7.6	$3.0	$15.1	$5.8
Non-cash amortization (1)	7.0	7.7	14.0	15.4
Total interest income on the Notes Receivable from ARO	$14.6	$10.7	$29.1	$21.2

(1)Represents the amortization of the discount on the Notes Receivable from ARO using the effective interest method to interest income over the term of the notes.

Note 4 -Fair Value Measurements

The carrying values and estimated fair values of certain of our financial instruments were as follows (in millions):

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Second Lien Notes (1)	$681.9	$701.3	$—	$—
First Lien Notes (1)	$—	$—	$542.4	$545.9
Long-term debt	$681.9	$701.3	$542.4	$545.9
Long-term notes receivable from ARO (2)	$268.0	$353.4	$254.0	$336.7

(1)The estimated fair value of the 8.375% Senior Secured Second Lien Notes due 2030 (the “Second Lien Notes”) and Senior Secured First Lien Notes due 2028 (the "First Lien Notes"), which were redeemed in full on April 3, 2023, were determined using quoted market prices, which are level 1 inputs.

(2)The estimated fair value of our Notes Receivable from ARO was estimated using an income approach to value the forecasted cash flows attributed to the Notes Receivable from ARO using a discount rate based on a comparable yield with a country-specific risk premium, which are considered to be level 2 inputs.

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of June 30, 2023 and December 31, 2022.

Note 5 -Property and Equipment

Property and equipment consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Drilling rigs and equipment	$1,111.3	$1,036.5
Work-in-progress	125.6	59.8
Other	39.2	38.2
	$1,276.1	$1,134.5

Assets held-for-use

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

Assets sold

During the three and six months ended June 30, 2023, we recognized a pre-tax gain of $27.3 million for the sale of VALARIS 54.

During the three and six months ended June 30, 2022, we recognized an aggregate pre-tax gain of $128.5 million for the sales of VALARIS 113, VALARIS 114 and VALARIS 36. Additionally, we recognized a pre-tax gain of $7.0 million related to additional proceeds received for our 2020 sale of VALARIS 68, resulting from post-sale conditions of that sale agreement.

Gains recognized on sales of assets are included in Other, net on the Condensed Consolidated Statements of Operations.

Note 6 -Pension and Other Post-retirement Benefits

We have defined-benefit pension plans and retiree medical plans that provide post-retirement health and life insurance benefits.

The components of net periodic pension and retiree medical income were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest cost	$7.8	$5.6	$15.5	$11.1
Expected return on plan assets	(7.8)	(9.6)	(15.5)	(19.1)
Amortization of net gain	(0.1)	(0.1)	(0.2)	(0.1)
Net periodic pension and retiree medical income (1)	$(0.1)	$(4.1)	$(0.2)	$(8.1)

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

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) from continuing operations attributable to our shares	$(29.4)	$111.6	$17.3	$73.0
Weighted average shares outstanding:
Basic	74.8	75.0	75.0	75.0
Effect of stock equivalents	—	0.6	1.2	0.5
Diluted	74.8	75.6	76.2	75.5

Anti-dilutive share awards totaling 1.2 million were excluded from the computation of diluted EPS for the three months ended June 30, 2023. Due to the net loss position, our potentially dilutive share awards were not included in the computation of diluted EPS as the effect these shares would have been anti-dilutive.

Anti-dilutive shares awards totaling 10,000 were excluded from the computation of diluted EPS for the six months ended June 30, 2023.

Anti-dilutive share awards totaling 13,000 and 6,000 were excluded from the computation of diluted EPS for the three and six months ended June 30, 2022, respectively.

We had 5,470,950 warrants outstanding (the "Warrants") as of June 30, 2023 to purchase common shares of Valaris Limited (the "Common Shares") which are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant and expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders. These warrants are anti-dilutive for all periods presented.

Note 8 -Debt

First Lien Notes Indenture

On April 3, 2023, the Company issued a notice of conditional redemption to the holders of the First Lien Notes at a redemption price equal to 104.0% of the aggregate $550.0 million principal amount of the First Lien Notes plus accrued and unpaid interest to, but not including, the redemption date (the “Redemption Price”). On April 19, 2023, in connection with the issuance of our Second Lien Notes discussed below, the Company discharged its obligations under the indenture governing the First Lien Notes and deposited the Redemption Price with Wilmington Savings Fund Society, as trustee under such indenture. The First Lien Notes were redeemed on May 3, 2023 for an aggregate redemption price of $571.8 million (excluding accrued and unpaid interest). We accounted for the redemption as an extinguishment of debt and have reported a corresponding loss of $29.2 million in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023.

Second Lien Notes Indenture

On April 19, 2023, the Company and Valaris Finance Company LLC (“Valaris Finance”), a wholly-owned subsidiary, issued and sold $700.0 million aggregate principal amount of Second Lien Notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Second Lien Notes bear an interest rate of 8.375% per annum, will mature on April 30, 2030 and were issued at par for net proceeds of $681.4 million, after deducting the initial purchasers’ discount and offering expenses. The Company used a portion of the net proceeds to fund the redemption of its outstanding First Lien Notes as described above.

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

The Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of certain of its subsidiaries to: (i) incur additional debt and issue certain preferred stock; (ii) incur or create liens; (iii) make certain distributions, investments and other restricted payments; (iv) sell or otherwise dispose of certain assets; (v) engage in certain transactions with affiliates; and (vi) merge, consolidate, amalgamate or sell, transfer, lease or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to important exceptions and qualifications. In addition, many of these covenants will be suspended with respect to the Second Lien Notes during any time that the Second Lien Notes have investment grade ratings from at least two rating agencies and no default with respect to the Second Lien Notes has occurred and is continuing. As of June 30, 2023, we were in compliance with our covenants under the Indenture.

Upon the occurrence of certain Change of Control Triggering Event (as defined in the Indenture), the Issuers may be required to make an offer to repurchase all of the Second Lien Notes then outstanding at a price equal to 101.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

Senior Secured Revolving Credit Facility

On April 3, 2023, the Company entered into a senior secured revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for commitments permitting borrowings of up to $375.0 million (which may be increased, subject to the satisfaction of certain conditions and the agreement of lenders to provide such additional commitments, by an additional $200.0 million pursuant to the terms of the Credit Agreement) and includes a $150.0 million sublimit for the issuance of letters of credit. Valaris Finance and certain other subsidiaries of the Company (together with Valaris Finance, the “Guarantors”) guarantee the Company’s obligations under the Credit Agreement, and the lenders have a first priority lien on the assets securing the Credit Agreement. The commitments under the Credit Agreement became available to be borrowed on April 19, 2023 (the "Availability Date").

The Credit Agreement and the related guarantees are secured on a first-priority basis, subject to permitted liens, by (a) first preferred ship mortgages over each vessel owned by us and the Guarantors as of the Availability Date, with certain exceptions (the “Collateral Vessels”); (b) first priority assignments of certain insurances and requisition compensation in respect of the Collateral Vessels; (c) first priority pledges of all equity interests in our subsidiaries that own Collateral Vessels and certain subsidiaries that hold equity interests in entities that own vessels (the “Collateral Rig Owners”); (d) first priority assignments of earnings of the Collateral Vessels from the Collateral Rig Owners; (e) any vessels and other assets of ours and the Guarantors that are pledged, at our option, to secure the Credit Agreement; and (f) all proceeds thereof (the "Collateral").

Amounts borrowed under the Credit Agreement are subject to an interest rate per annum equal to, at our option, either (a) a base rate determined as the greatest of (i) a prime rate, (ii) the federal funds rate plus 0.5% and (iii) Term SOFR (as defined in the Credit Agreement) for a one month interest period plus 1.1% (such base rate to be subject to a 1% floor) or (b) Term SOFR plus 0.10% (subject to a —% floor), plus, in each case of clauses (a) and (b) above, an applicable margin ranging from 1.50% to 3.00% and 2.50% to 4.00%, respectively, based on the credit ratings that are one notch higher than the corporate family ratings provided by Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) with respect to Valaris Limited.

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

As of June 30, 2023, we were in compliance in all material respects with our covenants under the Credit Agreement. We had no amounts outstanding under the Credit Agreement as of June 30, 2023.

Note 9 -Shareholders' Equity

Activity in our various shareholders' equity accounts for the three and six months ended June 30, 2023 and 2022 were as follows (in millions):

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2022	75.2	$0.8	$1,097.9	$16.4	$160.1	$14.7	$—	$8.0
Net income	—	—	—	—	46.7	—	—	1.9
Share-based compensation cost	—	—	5.7	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.1)	—	—
Net other comprehensive loss	—	—	—	—	—	(0.1)	—	—
BALANCE, March 31, 2023	75.2	$0.8	$1,103.6	$16.4	$206.8	$14.5	$—	$9.9
Net income (loss)	—	—	—	—	(29.4)	—	—	2.1
Share-based compensation cost	—	—	7.0	—	—	—	—	—
Repurchase of Common Shares	—	—	—	—	—	—	(65.0)	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.1)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.3)	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(0.2)	—	—
BALANCE, June 30, 2023	75.2	$0.8	$1,110.3	$16.4	$177.4	$14.2	$(65.0)	$12.0

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings (Deficit)	AOCI	Non-controlling Interest
BALANCE, December 31, 2021	75.0	$0.8	$1,083.0	$16.4	$(16.4)	$(9.1)	$2.7
Net loss	—	—	—	—	(38.6)	—	(1.2)
Share-based compensation cost	—	—	3.4	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(0.3)	—
BALANCE, March 31, 2022	75.0	$0.8	$1,086.4	$16.4	$(55.0)	$(9.4)	$1.5
Net income	—	—	—	—	111.6	—	1.2
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.1)	—
Share-based compensation cost	—	—	3.5	—	—	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.2)	—	—	—	—
Net other comprehensive income	—	—	—	—	—	0.3	—
BALANCE, June 30, 2022	75.0	$0.8	$1,089.7	$16.4	$56.6	$(9.2)	$2.7

Share Repurchase Program

In 2022, our board of directors authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding Common Shares. In April 2023, the board of directors authorized an increase of this amount to $300.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and is subject to compliance with applicable covenants and restrictions under our financing agreements. During the three and six months ended June 30, 2023, we repurchased 1.1 million shares at an aggregate cost of $65.0 million at an average price of $58.82.

Note 10 -Income Taxes

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three and six months ended June 30, 2023 and 2022, and therefore, we used a discrete effective tax rate method to calculate income taxes for each of these periods. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax expense of $6.2 million for the three months ended June 30, 2023 and discrete income tax benefit of $37.5 million for the six months ended June 30, 2023 were primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Excluding the aforementioned discrete tax items, income tax expense for the three and six months ended June 30, 2023 was $18.3 million and $34.4 million, respectively.

Discrete income tax expense for the three months ended June 30, 2022 was $6.2 million and was primarily attributable to income associated with a contract termination. Discrete income tax benefit for the six months ended June 30, 2022 was $8.3 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, partially offset by discrete tax expense attributable to income associated with a contract termination. Excluding the aforementioned discrete tax items, income tax expense for the three and six months ended June 30, 2022 was $14.0 million and $27.8 million, respectively.

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

Letters of Credit

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of June 30, 2023 totaled $100.4 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of June 30, 2023, we had collateral deposits in the amount of $16.2 million with respect to these agreements.

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

Brazil Administrative Proceeding

In July 2023, we received notice of an administrative proceeding initiated against us in Brazil. Specifically, the Federal Court of Accounts ("TCU") is seeking from us, Samsung Heavy Industries (“SHI”) and others, on a joint and several basis, a total of approximately BRL 601 million (approximately $127.0 million) in damages that TCU asserts arose from the overbilling to Petrobras in 2015 in relation to the drilling services agreement with Petrobras for VALARIS DS-5 (the “DSA”). As fully disclosed in our prior periodic reports, the DSA was previously the subject of (1) investigations by the SEC and the U.S Department of Justice, each of which closed their investigation of us in 2018 without any enforcement action, (2) an arbitration proceeding against SHI in which we prevailed resulting in SHI making a $200.0 million cash payment to us in December 2019, and (3) a settlement with Petrobras normalizing our business relations in August 2018. We plan to vigorously defend ourselves against the allegations made by the TCU. Because these proceedings are in their initial stages, we are unable to estimate our potential exposure, if any, at this time.

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

The full operating results included below for ARO are not included within our consolidated results and thus deducted under "Reconciling Items" and replaced with our equity in earnings (losses) of ARO. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

Segment information for the three and six months ended June 30, 2023 and 2022, respectively, are presented below (in millions):

Three Months Ended June 30, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$227.4	$144.6	$117.8	$43.2	$(117.8)	$415.2
Operating expenses
Contract drilling (exclusive of depreciation)	196.2	123.5	95.0	18.2	(59.4)	373.5
Depreciation	13.6	9.6	15.6	1.2	(15.5)	24.5
General and administrative	—	—	5.7	—	20.7	26.4
Equity in losses of ARO	—	—	—	—	(0.7)	(0.7)
Operating income (loss)	$17.6	$11.5	$1.5	$23.8	$(64.3)	$(9.9)
Property and equipment, net	$552.3	$418.4	$838.8	$54.5	$(790.3)	$1,073.7

Three Months Ended June 30, 2022

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$188.1	$185.8	$116.4	$39.4	$(116.4)	$413.3
Operating expenses
Contract drilling (exclusive of depreciation)	165.3	142.2	82.1	24.7	(52.5)	361.8
Loss on impairment	34.5	—	—	—	—	34.5
Depreciation	12.3	8.7	15.4	1.3	(15.4)	22.3
General and administrative	—	—	3.2	—	15.8	19.0
Equity in earnings of ARO	—	—	—	—	8.7	8.7
Operating income (loss)	$(24.0)	$34.9	$15.7	$13.4	$(55.6)	$(15.6)
Property and equipment, net	$462.9	$384.8	$733.4	$50.4	$(699.8)	$931.7

Six Months Ended June 30, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$442.2	$314.4	$241.4	$88.7	$(241.4)	$845.3
Operating expenses
Contract drilling (exclusive of depreciation)	370.8	272.4	185.9	38.4	(116.8)	750.7
Depreciation	26.6	18.6	30.6	2.5	(30.5)	47.8
General and administrative	—	—	10.3	—	40.5	50.8
Equity in earnings of ARO	—	—	—	—	2.6	2.6
Operating income (loss)	$44.8	$23.4	$14.6	$47.8	$(132.0)	$(1.4)
Property and equipment, net	$552.3	$418.4	$838.8	$54.5	$(790.3)	$1,073.7

Six Months Ended June 30, 2022

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$287.8	$366.5	$227.7	$77.4	$(227.7)	$731.7
Operating expenses
Contract drilling (exclusive of depreciation)	312.9	281.4	166.3	40.2	(107.7)	693.1
Loss on impairment	34.5	—	—	—	—	34.5
Depreciation	24.5	17.8	31.9	2.2	(31.6)	44.8
General and administrative	—	—	8.4	—	29.4	37.8
Equity in earnings of ARO	—	—	—	—	13.0	13.0
Operating income (loss)	$(84.1)	$67.3	$21.1	$35.0	$(104.8)	$(65.5)
Property and equipment, net	$462.9	$384.8	$733.4	$50.4	$(699.8)	$931.7

Information about Geographic Areas

As of June 30, 2023, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
Middle East & Africa	3	5	8	16	7
Europe & the Mediterranean	3	12	—	15	—
North & South America	8	7	—	15	—
Asia & Pacific Rim	2	3	—	5	—
Total	16	27	8	51	7

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

Note 13 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Trade	$419.5	$345.7
Income tax receivables	50.2	93.6
Other	18.8	24.6
	488.5	463.9
Allowance for doubtful accounts	(15.1)	(14.8)
	$473.4	$449.1

Other current assets consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Deferred costs	$65.8	$59.1
Prepaid taxes	50.0	44.6
Prepaid expenses	22.3	17.5
Other	30.6	27.4
	$168.7	$148.6

Accrued liabilities and other consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Current contract liabilities (deferred revenues)	$96.2	$78.0
Personnel costs	58.0	55.8
Income and other taxes payable	53.4	41.4
Accrued claims	24.7	27.2
Accrued interest	11.7	7.6
Lease liabilities	11.3	9.4
Other	39.4	28.5
	$294.7	$247.9

Other liabilities consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Unrecognized tax benefits (inclusive of interest and penalties)	$234.2	$275.0
Pension and other post-retirement benefits	157.2	159.8
Noncurrent contract liabilities (deferred revenues)	41.7	41.0
Other	48.4	39.8
	$481.5	$515.6

Condensed Consolidated Statements of Operations Information

Other, net consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss on debt extinguishment	$(29.2)	$—	$(29.2)	$—
Net gain on sale of property	27.8	135.1	27.9	137.6
Net foreign currency exchange gains (losses)	(0.7)	10.7	(0.2)	15.4
Net periodic pension income	0.1	4.1	0.2	8.1
Other income (expense)	1.2	(0.9)	1.1	(2.1)
	$(0.8)	$149.0	$(0.2)	$159.0

Condensed Consolidated Statement of Cash Flows Information

Our restricted cash consists primarily of $16.2 million and $20.7 million of collateral on letters of credit at June 30, 2023 and December 31, 2022, respectively. See "Note 11 - Contingencies" for more information regarding our letters of credit.

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

Customer Concentration - Consolidated revenues with customers that individually contributed 10% or more of revenue were as follows:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Eni S.p.A ("Eni")	7%	7%	—%	14%	—%	4%	—%	4%
BP plc ("BP")	—%	5%	7%	12%	5%	2%	6%	13%
Equinor ASA ("Equinor")	—%	—%	—%	—%	12%	5%	—%	17%
Other customers	48%	23%	3%	74%	28%	34%	4%	66%
	55%	35%	10%	100%	45%	45%	10%	100%

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Eni	7%	7%	—%	14%	2%	5%	—%	7%
BP	1%	5%	6%	12%	5%	2%	7%	14%
Equinor	—%	—%	—%	—%	7%	5%	—%	12%
Other customers	44%	25%	5%	74%	26%	37%	4%	67%
	52%	37%	11%	100%	40%	49%	11%	100%

Geographic Concentration - For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues for locations that individually had 10% or more of revenue were as follows (in millions):

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
U.S. Gulf of Mexico	$45.3	$5.8	$26.2	$77.3	$95.9	$5.6	$24.3	$125.8
United Kingdom	—	68.1	—	68.1	—	63.1	—	63.1
Angola	58.2	—	—	58.2	6.9	—	—	6.9
Australia	40.1	10.6	—	50.7	20.5	6.5	—	27.0
Saudi Arabia	—	9.4	17.0	26.4	—	20.0	15.1	35.1
Other countries	83.8	50.7	—	134.5	64.8	90.6	—	155.4
	$227.4	$144.6	$43.2	$415.2	$188.1	$185.8	$39.4	$413.3

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
U.S. Gulf of Mexico	$87.0	$14.0	$52.3	$153.3	$116.5	$12.3	$47.6	$176.4
United Kingdom	—	121.6	—	121.6	—	128.7	—	128.7
Australia	77.8	23.5	—	101.3	32.5	6.6	—	39.1
Angola	97.3	—	—	97.3	29.1	—	—	29.1
Saudi Arabia	—	29.3	36.4	65.7	—	43.4	29.8	73.2
Other countries	180.1	126.0	—	306.1	109.7	175.5	—	285.2
	$442.2	$314.4	$88.7	$845.3	$287.8	$366.5	$77.4	$731.7

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

In the first half of 2023, we have seen relatively less volatility in oil prices than that experienced in 2022 and prices have generally remained at levels that are supportive of offshore exploration and development activity. At the start of 2023, the Brent crude price was in the low-80's per barrel. The price declined somewhat during the first quarter of 2023, following turmoil in the banking sector, which escalated fears of a global recession and declining oil demand. However, in the second quarter of 2023, the price per barrel rebounded in part due to OPEC+ announcing a further production cut of approximately 1.2 million barrels per day effective from May 2023 through the end of the year. Brent crude prices have largely remained in the mid-$70s and low-$80s per barrel since then.

Despite the volatility in spot oil prices seen in recent years, our customers tend to be more focused on medium-term and long-term commodity prices when making investment decisions due to the longer lead times for offshore projects. These forward prices experienced far less volatility in 2022 and the first half of 2023 and have maintained levels which are highly constructive for offshore project demand.

Rig attrition in the industry over the last several years, particularly for floaters, has resulted in a much smaller global fleet of rigs that is available to meet customer demands. Consequently, our outlook for our offshore drilling business remains positive.

The combination of global inflation and a tightening of monetary policy continues to cause concern of a global economic recession. Inflationary pressures have resulted in increased personnel costs as well as in the prices of goods and services required to operate our rigs or execute capital projects. We expect that our costs will continue to rise in the near term and although certain of our long-term contracts contain provisions for escalating costs, we cannot predict with certainty our ability to successfully claim recoveries of higher costs from our customers under these contractual stipulations. Despite the inflationary trends and macroeconomic uncertainty, recovery in demand for offshore drilling services continues to improve as evidenced by increasing global utilization and day rates for offshore drilling rigs.

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

ARO backlog presented is 100% of their backlog and is inclusive of backlog on both ARO owned rigs and rigs leased from us. As an unconsolidated 50/50 joint venture, when ARO realizes revenue from its backlog, 50% of the earnings thereon would be reflected in our results in equity in earnings (losses) of ARO in our Condensed Consolidated Statement of Operations. The earnings from ARO backlog with respect to rigs leased from us will be net of, among other things, payments to us under bareboat charters for those rigs. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

The following table summarizes our and ARO's contract backlog of business as of August 1, 2023 and February 21, 2023 (in millions):

	August 1, 2023	February 21, 2023
Floaters (1)	$1,957.3	$1,376.9
Jackups	792.6	742.3
Other (2)	291.4	344.0
Total (1)	$3,041.3	$2,463.2
ARO	$1,501.3	$1,731.8

(1)The increase in Floaters and our total backlog is primarily due to a three-year contract for VALARIS DS-8 offshore Brazil and a 12-well contract for VALARIS DS-7 offshore West Africa, which resulted in incremental backlog of approximately $470.0 million and $320.0 million, respectively. These increases were partially offset by revenues realized.

(2)Other includes the bareboat charter backlog for the jackup rigs leased to ARO to fulfill contracts between ARO and Saudi Aramco in addition to backlog for our managed rig services. Substantially all the operating costs for jackups leased to ARO through the bareboat charter agreements will be borne by ARO.

BUSINESS ENVIRONMENT

Floaters

In recent years, the more constructive oil price environment has led to an improvement in contracting and tendering activity for floaters. The number of contracted benign environment floaters has increased to 119 at June 30, 2023 from a low of 101 in early 2021, contributing to a 14% increase in global utilization, from 73% to 87%, for the industry's active fleet over the same period. This increase in activity is particularly evident for 6th and 7th generation drillships, such as those included in our floater fleet. Utilization for the global active 6th and 7th generation drillship fleet is currently at 92% and has, on average, exceeded 90% for twelve months, resulting in a meaningful improvement in day rates for this class of assets.

In 2022, we completed the reactivation of three drillships and one semisubmersible which have commenced long-term contracts. In 2023, we have completed the reactivation of another stacked drillship, VALARIS DS-17, for a contract which is expected to commence in the third quarter of 2023 for work offshore Brazil, and we are currently reactivating another two of our stacked drillships for long-term contracts offshore Brazil and West Africa.

From a supply perspective, as of June 30, 2023, the number of benign environment floaters including stacked rigs declined by 44% to 156 from a peak of 281 in late 2014, and as of that date we believe there are only 11 competitive drillships remaining among the stacked drillship fleet, including VALARIS DS-7, which has subsequently been contracted. There are a further eight competitive newbuild drillships remaining at South Korean shipyards, including VALARIS DS-13 and DS-14, for which, based on current market conditions, we expect to exercise our options to take delivery of by the end of 2023. We expect that continued floater demand growth will further reduce available drillship capacity.

Jackups
Contracting and tendering activity for jackups has begun to improve in recent years as a result of the more constructive oil price environment. Further, we have seen a notable increase in jackup activity since the beginning of 2022, primarily driven by demand from the Middle East. The number of contracted jackups has increased to 403 at June 30, 2023 from a low of 341 in early 2021, contributing to a 15% increase in global utilization, from 78% to 93%, for the industry's active fleet over the same period.

As of June 30, 2023, the number of jackups declined by 9% to 495 from a peak of 542 in early 2015. While the number of jackups has decreased less than floaters on a relative basis, 33% of the current jackup fleet is more than 30 years of age with limited useful lives remaining. Further, we believe that some of the jackups that are currently idle are not competitive, either due to their age or length of time stacked. Expenditures required to recertify some of these rigs may prove cost prohibitive and drilling contractors may instead elect to scrap a portion of these rigs. Excluding ARO's newbuild program, there are only 18 newbuild jackups remaining at shipyards, of which 13 are at Chinese shipyards, many of which are expected to be used for the local supply in China.

RESULTS OF OPERATIONS

Management believes the comparison of the most recently completed quarter to the immediately preceding quarter provides more relevant information needed to understand and analyze the business. As such, as permitted under applicable SEC rules, we have elected to discuss any material changes in our results of operations by including a comparison of our most recently completed fiscal quarter ended June 30, 2023 (the "current quarter") to the immediately preceding fiscal quarter ended March 31, 2023 (the "preceding quarter"). We also continue to discuss any material changes in our results of operations for the six months ended June 30, 2023 compared to the corresponding period of the preceding fiscal year (the "prior year period"), as required under the applicable SEC rules.

Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023

The following table summarizes our Condensed Consolidated Results of Operations for the three months ended June 30, 2023 and March 31, 2023 (in millions, except percentages):

	Three Months Ended		Change	% Change
	June 30, 2023	March 31, 2023
Revenues	$415.2	$430.1	$(14.9)	(3)%
Operating expenses
Contract drilling (exclusive of depreciation)	373.5	377.2	(3.7)	(1)%
Depreciation	24.5	23.3	1.2	5%
General and administrative	26.4	24.4	2.0	8%
Total operating expenses	424.4	424.9	(0.5)	n/m
Equity in earnings (losses) of ARO	(0.7)	3.3	(4.0)	(121)%
Operating income (loss)	(9.9)	8.5	(18.4)	(216)%
Other income, net	7.1	12.5	(5.4)	(43)%
Provision (benefit) for income taxes	24.5	(27.6)	52.1	(189)%
Net income (loss)	(27.3)	48.6	(75.9)	(156)%
Net income attributable to noncontrolling interests	(2.1)	(1.9)	(0.2)	11%
Net income (loss) attributable to Valaris	$(29.4)	$46.7	$(76.1)	(163)%

Revenue decreased primarily due to $11.9 million from decreased operating days, $7.9 million lower mobilization and capital upgrade revenue and a $5.6 million decrease in demobilization revenue. These decreases were largely attributable to VALARIS 249, which completed its contract at the end of the first quarter and was mobilizing during the current quarter to its new contract which is expected to commence in the third quarter of 2023. These reductions in revenue were partially offset by $8.9 million from higher average day rates and a $3.8 million increase in customer reimbursable revenue.

Contract drilling expense decreased primarily due to $16.4 million of lower costs for rigs that were idle or between contracts in the current period and a $3.5 million decrease in repair costs for certain rigs. These decreases were partially offset by a $17.8 million increase in rig reactivation costs.

Other income, net, decreased primarily due to a $29.2 million loss recognized on the extinguishment of the Senior Secured First Lien Notes (the "First Lien Notes") and a $5.6 million increase in interest expense primarily associated with our newly entered Senior Secured Second Lien Notes due 2030 (the “Second Lien Notes”). These decreases were partially offset by a $27.3 million pre-tax gain recognized in the current quarter for the sale of VALARIS 54.

Discrete income tax expense of $6.2 million for the current quarter and discrete income tax benefit of $43.8 million for the preceding quarter were primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Excluding the aforementioned discrete tax items, income tax expense was $18.3 million for the current quarter and $16.2 million for the preceding quarter.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table summarizes our Condensed Consolidated Results of Operations for the six months ended June 30, 2023 and 2022 (in millions, except percentages):

	Six Months Ended		Change	% Change
	June 30, 2023	June 30, 2022
Revenues	$845.3	$731.7	$113.6	16%
Operating expenses
Contract drilling (exclusive of depreciation)	750.7	693.1	57.6	8%
Loss on impairment	—	34.5	(34.5)	(100)%
Depreciation	47.8	44.8	3.0	7%
General and administrative	50.8	37.8	13.0	34%
Total operating expenses	849.3	810.2	39.1	5%
Equity in earnings of ARO	2.6	13.0	(10.4)	(80)%
Operating loss	(1.4)	(65.5)	64.1	(98)%
Other income, net	19.6	158.0	(138.4)	(88)%
Provision (benefit) for income taxes	(3.1)	19.5	(22.6)	(116)%
Net income	21.3	73.0	(51.7)	(71)%
Net income attributable to noncontrolling interests	(4.0)	—	(4.0)	n/m
Net income attributable to Valaris	$17.3	$73.0	$(55.7)	(76)%

Revenues increased primarily due to $123.4 million from increased operating days primarily attributable to rigs that have commenced contracts following reactivation, $69.1 million from increased average day rates, $14.1 million from higher mobilization and capital upgrade revenue, $6.8 million of higher revenues earned from lease agreements with ARO primarily from higher average day rates on certain rigs and a $4.8 million increase in demobilization revenue. These increases were partially offset by a $51.0 million fee related to the termination of the VALARIS DS-11 contract recognized in the prior year period, $44.1 million from certain rigs with fewer operating days in the current year after rolling off contract, and a $8.0 million decrease in customer reimbursable revenue.

Contract drilling expense increased primarily due to a $92.8 million increase attributable to rigs that have commenced contracts following reactivation and a $19.3 million increase in repair costs for certain rigs. These increases were partially offset by a $28.3 million decrease in the costs for certain claims, $15.8 million decrease in reactivation costs and a $12.1 million decrease in operating costs for VALARIS 140 and VALARIS 141, which we started leasing to ARO at the end of the first quarter and the third quarter of 2022, respectively.

During the six months ended June 30, 2022, we recorded non-cash losses on impairment totaling $34.5 million, with respect to customer-specific capital upgrades for VALARIS DS-11 made pursuant to the terms of the drilling contract that was terminated during the second quarter of 2022. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

General and administrative expenses increased primarily due to higher compensation related to our long-term incentive plans and higher professional fees.

Other income, net, decreased primarily due to a $109.7 million decrease in the gain on the sale of assets, a $29.2 million loss on the extinguishment of our First Lien Notes recognized in the second quarter of 2023, and a $15.6 million decrease in foreign currency gains, partially offset by a $25.5 million increase in interest income.

Discrete income tax benefit for the six months ended June 30, 2023 was $37.5 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax benefit for the six months ended June 30, 2022 was $8.3 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, partially offset by discrete tax expense attributable to income associated with a contract termination. Excluding the aforementioned discrete tax items, income tax expense for the six months ended June 30, 2023 and 2022 was $34.4 million and $27.8 million, respectively.

Rig Counts, Utilization and Average Day Rates

The following table summarizes the total and active offshore drilling rigs for Valaris and ARO as of the following dates:

	June 30, 2023	March 31, 2023	June 30, 2022
Total Fleet
Floaters	16	16	16
Jackups(1)	27	28	29
Other(2)	8	8	7
Total Fleet - Valaris	51	52	52
ARO(3)	7	7	7

Active Fleet(4)
Floaters(5)	12	12	11
Jackups(6)	20	21	23
Other(2)	8	8	7
Active Fleet - Valaris	40	41	41
ARO(3)	7	7	7

(1)During the third quarter of 2022, we started leasing VALARIS 141 to ARO. During the second quarter of 2023, we sold VALARIS 54.
(2)This represents the jackup rigs leased to ARO through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. Rigs leased to ARO operate under contracts with Saudi Aramco. During the third quarter of 2022, we started leasing VALARIS 141 to ARO.
(3)This represents the seven jackup rigs owned by ARO which are operating under long-term contracts with Saudi Aramco.

(4)Active fleet represents rigs that are not preservation stacked and includes rigs that are in the process of being reactivated.

(5)During the first quarter of 2023, we began reactivating VALARIS DS-8 for a three-year contract offshore Brazil.

(6)During the third quarter of 2022, we started leasing VALARIS 141 to ARO. During the first quarter of 2023, we preservation stacked VALARIS Viking after the rig completed its contract in the North Sea. During the second quarter of 2023, we sold VALARIS 54.

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

Operating results for our contract drilling services segment are largely dependent on two primary revenue metrics: utilization and day rates. The following table summarizes our and ARO's rig utilization and average day rates by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Rig Utilization - Total Fleet(1)
Floaters	59%	58%	59%	32%
Jackups	55%	62%	58%	65%
Other (2)	100%	100%	100%	100%
Total Valaris	65%	68%	66%	61%
ARO	91%	93%	92%	94%

Rig Utilization - Active Fleet(1)
Floaters	78%	82%	80%	50%
Jackups	74%	81%	78%	86%
Other (2)	100%	100%	100%	100%
Total Valaris	82%	86%	84%	81%
ARO	91%	93%	92%	94%

Average Day Rates(3)
Floaters	$234,676	$228,493	$231,614	$206,290
Jackups	94,958	91,017	92,857	91,215
Other (2)	40,787	43,167	41,970	39,149
Total Valaris	$117,437	$112,993	$115,157	$93,726
ARO	$94,624	$98,184	$96,414	$94,066

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
The full operating results included below for ARO are not included within our consolidated results and thus deducted under "Reconciling Items" and replaced with our equity in earnings (losses) of ARO. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.
Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023

Segment information for the three months ended June 30, 2023 and March 31, 2023 is as follows (in millions):

Three Months Ended June 30, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$227.4	$144.6	$117.8	$43.2	$(117.8)	$415.2
Operating expenses
Contract drilling (exclusive of depreciation)	196.2	123.5	95.0	18.2	(59.4)	373.5
Depreciation	13.6	9.6	15.6	1.2	(15.5)	24.5
General and administrative	—	—	5.7	—	20.7	26.4
Equity in losses of ARO	—	—	—	—	(0.7)	(0.7)
Operating income	$17.6	$11.5	$1.5	$23.8	$(64.3)	$(9.9)

Three Months Ended March 31, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$214.8	$169.8	$123.6	$45.5	$(123.6)	$430.1
Operating expenses
Contract drilling (exclusive of depreciation)	174.6	148.9	90.9	20.2	(57.4)	377.2
Depreciation	13.0	9.0	15.0	1.3	(15.0)	23.3
General and administrative	—	—	4.6	—	19.8	24.4
Equity in earnings of ARO	—	—	—	—	3.3	3.3
Operating income	$27.2	$11.9	$13.1	$24.0	$(67.7)	$8.5

Floaters

Floater revenue increased $12.6 million for the current quarter as compared to the preceding quarter, primarily due to $5.1 million from increased operating days, $3.8 million from higher average day rate and a $2.8 million increase from customer reimbursable revenue. The increase in operating days and average day rate was primarily related to VALARIS DS-12 which was mobilizing in the preceding quarter but commenced drilling operations in the current quarter under a new contract at a higher day rate.

Floater contract drilling expense increased $21.6 million for the current quarter as compared to the preceding quarter, primarily due to $18.0 million increase in rig reactivation costs, $2.9 million increase in reimbursable costs and $2.5 million increase in repair cost for certain rigs.

Jackups

Jackup revenues decreased $25.2 million for the current quarter as compared to the preceding quarter, primarily due to a $26.1 million decrease for the VALARIS 249, which completed its contract in New Zealand in March 2023 and was mobilizing to its new contract in Trinidad that is expected to commence in the third quarter of 2023.

Jackup contract drilling expense decreased $25.4 million for the current quarter as compared to the preceding quarter, primarily due to a $17.6 million decrease attributable to lower costs due to rigs that were idle or between contracts in the current period and a $6.0 million decrease in repair cost for certain rigs.

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

ARO revenue decreased $5.8 million for the current quarter as compared to the preceding quarter, primarily due to $8.3 million of lower revenue for certain rigs undergoing maintenance projects, partially offset by $1.5 million increase from higher average day rate for a certain rig leased from us.

ARO contract drilling expense increased $4.1 million for the current quarter as compared to the preceding quarter, primarily due to a $2.2 million increase in repair and maintenance cost and a $1.7 million increase in personnel cost in the current quarter.

Other

Other revenue decreased $2.3 million for the current quarter as compared to the preceding quarter, primarily due to $2.0 million of lower revenues earned from lease agreements with ARO.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Segment information for the six months ended June 30, 2023 and 2022 is as follows (in millions):

Six Months Ended June 30, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$442.2	$314.4	$241.4	$88.7	$(241.4)	$845.3
Operating expenses
Contract drilling (exclusive of depreciation)	370.8	272.4	185.9	38.4	(116.8)	750.7
Depreciation	26.6	18.6	30.6	2.5	(30.5)	47.8
General and administrative	—	—	10.3	—	40.5	50.8
Equity in earnings of ARO	—	—	—	—	2.6	2.6
Operating income	$44.8	$23.4	$14.6	$47.8	$(132.0)	$(1.4)

Six Months Ended June 30, 2022

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$287.8	$366.5	$227.7	$77.4	$(227.7)	$731.7
Operating expenses
Contract drilling (exclusive of depreciation)	312.9	281.4	166.3	40.2	(107.7)	693.1
Loss on impairment	34.5	—	—	—	—	34.5
Depreciation	24.5	17.8	31.9	2.2	(31.6)	44.8
General and administrative	—	—	8.4	—	29.4	37.8
Equity in earnings of ARO	—	—	—	—	13.0	13.0
Operating income (loss)	$(84.1)	$67.3	$21.1	$35.0	$(104.8)	$(65.5)

Floaters

Floater revenue increased $154.4 million for the six months ended June 30, 2023 compared to the prior year period, primarily due to $159.8 million from increased operating days primarily attributable to rigs that have commenced contracts following reactivation or returned to work upon completion of special periodic surveys, $45.9 million from higher average day rates, and a $12.5 million increase in mobilization and capital upgrade revenue. These increases were partially offset by $51.0 million of revenue recognized in the prior year period attributable to a termination fee for the VALARIS DS-11 contract and a $11.1 million decrease from customer reimbursable revenue.

Floater contract drilling expense increased $57.9 million for the six months ended June 30, 2023 compared to the prior year period, primarily due to a $113.5 million increase attributable to rigs that have returned to work upon completion of reactivation projects. This increase was partially offset by a $21.9 million decrease in the costs for certain claims, a $14.8 million decrease in reactivation costs, and a $11.2 million decrease in reimbursable costs.

Jackups

Jackup revenues decreased $52.1 million for the six months ended June 30, 2023 compared to the prior year period, primarily due to $80.0 million from decreased operating days primarily due to rigs that completed contracts in the North Sea during the first half of 2023, certain rigs that are mobilizing or are idle between contracts, and the sale of VALARIS 54 which operated in the prior year period. These decreases were partially offset by a $20.5 million increase due to higher average day rates and a $5.5 million increase in demobilization revenue.

Jackup contract drilling expense decreased $9.0 million for the six months ended June 30, 2023 compared to the prior year period, primarily due to $24.2 million lower cost due to rigs that were idle or between contracts in the current period, and a $12.1 million decrease in operating costs for VALARIS 140 and VALARIS 141, which we started leasing to ARO at the end of the first quarter and the third quarter of 2022, respectively. These decreases were partially offset by a $18.6 million increase in repair costs in the current period, and a $6.3 million increase in mobilization cost.

ARO

ARO revenue increased $13.7 million for the six months ended June 30, 2023 compared to the prior year period, primarily due to $18.9 million from VALARIS 140 and VALARIS 141, which ARO started leasing from us at the end of the first quarter and the third quarter of 2022, respectively, and $11.3 million from higher average day rates on certain rigs. These increases were partially offset by $10.1 million for certain rigs undergoing maintenance projects and a $9.0 million decrease due to VALARIS 36 which operated in the prior year period until the rig was sold in May 2022.

ARO contract drilling expense increased $19.6 million for the six months ended June 30, 2023 compared to the prior year period, primarily due to $11.0 million from higher personnel cost and $6.8 million primarily due to incremental operating costs related to VALARIS 140 and VALARIS 141.

Other

Other revenue increased $11.3 million for the six months ended June 30, 2023 compared to the prior year period, primarily due to $6.8 million of higher revenues earned from lease agreements with ARO from higher average day rates on certain rigs, a $3.0 million increase in customer reimbursable revenues, and $2.7 million from higher day rates on certain rigs.

Other Income (Expense)

The following table summarizes other income (expense) (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Loss on debt extinguishment	$(29.2)	$—	$(29.2)	$—
Net gain on sale of property	27.8	0.1	27.9	137.6
Interest income	24.6	23.0	47.6	22.1
Interest expense	(16.7)	(11.1)	(27.8)	(23.1)
Net foreign currency exchange gains (losses)	(0.7)	0.5	(0.2)	15.4
Other	1.3	—	1.3	6.0
	$7.1	$12.5	$19.6	$158.0

Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023

During the current quarter, we recognized a loss of $29.2 million on the extinguishment of the First Lien Notes.

During the current quarter, we recognized a $27.3 million gain on the sale of property from the sale of VALARIS 54.

Interest income increased by $1.6 million for the current quarter compared to the preceding quarter, primarily due to an increase of $1.4 million of interest income on cash equivalents.

Interest expense increased by $5.6 million for the current quarter compared to the preceding quarter, primarily due to an increase in interest expense associated with our newly entered Second Lien Notes partially offset by the reduction in interest expense from the extinguishment of the First Lien Notes.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

We recognized a $29.2 million loss from the extinguishment of the First Lien Notes six months ended June 30, 2023.

Net gains on the sale of property decreased $109.7 million for the six months ended June 30, 2023 compared to the prior year period, due to gains recognized in the prior year period primarily due to the sales of VALARIS 113, VALARIS 114 and VALARIS 36 and additional proceeds received in the prior year period on the sale of a rig in a prior year as a result of post-sale conditions of that sale agreement. During the six months ended June 30, 2023, we recognized a pre-tax gain of $27.3 million on the sale of the VALARIS 54.

Interest income increased by $25.5 million for the six months ended June 30, 2023 compared to the prior year period, primarily due to an increase of $17.8 million of interest income on cash equivalents and a $9.4 million increase on interest income earned on our Notes Receivable from ARO attributable to higher interest rates in 2023.

Interest expense increased by $4.7 million for the six months ended June 30, 2023 compared to the prior year period, primarily due to an increase in interest expense associated with our newly entered Second Lien Notes.

Net foreign currency exchange losses of $0.2 million for the six months ended June 30, 2023 primarily included losses of $2.5 million, $2.5 million, $1.9 million, $1.1 million related to Angolan kwanza, euros, Brazilian reals, and Mexican pesos, partially offset by $5.0 million and $3.8 million gains related to Nigerian naira and Norwegian kroner. Net foreign currency exchange gains of $15.4 million for the six months ended June 30, 2022, primarily included gains of $8.6 million, $2.4 million and $1.9 million related to euros, British pounds and Norwegian kroner, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents, cash flows from operations and borrowings under the Credit Agreement (as defined below). We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures from cash and cash equivalents, cash flows from operations, as well as cash to be received from maturity of our Notes Receivable from ARO and from the distribution of earnings from ARO. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs. However, the Second Lien Notes Indenture (as defined below) and the Credit Agreement contain covenants that limit our ability to incur additional indebtedness.

Our cash and cash equivalents as of June 30, 2023 and December 31, 2022 were $787.3 million and $724.1 million, respectively. We have no debt principal payments due until 2030 and had $375.0 million available for borrowings, including up to $150.0 million for the issuance of letters of credit, under the Credit Agreement as of July 26, 2023. See "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the Second Lien Notes.

Financing

First Lien Notes

On April 3, 2023, we issued a notice of conditional redemption to the holders of our Senior Secured First Lien Notes due 2028 (the “First Lien Notes”) at a redemption price equal to 104.0% of the principal amount of the First Lien Notes, plus accrued and unpaid interest to, but not including, the redemption date (the “Redemption Price”). On April 19, 2023, in connection with the issuance of our Second Lien Notes as discussed below, we discharged our obligations under the Indenture dated April 30, 2021 governing the First Lien Notes (the “First Lien Notes Indenture”) and deposited the Redemption Price with Wilmington Savings Fund Society, as trustee under the First Lien Notes Indenture. The First Lien Notes were redeemed on May 3, 2023 (the “First Lien Notes Redemption”) for an aggregate redemption price of approximately $571.8 million (excluding accrued and unpaid interest). See "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the First Lien Notes.

Second Lien Notes

On April 19, 2023, the Company and Valaris Finance Company LLC ("Valaris Finance," together, the "Issuers") issued and sold $700.0 million in aggregate principal amount of 8.375% Senior Secured Second Lien Notes due 2030 (the “Second Lien Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Second Lien Notes will mature on April 30, 2030 and were issued at par for net proceeds of approximately $681.4 million, after deducting the initial purchasers’ discount and estimated offering expenses. The Company used a portion of the net proceeds to fund the redemption of all of its outstanding First Lien Notes as discussed above. See "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the Second Lien Notes.

Senior Secured Revolving Credit Agreement

On April 3, 2023, we entered into a senior secured revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for commitments permitting borrowings of up to $375.0 million (which may be increased, subject to the satisfaction of certain conditions and the agreement of lenders to provide such additional commitments, by an additional $200.0 million pursuant to the terms of the Credit Agreement) and includes a $150.0 million sublimit for the issuance of letters of credit). Valaris Finance and certain other of our subsidiaries (together with Valaris Finance, the “Guarantors”) guarantee our obligations under the Credit Agreement, and the lenders have a first priority lien on the assets securing the Credit Agreement. The commitments under the Credit Agreement became available to be borrowed on April 19, 2023. See "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the Credit Agreement.

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

	Six Months Ended
	June 30, 2023	June 30, 2022
Net cash provided by (used in) operating activities	$122.6	$(114.0)
Capital expenditures	$(127.3)	$(99.6)

During the six months ended June 30, 2023, we generated $122.6 million from operating activities related primarily to higher margins, the collection of $45.9 million for certain tax receivables and other changes in working capital. Our primary uses of cash were $127.3 million for the enhancement and other improvements of our drilling rigs, including reactivations.

During the six months ended June 30, 2022, our uses of cash in operating activities of $114.0 million related primarily to the reactivation and mobilization of drilling rigs for new contracts as well as the payment of certain taxes.

We have construction agreements, as amended, with a shipyard that provide for, among other things, an option construct whereby we have the right, but not the obligation, to take delivery on or before December 31, 2023 of either or both VALARIS DS-13 and VALARIS DS-14 rigs. Under the amended agreements, the purchase prices for the rigs are estimated to be $119.1 million for VALARIS DS-13 and $218.3 million for VALARIS DS-14, assuming a December 31, 2023 delivery date. If we elect not to purchase the rigs, we have no further obligations to the shipyard. Based on current market conditions, we expect to exercise our options to purchase and take delivery of the rigs by the end of 2023 and are evaluating various financing options with respect to the payment of the purchase price, which could include cash on hand and debt financing.

We continue to take a disciplined approach to reactivations with our stacked rigs, only returning them to the active fleet for opportunities that provide meaningful returns. Most of the reactivation cost will be operating expenses, recognized in the income statement, related to de-preservation activities, including reinstalling key pieces of equipment and crew costs. Capital expenditures during reactivations include rig modifications, equipment overhauls and any customer required capital upgrades. We would generally expect to be compensated for any customer-specific enhancements.

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

Based on our current projections, we expect capital expenditures during 2023 to approximate $310.0 million to $350.0 million. Exercising our options to take delivery of VALARIS DS-13 for $119.1 million and VALARIS DS-14 for $218.3 million on the delivery date of December 31, 2023, would increase our capital expenditures by the respective purchase prices. Depending on market conditions, contracting activity and future opportunities, we may reactivate additional rigs or make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

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

The following table summarizes the maturity schedule of our Notes Receivable from ARO as of June 30, 2023 (in millions):

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

Share Repurchase Program

In 2022, our board of directors authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding Common Shares. In April 2023, the board of directors authorized an increase of this amount to $300.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and is subject to compliance with applicable covenants and restrictions under our financing agreements. During the three and six months ended June 30, 2023, we repurchased 1.1 million shares at an aggregate cost of $65.0 million and an average price of $58.82. Including repurchases made during the second quarter, we expect to repurchase shares for an approximate aggregate cost of $200.0 million by the end of 2023.

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of June 30, 2023, we were contingently liable for an aggregate amount of $100.4 million under outstanding letters of credit which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of June 30, 2023, we had collateral deposits in the amount of $16.2 million with respect to these agreements.

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

Tax Assessments

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million ($67.3 million converted at current period-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29.0 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have a $17.9 million liability for unrecognized tax benefits relating to these assessments as of June 30, 2023. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

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

In April 2023, VALARIS 54 was sold resulting in a pre-tax gain on the sale of $27.3 million in the second quarter of 2023.
MARKET RISK

Interest Rate Risk

Our outstanding debt at June 30, 2023 consisted of our $700.0 million aggregate principal amount of Second Lien Notes. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates impacting the fair value of the debt.

Our Credit Agreement provides for commitments permitting borrowings of up to $375.0 million at June 30, 2023. As the interest rates for such borrowings are at variable rates, we are subject to interest rate risk. As of June 30, 2023, we had no outstanding borrowings under the Credit Agreement.

Our Notes Receivable from ARO bear interest based on a one-year LIBOR rate, set as of the end of the year prior to the year applicable, plus two percent. As the Notes Receivable from ARO bear interest on the LIBOR rate determined at the end of the preceding year, the rate governing our interest income in 2023 has already been determined. A hypothetical 1% decrease to LIBOR would decrease interest income for the year ended December 31, 2023 by $4.0 million based on the principal amount outstanding at June 30, 2023 of $402.7 million.

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

Based on their evaluation as of June 30, 2023, our management, with the participation of our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2019, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.4 million liability related to these matters was included in Accrued liabilities and other on our Condensed Consolidated Balance Sheet as of June 30, 2023 included in "Item 1. Financial Statements."

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

Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the risk factor discussed below and other information presented in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2022, and "Item 1A. Risk Factors" in Part II of our Quarterly Report on Form 10-Q for the quarterly period March 31, 2023, which contains descriptions of significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In 2022, our board of directors authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding Common Shares. In April 2023, the board of directors authorized an increase of this amount to $300.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and is subject to compliance with applicable covenants and restrictions under our financing agreements.

The following table provides a summary of our repurchases of our equity securities during the quarter ended June 30, 2023 (in millions, except average price per share):

Issuer Purchases of Equity Securities
Period	Total Number of Securities Purchased	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

April 1 - April 30	—	$—	—	$300.0
May 1 - May 31	0.6	$58.56	0.6	$264.9
June 1 - June 30	0.5	$59.18	0.5	$235.4
Total	1.1	$58.82	1.1	$235.4

Item 5.   Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

Exhibit Number	Exhibit
4.1
Indenture, dated April 19, 2023, among Valaris Limited, Valaris Finance Company LLC, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (including the form of Second Lien Note attached thereto) (incorporated by reference to Exhibit 4.1 to the Registrant'’s Current Report on Form 8-K filled on April 19, 2023, File No, 1-8097).

4.2	Form of 8.375% Senior Secured Second Lien Notes due 2030 (included in Exhibit 4.1).
10.1
Credit Agreement, dated April 3, 2023, among Valaris Limited, Citibank, N.A., as administrative agent, Wilmington Savings Fund Society, FSB, as collateral trustee, the issuing banks party thereto and Citibank, N.A., Deutsche Bank Securities Inc. and DNB Markets, Inc., as joint lead arrangers and lead bookrunners (incorporated by reference to Exhibit 10.3 to the Registrant'’s Quarterly Report on Form 10-Q filed on May 2, 2023, File No. 1-8097).

10.2
Collateral Trust Agreement, dated April 19, 2023, by and among Valaris Limited, Valaris Finance Company LLC, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant'’s Current Report on Form 8-K filled on April 19, 2023, File No, 1-8097).

*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included with Exhibit 101 attachments).
*   Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan and arrangement required to be filed as an exhibit pursuant to Item 6 of this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris Limited

Date:	August 2, 2023	/s/ CHRISTOPHER T. WEBER
Christopher T. Weber Senior Vice President and Chief Financial Officer

/s/ COLLEEN W. GRABLE
Colleen W. Grable Vice President and Controller (principal accounting officer)