Form 10-Q
period 2023-09-30
Valaris Ltd
filed 2023-11-07
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes  ☒  No  ☐

As of November 2, 2023, there were 72,895,164 Common Shares of the registrant issued and outstanding.

VALARIS LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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
In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report, "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2022 and "Item 1A. Risk Factors" in Part II of our Quarterly Report on Form 10-Q for the quarterly period March 31, 2023, which are available on the U.S. Securities and Exchange Commission website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING REVENUES	$455.1	$437.2	$1,300.4	$1,168.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	390.9	336.7	1,141.6	1,029.8
Loss on impairment	—	—	—	34.5
Depreciation	25.8	22.6	73.6	67.4
General and administrative	24.2	19.2	75.0	57.0
Total operating expenses	440.9	378.5	1,290.2	1,188.7
EQUITY IN EARNINGS OF ARO	2.4	2.9	5.0	15.9
OPERATING INCOME (LOSS)	16.6	61.6	15.2	(3.9)
OTHER INCOME (EXPENSE)
Interest income	26.6	27.9	74.2	50.0
Interest expense, net	(19.4)	(11.7)	(47.2)	(34.8)
Other, net	3.9	13.7	3.7	172.7
	11.1	29.9	30.7	187.9
INCOME BEFORE INCOME TAXES	27.7	91.5	45.9	184.0
PROVISION FOR INCOME TAXES
Current income tax expense	15.5	13.4	5.3	26.2
Deferred income tax expense (benefit)	(4.8)	0.4	2.3	7.1
	10.7	13.8	7.6	33.3
NET INCOME	17.0	77.7	38.3	150.7
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4.1)	(3.4)	(8.1)	(3.4)
NET INCOME ATTRIBUTABLE TO VALARIS	$12.9	$74.3	$30.2	$147.3
EARNINGS PER SHARE
Basic	$0.18	$0.99	$0.40	$1.96
Diluted	$0.17	$0.98	$0.40	$1.95
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	73.7	75.1	74.6	75.0
Diluted	74.8	75.6	75.7	75.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME	$17.0	$77.7	$38.3	$150.7
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net reclassification adjustment for amounts recognized in net income as a component of net periodic pension benefit	(0.1)	—	(0.3)	(0.1)
Other	0.1	0.1	(0.2)	0.1
NET OTHER COMPREHENSIVE INCOME (LOSS)	—	0.1	(0.5)	—
COMPREHENSIVE INCOME	17.0	77.8	37.8	150.7
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4.1)	(3.4)	(8.1)	(3.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO VALARIS	$12.9	$74.4	$29.7	$147.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,041.1	$724.1
Restricted cash	16.2	24.4
Accounts receivable, net	492.4	449.1
Other current assets	178.7	148.6
Total current assets	1,728.4	1,346.2
PROPERTY AND EQUIPMENT, AT COST	1,388.0	1,134.5
Less accumulated depreciation	228.1	157.3
Property and equipment, net	1,159.9	977.2
LONG-TERM NOTES RECEIVABLE FROM ARO	275.2	254.0
INVESTMENT IN ARO	116.1	111.1
OTHER ASSETS	205.3	171.8
	$3,484.9	$2,860.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$376.4	$256.5
Accrued liabilities and other	346.6	247.9
Total current liabilities	723.0	504.4
LONG-TERM DEBT	1,079.4	542.4
OTHER LIABILITIES	482.5	515.6
Total liabilities	2,284.9	1,562.4
COMMITMENTS AND CONTINGENCIES
VALARIS SHAREHOLDERS' EQUITY
Common shares, $0.01 par value, 700.0 shares authorized, 75.4 and 75.2 shares issued, 73.1 and 75.2 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	0.8	0.8
Preference shares, $0.01 par value, 150.0 shares authorized, no shares issued as of September 30, 2023 and December 31, 2022	—	—
Stock warrants	16.4	16.4
Additional paid-in capital	1,112.2	1,097.9
Retained earnings	190.3	160.1
Accumulated other comprehensive income	14.2	14.7
Treasury shares, at cost, 2.3 shares as of September 30, 2023	(150.0)	—
Total Valaris shareholders' equity	1,183.9	1,289.9
NONCONTROLLING INTERESTS	16.1	8.0
Total equity	1,200.0	1,297.9
	$3,484.9	$2,860.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$38.3	$150.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	73.6	67.4
Amortization	—	6.1
Loss on extinguishment of debt	29.2	—
Gain on asset disposals	(27.9)	(137.7)
Accretion of discount on the Notes Receivable from ARO	(21.2)	(37.8)
Share-based compensation expense	19.5	11.5
Equity in earnings of ARO	(5.0)	(15.9)
Deferred income tax expense	2.3	7.1
Net periodic pension and retiree medical income	(0.3)	(12.1)
Loss on impairment	—	34.5
Other	5.5	1.8
Changes in contract liabilities	(3.9)	58.9
Changes in deferred costs	(29.3)	(47.7)
Changes in other operating assets and liabilities	90.0	(114.5)
Net cash provided by (used in) operating activities	170.8	(27.7)
INVESTING ACTIVITIES
Additions to property and equipment	(233.1)	(153.1)
Net proceeds from disposition of assets	29.2	146.8
Purchases of short-term investments	—	(220.0)
Repayments of note receivable from ARO	—	40.0
Net cash used in investing activities	(203.9)	(186.3)
FINANCING ACTIVITIES
Issuance of Second Lien Notes	1,103.0	—
Redemption of First Lien Notes	(571.8)	—
Payments for share repurchases	(147.4)	—
Debt issuance costs	(36.7)	—
Payments related to tax withholdings for share-based awards	(5.2)	(2.5)
Consent solicitation fees	—	(3.9)
Net cash provided by (used in) financing activities	341.9	(6.4)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	308.8	(220.4)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	748.5	644.6
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,057.3	$424.2

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

Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2023, or for any future period. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023 (our "Annual Report").

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

The remaining duration of our drilling contracts based on those in place as of September 30, 2023 was between approximately 1 month and 5 years.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	September 30, 2023	December 31, 2022
Current contract assets	$0.5	$4.6
Noncurrent contract assets	$3.0	$0.7
Current contract liabilities (deferred revenue)	$103.4	$78.0
Noncurrent contract liabilities (deferred revenue)	$43.3	$41.0

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2022	$5.3	$119.0
Revenue recognized in advance of right to bill customer	5.3	—
Increase due to revenue deferred during the period	—	119.4
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(53.3)
Decrease due to amortization of deferred revenue added during the period	—	(29.9)
Decrease due to transfer to receivables and payables during the period	(7.1)	(8.5)
Balance as of September 30, 2023	$3.5	$146.7

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Deferred contract costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $84.9 million and $57.3 million as of September 30, 2023 and December 31, 2022, respectively. During the three and nine months ended September 30, 2023, amortization of such costs totaled $25.0 million and $62.7 million, respectively. During the three and nine months ended September 30, 2022, amortization of such costs totaled $18.8 million and $41.0 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $17.9 million and $16.2 million as of September 30, 2023 and December 31, 2022, respectively. During the three and nine months ended September 30, 2023, amortization of such costs totaled $3.2 million and $9.4 million, respectively. During the three and nine months ended September 30, 2022, amortization of such costs totaled $1.4 million and $2.5 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

The table below reflects the expected future amortization of our contract liabilities and deferred costs recorded as of September 30, 2023. In the case of our contract liabilities related to our bareboat charter arrangements with ARO, the contract liability is not amortized and as such, the amount is reflected in the table below at the end of the current lease term. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

	(In millions)
	Remaining 2023	2024	2025	2026 and Thereafter	Total
Amortization of contract liabilities	$34.8	$95.3	$13.4	$3.2	$146.7
Amortization of deferred costs	$32.9	$54.8	$10.8	$4.3	$102.8

Note 3 -Equity Method Investment in ARO

Background

ARO is a 50/50 unconsolidated joint venture between the Company and Saudi Aramco that owns and operates jackup drilling rigs in Saudi Arabia. As of September 30, 2023, ARO owns seven jackup rigs, has two newbuild jackup rigs on order, and leases eight rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO.

ARO has plans to purchase 20 newbuild jackup rigs over an approximate 10-year period. In January 2020, ARO ordered the first two newbuild jackups, the first of which was delivered in October 2023 and the second is expected to be delivered in the first quarter of 2024. ARO is expected to place orders for two additional newbuild jackups in the near term. In connection with these plans, we have a potential obligation to fund ARO for newbuild jackup rigs. See "Note 11 - Contingencies" for additional information.

Summarized Financial Information

The operating revenues of ARO presented below reflect revenues earned under drilling contracts with Saudi Aramco for the ARO-owned jackup rigs as well as the rigs leased from us. Contract drilling expense is inclusive of the bareboat charter fees for the rigs leased from us. See additional discussion below regarding these related-party transactions.

Summarized financial information for ARO is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$121.5	$111.4	$362.9	$339.1
Operating expenses
Contract drilling (exclusive of depreciation)	92.0	90.0	277.9	256.3
Depreciation	15.8	15.4	46.4	47.3
General and administrative	5.6	4.7	15.9	13.1
Operating income	8.1	1.3	22.7	22.4
Other expense, net	9.0	2.7	28.2	9.3
Provision (benefit) for income taxes	0.4	(0.1)	2.3	3.1
Net income (loss)	$(1.3)	$(1.3)	$(7.8)	$10.0

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$110.3	$176.2
Other current assets	191.2	140.6
Non-current assets	915.3	818.1
Total assets	$1,216.8	$1,134.9

Current liabilities	$173.6	$86.3
Non-current liabilities	886.2	884.6
Total liabilities	$1,059.8	$970.9

Equity in Earnings of ARO

We account for our interest in ARO using the equity method of accounting and only recognize our portion of ARO's net income, adjusted for basis differences as discussed below, in Equity in earnings of ARO in our Condensed Consolidated Statements of Operations.

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

Basis differences are amortized over the remaining life of the assets or liabilities to which they relate and are recognized as an adjustment to the Equity in earnings of ARO in our Condensed Consolidated Statements of Operations. The amortization of those basis differences is combined with our 50% interest in ARO's net income. A reconciliation of those components is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
50% interest in ARO net income (loss)	$(0.6)	$(0.7)	$(3.9)	$5.0
Amortization of basis differences	3.0	3.6	8.9	10.9
Equity in earnings of ARO	$2.4	$2.9	$5.0	$15.9

Related-Party Transactions

During the three and nine months ended September 30, 2023, revenues recognized by us related to the Lease Agreements were $19.1 million and $54.7 million, respectively. During the three and nine months ended September 30, 2022, revenues recognized by us related to the Lease Agreements were $13.8 million and $42.6 million, respectively.

Our balances related to the ARO lease agreements were as follows (in millions):

	September 30, 2023	December 31, 2022
Amounts receivable (1)	$17.6	$12.0
Contract liabilities(2)	$13.1	$16.7
Accounts payable(2)	$54.9	$43.2

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

The principal amount and discount of the Notes Receivable from ARO were as follows (in millions):

	September 30, 2023	December 31, 2022
Principal amount	$402.7	$402.7
Discount	(127.5)	(148.7)
Carrying value	$275.2	$254.0

Interest receivable(1)(2)	$22.8	$—

(1)Our interest receivable from ARO is included in Accounts receivable, net in our Condensed Consolidated Balance Sheets.
(2)We collected our 2022 interest on the Notes Receivable from ARO in cash prior to December 31, 2022, and as such, there was no interest receivable from ARO as of December 31, 2022.

Interest income earned on the Notes Receivable from ARO was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$7.7	$2.8	$22.8	$8.6
Non-cash amortization (1)(2)	7.2	22.4	21.2	37.8
Total interest income on the Notes Receivable from ARO	$14.9	$25.2	$44.0	$46.4

(1)Represents the amortization of the discount on the Notes Receivable from ARO using the effective interest method to interest income over the term of the notes.
(2)We recognized non-cash interest income of $14.8 million in the third quarter of 2022 attributable to a $40.0 million early principal repayment of the Notes Receivable from ARO received in September 2022.

Note 4 -Fair Value Measurements

The carrying values and estimated fair values of certain of our financial instruments were as follows (in millions):

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Second Lien Notes (1)	$1,079.4	$1,102.7	$—	$—
First Lien Notes (1)	$—	$—	$542.4	$545.9
Long-term debt	$1,079.4	$1,102.7	$542.4	$545.9
Long-term notes receivable from ARO (2)	$275.2	$429.9	$254.0	$336.7

(1)The estimated fair value of the 8.375% Senior Secured Second Lien Notes due 2030 (the "Second Lien Notes") and Senior Secured First Lien Notes due 2028 (the "First Lien Notes"), which were redeemed in full on April 3, 2023, were determined using quoted market prices, which are level 1 inputs.

(2)The estimated fair value of our Notes Receivable from ARO was estimated using an income approach to value the forecasted cash flows attributed to the Notes Receivable from ARO using a discount rate based on a comparable yield with a country-specific risk premium, which are considered to be level 2 inputs.

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of September 30, 2023 and December 31, 2022.

Note 5 -Property and Equipment

Property and equipment consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Drilling rigs and equipment	$1,217.6	$1,036.5
Work-in-progress	130.9	59.8
Other	39.5	38.2
	$1,388.0	$1,134.5

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

Assets sold

During the nine months ended September 30, 2023, we recognized a pre-tax gain of $27.3 million for the sale of VALARIS 54 in the second quarter.

During the nine months ended September 30, 2022, we recognized an aggregate pre-tax gain of $128.5 million for the sales of VALARIS 113, VALARIS 114 and VALARIS 36. Additionally, we recognized a pre-tax gain of $7.0 million related to additional proceeds received for our 2020 sale of VALARIS 68, resulting from post-sale conditions of that sale agreement.

Gains recognized on sales of assets are included in Other, net on the Condensed Consolidated Statements of Operations.

Note 6 -Pension and Other Post-retirement Benefits

We have defined-benefit pension plans and retiree medical plans that provide post-retirement health and life insurance benefits.

The components of net periodic pension and retiree medical income were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest cost	$7.9	$5.7	$23.4	$16.8
Expected return on plan assets	(7.9)	(9.7)	(23.4)	(28.8)
Amortization of net gain	(0.1)	—	(0.3)	(0.1)
Net periodic pension and retiree medical income (1)	$(0.1)	$(4.0)	$(0.3)	$(12.1)

(1)Included in Other, net, in our Condensed Consolidated Statements of Operations.

Note 7 -Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and includes the effect of all potentially dilutive stock equivalents, including warrants, restricted stock unit awards and performance stock unit awards.

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income from continuing operations attributable to our shares	$12.9	$74.3	$30.2	$147.3
Weighted average shares outstanding:
Basic	73.7	75.1	74.6	75.0
Effect of stock equivalents	1.1	0.5	1.1	0.5
Diluted	74.8	75.6	75.7	75.5

Anti-dilutive share awards totaling 35,000 and 104,000 were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2023, respectively.

Anti-dilutive share awards totaling 38,000 and 103,000 were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2022, respectively.

We had 5,470,950 warrants outstanding (the "Warrants") as of September 30, 2023 to purchase common shares of Valaris Limited (the "Common Shares") which are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant and expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders. These warrants are anti-dilutive for all periods presented.

Note 8 -Debt

First Lien Notes

On April 3, 2023, the Company issued a notice of conditional redemption to the holders of the Senior Secured First Lien Notes due 2028 (the "First Lien Notes") at a redemption price equal to 104.0% of the aggregate $550.0 million principal amount of the First Lien Notes plus accrued and unpaid interest to, but not including, the redemption date (the “Redemption Price”). On April 19, 2023, in connection with the issuance of our Second Lien Notes, as discussed below, the Company discharged its obligations under the indenture governing the First Lien Notes and deposited the Redemption Price with Wilmington Savings Fund Society, as trustee under such indenture. The First Lien Notes were redeemed on May 3, 2023 for an aggregate redemption price of $571.8 million (excluding accrued and unpaid interest). We accounted for the redemption as an extinguishment of debt and reported a corresponding loss of $29.2 million in the second quarter of 2023, which is included in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023.

Second Lien Notes

On April 19, 2023, the Company and Valaris Finance Company LLC (“Valaris Finance”), a wholly-owned subsidiary, issued and sold $700.0 million aggregate principal amount of Second Lien Notes (the "Initial Second Lien Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of

1933, as amended (the “Securities Act”). The Initial Second Lien Notes were issued at par for net proceeds of $681.4 million, after deducting the initial purchasers’ discount and offering expenses. A portion of the proceeds were used to fund the redemption of all of the outstanding First Lien Notes as discussed above.

On August 21, 2023, the Company and Valaris Finance issued $400.0 million aggregate principal amount of additional Second Lien Notes (the "Additional Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Additional Notes were issued at 100.75% of par, plus accrued interest from April 19, 2023. The net proceeds were approximately $396.9 million after deducting the initial purchasers’ discount and estimated offering expenses, and excluding accrued interest received of $11.4 million.

The Initial Second Lien Notes and the Additional Notes were issued under the Indenture, dated as of April 19, 2023 (the "Indenture"), and mature on April 30, 2030. The Second Lien Notes bear an interest rate of 8.375% per annum with an effective interest rate of 8.76%. Interest is payable semi-annually in arrears on April 30 and October 30 of each year, beginning on October 30, 2023. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Guarantors and by each of the Company’s future restricted subsidiaries (other than Valaris Finance) that guarantees any debt of the Issuers or any guarantor under certain future debt in an aggregate principal amount in excess of a certain amount. The Second Lien Notes and the related guarantees are secured on a second-priority basis by the Collateral (as defined below).

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

At any time prior to April 30, 2026, the Issuers may, on any one or more occasions, redeem up to 40.0% of the aggregate principal amount of the Second Lien Notes issued under the Indenture (including any additional Second Lien Notes issued in the future) with an amount equal to or less than the net cash proceeds of certain equity offerings, at a redemption price equal to 108.375% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to but not including, the redemption date. In addition, at any time prior to April 30, 2026, the Issuers may redeem up to 10.0% of the aggregate principal amount of the Second Lien Notes during any twelve-month period at a redemption price equal to 103.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

At any time prior to April 30, 2026, the Issuers may redeem some or all of the Second Lien Notes at a price equal to 100.0% of the principal amount of the Second Lien Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium.

The Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of certain of its subsidiaries to: (i) incur additional debt and issue certain preferred stock; (ii) incur or create liens; (iii) make certain distributions, investments and other restricted payments; (iv) sell or otherwise dispose of certain assets; (v) engage in certain transactions with affiliates; and (vi) merge, consolidate, amalgamate or sell, transfer, lease or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to important exceptions and qualifications. In addition, many of these covenants will be suspended with respect to the Second Lien Notes during any time that the Second Lien Notes have investment grade ratings from at least two rating agencies and no default with respect to the Second Lien Notes has occurred and is continuing. As of September 30, 2023, we were in compliance with our covenants under the Indenture.

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

As of September 30, 2023, we were in compliance in all material respects with our covenants under the Credit Agreement. We had no amounts outstanding under the Credit Agreement as of September 30, 2023.

Note 9 -Shareholders' Equity

Activity in our various shareholders' equity accounts for the three and nine months ended September 30, 2023 and 2022 were as follows (in millions):

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2022	75.2	$0.8	$1,097.9	$16.4	$160.1	$14.7	$—	$8.0
Net income	—	—	—	—	46.7	—	—	1.9
Share-based compensation cost	—	—	5.7	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.1)	—	—
Net other comprehensive loss	—	—	—	—	—	(0.1)	—	—
BALANCE, March 31, 2023	75.2	$0.8	$1,103.6	$16.4	$206.8	$14.5	$—	$9.9
Net income (loss)	—	—	—	—	(29.4)	—	—	2.1
Share-based compensation cost	—	—	7.0	—	—	—	—	—
Repurchase of Common Shares	—	—	—	—	—	—	(65.0)	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.1)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.3)	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(0.2)	—	—
BALANCE, June 30, 2023	75.2	$0.8	$1,110.3	$16.4	$177.4	$14.2	$(65.0)	$12.0
Net income	—	—	—	—	12.9	—	—	4.1
Share-based compensation cost	—	—	6.8	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.2	—	—	—	—	—	—	—
Repurchase of Common Shares	—	—	—	—	—	—	(85.0)	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.1)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(4.9)	—	—	—	—	—
Net other comprehensive income	—	—	—	—	—	0.1	—	—
BALANCE, September 30, 2023	75.4	$0.8	$1,112.2	$16.4	$190.3	$14.2	(150.0)	$16.1

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings (Deficit)	AOCI	Non-controlling Interest
BALANCE, December 31, 2021	75.0	$0.8	$1,083.0	$16.4	$(16.4)	$(9.1)	$2.7
Net loss	—	—	—	—	(38.6)	—	(1.2)
Share-based compensation cost	—	—	3.4	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(0.3)	—
BALANCE, March 31, 2022	75.0	$0.8	$1,086.4	$16.4	$(55.0)	$(9.4)	$1.5
Net income	—	—	—	—	111.6	—	1.2
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.1)	—
Share-based compensation cost	—	—	3.5	—	—	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.2)	—	—	—	—
Net other comprehensive income	—	—	—	—	—	0.3	—
BALANCE, June 30, 2022	75.0	$0.8	$1,089.7	$16.4	$56.6	$(9.2)	$2.7
Net income	—	—	—	—	74.3	—	3.4
Share-based compensation cost	—	—	4.6	—	—	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(2.3)	—	—	—	—
Net other comprehensive income	—	—	—	—	—	0.1	—
BALANCE, September 30, 2022	75.0	$0.8	$1,092.0	$16.4	$130.9	$(9.1)	$6.1

Share Repurchase Program

In 2022, our board of directors authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding Common Shares. In April 2023, the board of directors authorized an increase of this amount to $300.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and is subject to compliance with applicable covenants and restrictions under our financing agreements. During the three months ended September 30, 2023, we repurchased 1.2 million shares at an aggregate cost of $85.0 million at an average price of $73.30. During the nine months ended September 30, 2023, we repurchased 2.3 million shares at an aggregate cost of $150.0 million at an average price of $66.24.

Note 10 -Income Taxes

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three and nine months ended September 30, 2023 and 2022, and therefore, we used a discrete effective tax rate method to calculate income taxes for each of these periods. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax benefit for the three months ended September 30, 2023 was $2.0 million and was primarily attributable to the resolution of prior period tax matters, partially offset by changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax benefit of $39.5 million for the nine months ended September 30, 2023 was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and the resolution of other prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense for the three and nine months ended September 30, 2023 was $12.7 million and $47.1 million, respectively.

A substantial portion of our deferred tax assets are subject to a valuation allowance. During the three months ended September 30, 2023, we recognized a $6.2 million deferred tax benefit from the reduction of valuation allowances on deferred tax assets for a change in estimated future taxable income in certain operating jurisdictions. We intend to continue maintaining a valuation allowance on a substantial portion of our deferred tax assets until there is sufficient evidence to support a reversal of such allowances. However, given the current operating environment and our anticipated future earnings, we believe there is a reasonable possibility that sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance on deferred tax assets will no longer be needed. A reduction in our valuation allowance would result in the recognition of a deferred tax benefit during the period in which the reduction is recognized. The timing and amount of future valuation allowance reductions are subject to future levels of contracting and profitability achieved.

Discrete income tax expense for the three months ended September 30, 2022 was $1.4 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, partially offset by discrete tax benefits attributable to the resolution of other prior period tax matters. Discrete income tax benefit for the nine months ended September 30, 2022 was $6.9 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters, partially offset by discrete tax expense attributable to income associated with a contract termination. Excluding the aforementioned discrete tax items, income tax expense for the three and nine months ended September 30, 2022 was $12.4 million and $40.2 million, respectively.

Note 11 -Contingencies

ARO Newbuild Funding Obligations

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. ARO has plans to purchase 20 newbuild jackup rigs over an approximate 10-year period. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash from ARO's operations and/or funds available from third-party debt financing. In January 2020, ARO paid 25% of the purchase price from cash on hand for each of the two newbuilds, and in October 2023, entered into a $359.0 million term loan to finance the remaining payments due upon delivery and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. The term loan bears interest based on the three-month Secured Overnight Financing Rate (SOFR) plus a margin ranging from 1.25% to 1.4%. Our Notes Receivable from ARO are subordinated and junior in right of payment to ARO’s term loan. In the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Beginning with the delivery of the second newbuild, each partner's commitment shall be reduced by the actual cost of each newbuild rig, as delivered, on a proportionate basis.

Letters of Credit

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of September 30, 2023 totaled $95.8 million and are issued under facilities provided by various banks and other financial institutions, but none were issued under the Credit Agreement. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of September 30, 2023, we had collateral deposits in the amount of $14.0 million with respect to these agreements.

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

Brazil Administrative Proceeding

In July 2023, we received notice of an administrative proceeding initiated against us in Brazil. Specifically, the Federal Court of Accounts ("TCU") is seeking from us, Samsung Heavy Industries (“SHI”) and others, on a joint and several basis, a total of approximately BRL 601 million (approximately $120.0 million at the current quarter-end exchange rates) in damages that TCU asserts arose from the overbilling to Petrobras in 2015 in relation to the drilling services agreement with Petrobras for VALARIS DS-5 (the “DSA”). As fully disclosed in our prior periodic reports, the DSA was previously the subject of (1) investigations by the SEC and the U.S Department of Justice, each of which closed their investigation of us in 2018 without any enforcement action, (2) an arbitration proceeding against SHI in which we prevailed resulting in SHI making a $200.0 million cash payment to us in December 2019, and (3) a settlement with Petrobras normalizing our business relations in August 2018. We plan to vigorously defend ourselves against the allegations made by the TCU. Because these proceedings are in their initial stages, we are unable to estimate our potential exposure, if any, at this time.

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

Segment information for the three and nine months ended September 30, 2023 and 2022, respectively, are presented below (in millions):

Three Months Ended September 30, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$243.3	$165.9	$121.5	$45.9	$(121.5)	$455.1
Operating expenses
Contract drilling (exclusive of depreciation)	215.2	121.7	92.0	18.8	(56.8)	390.9
Depreciation	14.2	10.2	15.8	1.3	(15.7)	25.8
General and administrative	—	—	5.6	—	18.6	24.2
Equity in earnings of ARO	—	—	—	—	2.4	2.4
Operating income	$13.9	$34.0	$8.1	$25.8	$(65.2)	$16.6
Property and equipment, net	$609.1	$443.0	$873.4	$53.3	$(818.9)	$1,159.9

Three Months Ended September 30, 2022

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$201.7	$195.9	$111.4	$39.6	$(111.4)	$437.2
Operating expenses
Contract drilling (exclusive of depreciation)	160.5	128.0	90.0	17.8	(59.6)	336.7
Depreciation	12.6	8.7	15.4	1.2	(15.3)	22.6
General and administrative	—	—	4.7	—	14.5	19.2
Equity in earnings of ARO	—	—	—	—	2.9	2.9
Operating income	$28.6	$59.2	$1.3	$20.6	$(48.1)	$61.6
Property and equipment, net	$473.4	$386.7	$757.7	$57.7	$(721.9)	$953.6

Nine Months Ended September 30, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$685.5	$480.3	$362.9	$134.6	$(362.9)	$1,300.4
Operating expenses
Contract drilling (exclusive of depreciation)	586.0	394.1	277.9	57.2	(173.6)	1,141.6
Depreciation	40.8	28.8	46.4	3.8	(46.2)	73.6
General and administrative	—	—	15.9	—	59.1	75.0
Equity in earnings of ARO	—	—	—	—	5.0	5.0
Operating income	$58.7	$57.4	$22.7	$73.6	$(197.2)	$15.2
Property and equipment, net	$609.1	$443.0	$873.4	$53.3	$(818.9)	$1,159.9

Nine Months Ended September 30, 2022

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$489.5	$562.4	$339.1	$117.0	$(339.1)	$1,168.9
Operating expenses
Contract drilling (exclusive of depreciation)	473.4	409.4	256.3	58.0	(167.3)	1,029.8
Loss on impairment	34.5	—	—	—	—	34.5
Depreciation	37.1	26.5	47.3	3.4	(46.9)	67.4
General and administrative	—	—	13.1	—	43.9	57.0
Equity in earnings of ARO	—	—	—	—	15.9	15.9
Operating income (loss)	$(55.5)	$126.5	$22.4	$55.6	$(152.9)	$(3.9)
Property and equipment, net	$473.4	$386.7	$757.7	$57.7	$(721.9)	$953.6

Information about Geographic Areas

As of September 30, 2023, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
Middle East & Africa	3	5	8	16	7
Europe & the Mediterranean	3	12	—	15	—
North & South America	8	7	—	15	—
Asia & Pacific Rim	2	3	—	5	—
Total	16	27	8	51	7

We provide management services in the U.S. Gulf of Mexico on two rigs owned by a third party not included in the table above.

We are a party to contracts whereby we have the option to take delivery of VALARIS DS-13 and VALARIS DS-14, two recently constructed drillships, that are not included in the table above.

ARO has ordered two newbuild jackups which are under construction in the Middle East that are not included in the table above.

Note 13 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Trade	$435.5	$345.7
Income tax receivables	50.9	93.6
Other	21.7	24.6
	508.1	463.9
Allowance for doubtful accounts	(15.7)	(14.8)
	$492.4	$449.1

Other current assets consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Deferred costs	$78.9	$59.1
Prepaid taxes	48.4	44.6
Prepaid expenses	23.9	17.5
Other	27.5	27.4
	$178.7	$148.6

Accrued liabilities and other consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Current contract liabilities (deferred revenues)	$103.4	$78.0
Personnel costs	65.2	55.8
Income and other taxes payable	54.8	41.4
Accrued interest	41.6	7.6
Accrued claims	24.6	27.2
Lease liabilities	17.0	9.4
Other	40.0	28.5
	$346.6	$247.9

Other liabilities consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Unrecognized tax benefits (inclusive of interest and penalties)	$234.5	$275.0
Pension and other post-retirement benefits	155.3	159.8
Noncurrent contract liabilities (deferred revenues)	43.3	41.0
Other	49.4	39.8
	$482.5	$515.6

Condensed Consolidated Statements of Operations Information

Other, net consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net foreign currency exchange gains	$3.6	$9.8	$3.4	$25.2
Net periodic pension income	0.1	4.0	0.3	12.1
Loss on debt extinguishment	—	—	(29.2)	—
Net gain on sale of property	—	0.1	27.9	137.7
Other income (expense)	0.2	(0.2)	1.3	(2.3)
	$3.9	$13.7	$3.7	$172.7

Condensed Consolidated Statement of Cash Flows Information

Our restricted cash consists primarily of $14.0 million and $20.7 million of collateral on letters of credit at September 30, 2023 and December 31, 2022, respectively. See "Note 11 - Contingencies" for more information regarding our letters of credit.

We received an income tax refund of $45.9 million during the first quarter of 2023 related to the U.S. Coronavirus Aid, Relief, and Economic Security Act.

Concentration of Risk

Credit Risk - We are exposed to credit risk relating to our cash and cash equivalents and receivables from customers. Our cash and cash equivalents are primarily held by various well-capitalized and credit-worthy financial institutions. We monitor the credit ratings of these institutions and limit the amount of exposure to any one institution and therefore, do not believe a significant credit risk exists for these balances. We mitigate our credit risk relating to receivables from customers, which consist primarily of major international, government-owned and independent oil and gas companies, by performing ongoing credit evaluations. We also maintain reserves for potential credit losses, which generally have been within our expectations.

Customer Concentration - Consolidated revenues with customers that individually contributed 10% or more of revenue in either of the three or nine months ended September 30, 2023, and 2022 were as follows:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
BP plc ("BP")	—%	5%	6%	11%	5%	3%	6%	14%
Eni S.p.A ("Eni")	1%	4%	—%	5%	—%	4%	—%	4%
Equinor ASA ("Equinor")	3%	—%	—%	3%	—%	6%	—%	6%
Other customers	49%	28%	4%	81%	41%	32%	3%	76%
	53%	37%	10%	100%	46%	45%	9%	100%

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
BP	1%	5%	6%	12%	5%	3%	6%	14%
Eni	5%	6%	—%	11%	—%	6%	—%	6%
Equinor	1%	—%	—%	1%	4%	6%	—%	10%
Other customers	46%	26%	4%	76%	33%	33%	4%	70%
	53%	37%	10%	100%	42%	48%	10%	100%

Geographic Concentration - For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues for locations that individually had 10% or more of revenue were as follows (in millions):

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
U.S. Gulf of Mexico	$65.3	$8.5	$26.2	$100.0	$62.8	$6.7	$25.7	$95.2
United Kingdom	—	71.0	—	71.0	—	71.4	—	71.4
Angola	62.8	—	—	62.8	23.2	—	—	23.2
Australia	40.2	6.8	—	47.0	40.2	11.6	—	51.8
Brazil	46.4	—	—	46.4	33.4	—	—	33.4
Other countries	28.6	79.6	19.7	127.9	42.1	106.2	13.9	162.2
	$243.3	$165.9	$45.9	$455.1	$201.7	$195.9	$39.6	$437.2

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
U.S. Gulf of Mexico	$152.3	$22.5	$78.5	$253.3	$179.3	$19.0	$73.3	$271.6
United Kingdom	—	192.6	—	192.6	—	200.1	—	200.1
Angola	160.1	—	—	160.1	52.3	—	—	52.3
Australia	118.0	30.3	—	148.3	72.7	18.2	—	90.9
Brazil	117.4	—	—	117.4	75.5	—	—	75.5
Other countries	137.7	234.9	56.1	428.7	109.7	325.1	43.7	478.5
	$685.5	$480.3	$134.6	$1,300.4	$489.5	$562.4	$117.0	$1,168.9

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

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. We own the world's largest offshore drilling rig fleet, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet. We currently own 51 rigs, including 11 drillships, four dynamically positioned semisubmersible rigs, one moored semisubmersible rig, 35 jackup rigs and a 50% equity interest in ARO, our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional seven rigs. We also have options to purchase two recently constructed drillships, which we plan to exercise on or before December 31, 2023.

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

In the first nine months of 2023, we have seen relatively less volatility in oil prices than that experienced in 2022 and prices have generally remained at levels that are supportive of offshore exploration and development activity. At the start of 2023, the Brent crude price was in the low-80's per barrel. The price declined somewhat during the first quarter of 2023, following turmoil in the banking sector, which escalated fears of a global recession and declining oil demand. However, the price per barrel has since rebounded in part due to OPEC+ announcing a further production cut of approximately 1.2 million barrels per day effective from May 2023 through the end of the year. In early September, the Brent crude price climbed above $90 per barrel for the first time since November 2022, where it has largely remained, primarily due to Saudi Arabia and Russia announcing that they would extend additional voluntary production cuts through year-end and an escalation in geopolitical risk in the Middle East.

Despite the volatility in spot oil prices seen in recent years, our customers tend to be more focused on medium-term and long-term commodity prices when making investment decisions due to the longer lead times for offshore projects. These forward prices experienced far less volatility in 2022 and thus far in 2023 and have maintained levels which are highly constructive for offshore project demand.

Rig attrition in the industry over the last several years, particularly for floaters, has resulted in a much smaller global fleet of rigs that is available to meet customer demands. Consequently, our outlook for our offshore drilling business is positive.

Inflationary pressures remain elevated and have resulted in increased personnel costs as well as in the prices of goods and services required to operate our rigs or execute capital projects. We expect that our costs will continue to rise in the near term and although certain of our long-term contracts contain provisions for escalating costs, we cannot predict with certainty our ability to successfully claim recoveries of higher costs from our customers under these contractual stipulations. Despite the inflationary trends and macroeconomic uncertainty, recovery in demand for offshore drilling services continues to improve as evidenced by increasing global utilization and day rates for offshore drilling rigs.

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

The following table summarizes our and ARO's contract backlog of business as of November 1, 2023 and February 21, 2023 (in millions):

	November 1, 2023	February 21, 2023
Floaters (1)	$1,986.0	$1,376.9
Jackups(2)	921.6	742.3
Other (3)	250.5	344.0
Total	$3,158.1	$2,463.2
ARO (4)	$2,290.7	$1,731.8

(1)The increase in Floaters is primarily due to a three-year contract for VALARIS DS-8 offshore Brazil, a 12-well contract for VALARIS DS-7 offshore West Africa and a 250-day contract extension for VALARIS DS-15 offshore Brazil, which resulted in incremental aggregate backlog of approximately $890.0 million. These increases were partially offset by revenues realized.

(2)The increase in Jackups is primarily due to contract awards and extensions for VALARIS 107, VALARIS 72, VALARIS 118, VALARIS 92 and VALARIS 106, which resulted in incremental aggregate backlog of approximately $340.0 million. These increases were partially offset by revenues realized.

(3)Other includes the bareboat charter backlog for the jackup rigs leased to ARO to fulfill contracts between ARO and Saudi Aramco in addition to backlog for our managed rig services. Substantially all the operating costs for jackups leased to ARO through the bareboat charter agreements will be borne by ARO.

(4)The increase in ARO backlog is primarily due to an eight-year contract for each of the two newbuild rigs, the first of which was delivered in October 2023 and the second is expected to be delivered in the first quarter of 2024. These contracts resulted in incremental aggregate backlog of approximately $924.0 million, which was partially offset by revenues realized.

BUSINESS ENVIRONMENT

Floaters

In recent years, the more constructive oil price environment has led to an improvement in contracting and tendering activity for floaters. The number of contracted benign environment floaters has increased to 120 at September 30, 2023 from a low of 101 in early 2021, contributing to a 13% increase in global utilization, from 73% to 86%, for the industry's active fleet over the same period. This increase in activity is particularly evident for 6th and 7th generation drillships, such as those included in our floater fleet. Utilization for the global active 6th and 7th generation drillship fleet is currently at 94% and has, on average, exceeded 90% for more than twelve months, resulting in a meaningful improvement in day rates for this class of assets.

In 2022, we completed the reactivation of three drillships and one semisubmersible which have commenced long-term contracts. In 2023, we have completed the reactivation of another stacked drillship, VALARIS DS-17, for a contract which commenced in the third quarter of 2023 for work offshore Brazil, and we are currently reactivating another two of our stacked drillships, VALARIS DS-7 and DS-8, for long-term contracts offshore West Africa and Brazil, respectively.

From a supply perspective, as of September 30, 2023, the number of benign environment floaters including stacked rigs declined by 43% to 159 from a peak of 281 in late 2014, and we believe there are only ten competitive drillships remaining among the stacked drillship fleet, including VALARIS DS-11. There are a further eight competitive newbuild drillships remaining at South Korean shipyards, including VALARIS DS-13 and DS-14, for which, based on current market conditions, we expect to exercise our options to take delivery by the end of 2023. However, three of these eight rigs are either contracted or have been selected for future work and are expected to be contracted soon. We expect that continued floater demand growth will further reduce available drillship capacity. Also, given the expected high construction cost and lack of shipyard capacity, we do not believe that current market conditions are supportive of another newbuild cycle in the foreseeable future.

Jackups
Contracting and tendering activity for jackups has begun to improve in recent years as a result of the more constructive oil price environment. Further, we have seen a notable increase in jackup activity since the beginning of 2022, primarily driven by demand from the Middle East. The number of contracted jackups has increased to 404 at September 30, 2023 from a low of 341 in early 2021, contributing to a 15% increase in global utilization, from 78% to 93%, for the industry's active fleet over the same period, which has led to a meaningful increase in day rates for jackups.

As of September 30, 2023, the number of jackups declined by 8% to 496 from a peak of 542 in early 2015. While the number of jackups has decreased less than floaters on a relative basis, 33% of the current jackup fleet is more than 30 years of age with limited useful lives remaining. Further, we believe that some of the jackups that are currently idle are not competitive, either due to their age or length of time stacked. Expenditures required to recertify some of these rigs may prove cost prohibitive and drilling contractors may instead elect to scrap a portion of these rigs. Excluding ARO's newbuild program, there are only 18 newbuild jackups remaining at shipyards, of which 13 are at Chinese shipyards, many of which are expected to be used for the local supply in China.

RESULTS OF OPERATIONS

Management believes the comparison of the most recently completed quarter to the immediately preceding quarter provides more relevant information needed to understand and analyze the business. As such, as permitted under applicable SEC rules, we have elected to discuss any material changes in our results of operations by including a comparison of our most recently completed fiscal quarter ended September 30, 2023 (the "current quarter") to the immediately preceding fiscal quarter ended June 30, 2023 (the "preceding quarter"). We also continue to discuss any material changes in our results of operations for the nine months ended September 30, 2023 compared to the corresponding period of the preceding fiscal year (the "prior year period"), as required under the applicable SEC rules.

Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023

The following table summarizes our Condensed Consolidated Results of Operations for the three months ended September 30, 2023 and June 30, 2023 (in millions, except percentages):

	Three Months Ended		Change	% Change
	September 30, 2023	June 30, 2023
Revenues	$455.1	$415.2	$39.9	10%
Operating expenses
Contract drilling (exclusive of depreciation)	390.9	373.5	17.4	5%
Depreciation	25.8	24.5	1.3	5%
General and administrative	24.2	26.4	(2.2)	(8)%
Total operating expenses	440.9	424.4	16.5	4%
Equity in earnings (losses) of ARO	2.4	(0.7)	3.1	(443)%
Operating income (loss)	16.6	(9.9)	26.5	(268)%
Other income, net	11.1	7.1	4.0	56%
Provision for income taxes	10.7	24.5	(13.8)	(56)%
Net income (loss)	17.0	(27.3)	44.3	(162)%
Net income attributable to noncontrolling interests	(4.1)	(2.1)	(2.0)	95%
Net income (loss) attributable to Valaris	$12.9	$(29.4)	$42.3	(144)%

Revenue increased primarily due to $34.0 million of incremental revenue earned for VALARIS DS-17, VALARIS 249 and VALARIS 121, which commenced new contracts in the current quarter after not working in the preceding quarter. Excluding these rigs, revenue increased $5.9 million which was primarily due to $19.8 million from higher average daily revenue earned, partially offset by a $17.3 million decrease in operating days primarily related to downtime for contract preparation and mobilization of rigs and unplanned downtime during the current quarter.

Contract drilling expense increased primarily due to $13.3 million of higher costs attributable to rigs that were idle in the prior quarter and commenced new contracts during the current quarter and a $6.9 million increase in rig reactivation costs.

Other income, net, increased primarily due to a $29.2 million loss recognized in the preceding quarter on the extinguishment of the Senior Secured First Lien Notes (the "First Lien Notes") and a $4.3 million increase in foreign currency gains. These increases were partially offset by a $27.3 million pre-tax gain recognized in the preceding quarter for the sale of VALARIS 54.

Discrete income tax benefit for the current quarter was $2.0 million and was primarily attributable to the resolution of prior period tax matters, partially offset by changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax expense for the preceding quarter was $6.2 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Excluding the aforementioned discrete tax items, income tax expense decreased to $12.7 million for the current quarter from $18.3 million for the preceding quarter, primarily due to a deferred tax benefit of $6.2 million recognized in the current quarter from the reduction of valuation allowances on deferred tax assets for a change in estimated future taxable income in certain operating jurisdictions.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table summarizes our Condensed Consolidated Results of Operations for the nine months ended September 30, 2023 and 2022 (in millions, except percentages):

	Nine Months Ended		Change	% Change
	September 30, 2023	September 30, 2022
Revenues	$1,300.4	$1,168.9	$131.5	11%
Operating expenses
Contract drilling (exclusive of depreciation)	1,141.6	1,029.8	111.8	11%
Loss on impairment	—	34.5	(34.5)	(100)%
Depreciation	73.6	67.4	6.2	9%
General and administrative	75.0	57.0	18.0	32%
Total operating expenses	1,290.2	1,188.7	101.5	9%
Equity in earnings of ARO	5.0	15.9	(10.9)	(69)%
Operating income (loss)	15.2	(3.9)	19.1	(490)%
Other income, net	30.7	187.9	(157.2)	(84)%
Provision for income taxes	7.6	33.3	(25.7)	(77)%
Net income	38.3	150.7	(112.4)	(75)%
Net income attributable to noncontrolling interests	(8.1)	(3.4)	(4.7)	138%
Net income attributable to Valaris	$30.2	$147.3	$(117.1)	(79)%

Revenues increased primarily due an increase in average daily revenue earned of $114.1 million primarily due to certain rigs that commenced new contracts during the nine months ended September 30, 2023 at a higher day rate, $68.2 million from an increase in operating days primarily attributable to rigs that have commenced contracts following reactivation, and $12.1 million of higher revenues earned from lease agreements with ARO primarily from higher lease rates for certain rigs. These increases were partially offset by a $51.0 million fee related to the termination of the VALARIS DS-11 contract recognized in the prior year period, and a $7.0 million decrease in customer reimbursable revenue.

Contract drilling expense increased primarily due to $104.7 million attributable to rigs that have commenced contracts following reactivation, a $31.2 million increase in repair costs for certain rigs, and a $17.4 million increase in reactivation costs. These increases were partially offset by a $28.5 million decrease in the costs for certain claims and a $14.8 million decrease in operating costs for VALARIS 140 and VALARIS 141, which we started leasing to ARO at the end of the first quarter and the third quarter of 2022, respectively.

During the nine months ended September 30, 2022, we recorded non-cash losses on impairment totaling $34.5 million, with respect to customer-specific capital upgrades for VALARIS DS-11 made pursuant to the terms of the drilling contract that was terminated during the second quarter of 2022. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

Depreciation expense increased primarily due to $7.7 million attributable to new assets placed in service for certain rigs that underwent reactivation projects and capital upgrades.

General and administrative expenses increased primarily due to higher compensation related to our long-term incentive plans and higher professional fees.

Other income, net, decreased primarily due to a $109.8 million decrease in the gain on the sale of assets, a $29.2 million loss on the extinguishment of our First Lien Notes recognized in the second quarter of 2023, a $21.8 million decrease in foreign currency gains, and a $12.4 million increase in interest expense, partially offset by a $24.2 million increase in interest income.

Discrete income tax benefit for the nine months ended September 30, 2023 was $39.5 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and the resolution of other prior period tax matters Discrete income tax benefit for the nine months ended September 30, 2022 was $6.9 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and resolution of other prior period tax matters, partially offset by discrete tax expense attributable to income associated with a contract termination. Excluding the aforementioned discrete tax items, income tax expense for the nine months ended September 30, 2023 and 2022 was $47.1 million and $40.2 million, respectively.

Rig Counts, Utilization and Average Daily Revenue

The following table summarizes the total and active offshore drilling rigs for Valaris and ARO as of the following dates:

	September 30, 2023	June 30, 2023	September 30, 2022
Total Fleet
Floaters	16	16	16
Jackups(1)	27	27	28
Other(2)	8	8	8
Total Fleet - Valaris	51	51	52
ARO(3)	7	7	7

Active Fleet(4)
Floaters(5)	13	12	11
Jackups(6)	20	20	22
Other(2)	8	8	8
Active Fleet - Valaris	41	40	41
ARO(3)	7	7	7

(1)During the second quarter of 2023, we sold VALARIS 54.
(2)This represents the jackup rigs leased to ARO through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. Rigs leased to ARO operate under long-term contracts with Saudi Aramco.
(3)This represents the seven jackup rigs owned by ARO which are operating under long-term contracts with Saudi Aramco.

(4)Active fleet represents rigs that are not preservation stacked and includes rigs that are in the process of being reactivated.

(5)During the first and third quarter of 2023, we began reactivating VALARIS DS-8 for a three-year contract offshore Brazil and VALARIS DS-7 for a 12-well contract offshore West Africa, respectively.

(6)During the first quarter of 2023, we preservation stacked VALARIS Viking after the rig completed its contract in the North Sea. During the second quarter of 2023, we sold VALARIS 54.

We provide management services in the U.S. Gulf of Mexico on two rigs owned by a third-party that are not included in the table above.

We are a party to contracts whereby we have the option to take delivery of VALARIS DS-13 and VALARIS DS-14, two recently constructed drillships that are not included in the table above.

Additionally, ARO has ordered two jackups which are under construction in the Middle East that are not included in the table above.

Operating results for our contract drilling services segment are largely dependent on two primary revenue metrics: utilization and day rates. The following table summarizes our and ARO's rig utilization and average daily revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Rig Utilization - Total Fleet(1)
Floaters	57%	59%	58%	39%
Jackups	58%	55%	58%	65%
Other (2)	100%	100%	100%	100%
Total Valaris	65%	65%	66%	64%
ARO	93%	91%	92%	92%

Rig Utilization - Active Fleet(1)
Floaters	70%	78%	76%	60%
Jackups	78%	74%	78%	86%
Other (2)	100%	100%	100%	100%
Total Valaris	81%	82%	83%	83%
ARO	93%	91%	92%	92%

Average Daily Revenue(3)
Floaters	$278,821	$252,417	$258,780	$229,381
Jackups	108,152	99,112	103,884	100,050
Other (2)	43,519	41,072	42,705	39,332
Total Valaris	$134,124	$124,184	$127,272	$106,610
ARO	$94,712	$94,624	$95,837	$93,834

(1)Rig utilization total fleet and active fleet are derived by dividing the operating days by the number of days in the period for the total fleet and active fleet, respectively. Active fleet represents rigs that are not preservation stacked and includes rigs that are in the process of being reactivated. Operating days equals the total number of days that rigs have earned and recognized day rate revenue, including days associated with early contract terminations, compensated downtime and mobilizations and excluding suspension periods. When revenue is deferred and amortized over a future period, for example, when we receive fees while mobilizing to commence a new contract or while being upgraded in a shipyard, the related days are excluded from operating days.

(2)Includes our two management services contracts and our rigs leased to ARO under bareboat charter contracts.

(3)Average daily revenue is derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues, revenues earned during suspension periods and revenues attributable to amortization of drilling contract intangibles, by the aggregate number of operating days. Beginning with the current quarter, we began presenting average daily revenue instead of the previously reported average day rate metric, which further excluded lump-sum revenues and amortization thereof. Average daily revenue is a more comprehensive measurement of our revenue-earning performance and more closely aligns with the calculation methodology used by our closest offshore drilling peers. Prior periods were adjusted to conform with the current period presentation.

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
Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023

Segment information for the three months ended September 30, 2023 and June 30, 2023 is as follows (in millions):

Three Months Ended September 30, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$243.3	$165.9	$121.5	$45.9	$(121.5)	$455.1
Operating expenses
Contract drilling (exclusive of depreciation)	215.2	121.7	92.0	18.8	(56.8)	390.9
Depreciation	14.2	10.2	15.8	1.3	(15.7)	25.8
General and administrative	—	—	5.6	—	18.6	24.2
Equity in earnings of ARO	—	—	—	—	2.4	2.4
Operating income	$13.9	$34.0	$8.1	$25.8	$(65.2)	$16.6

Three Months Ended June 30, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$227.4	$144.6	$117.8	$43.2	$(117.8)	$415.2
Operating expenses
Contract drilling (exclusive of depreciation)	196.2	123.5	95.0	18.2	(59.4)	373.5
Depreciation	13.6	9.6	15.6	1.2	(15.5)	24.5
General and administrative	—	—	5.7	—	20.7	26.4
Equity in losses of ARO	—	—	—	—	(0.7)	(0.7)
Operating income	$17.6	$11.5	$1.5	$23.8	$(64.3)	$(9.9)

Floaters

Floater revenue increased $15.9 million for the current quarter as compared to the preceding quarter, primarily due to $13.1 million from VALARIS DS-17, which commenced a new contract in Brazil in the current quarter following reactivation. Revenue for the remaining floater fleet increased due to $14.8 million from higher average daily revenue earned by certain rigs, partially offset by an $11.3 million decrease in operating days, primarily due to unplanned downtime for certain rigs and the mobilization of VALARIS DPS-5 to a new contract in the current quarter.

Floater contract drilling expense increased $19.0 million for the current quarter as compared to the preceding quarter, primarily due to an $16.6 million increase in rig reactivation costs for VALARIS DS-7, which commenced a reactivation project in the current quarter in preparation of a new contract in West Africa.

Jackups

Jackup revenues increased $21.3 million for the current quarter as compared to the preceding quarter, primarily due to $20.9 million from VALARIS 249 and VALARIS 121, which commenced new contracts during the current quarter after being idle in the preceding quarter.

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

ARO revenue increased $3.7 million for the current quarter as compared to the preceding quarter, primarily due to $3.5 million of higher revenue for certain rigs which were undergoing maintenance projects during the preceding quarter.

ARO contract drilling expense decreased $3.0 million for the current quarter as compared to the preceding quarter, primarily due to a $5.0 million decrease in repair and maintenance cost in the current quarter, partially offset by a $2.3 million increase in lease expense.

Other

Other revenue increased $2.7 million for the current quarter as compared to the preceding quarter, primarily due to $2.3 million of higher revenues earned from lease agreements with ARO.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Segment information for the nine months ended September 30, 2023 and 2022 is as follows (in millions):

Nine Months Ended September 30, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$685.5	$480.3	$362.9	$134.6	$(362.9)	$1,300.4
Operating expenses
Contract drilling (exclusive of depreciation)	586.0	394.1	277.9	57.2	(173.6)	1,141.6
Depreciation	40.8	28.8	46.4	3.8	(46.2)	73.6
General and administrative	—	—	15.9	—	59.1	75.0
Equity in earnings of ARO	—	—	—	—	5.0	5.0
Operating income	$58.7	$57.4	$22.7	$73.6	$(197.2)	$15.2

Nine Months Ended September 30, 2022

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$489.5	$562.4	$339.1	$117.0	$(339.1)	$1,168.9
Operating expenses
Contract drilling (exclusive of depreciation)	473.4	409.4	256.3	58.0	(167.3)	1,029.8
Loss on impairment	34.5	—	—	—	—	34.5
Depreciation	37.1	26.5	47.3	3.4	(46.9)	67.4
General and administrative	—	—	13.1	—	43.9	57.0
Equity in earnings of ARO	—	—	—	—	15.9	15.9
Operating income (loss)	$(55.5)	$126.5	$22.4	$55.6	$(152.9)	$(3.9)

Floaters

Floater revenue increased $196.0 million for the nine months ended September 30, 2023 compared to the prior year period, primarily due to $204.2 million from increased operating days primarily attributable to rigs that have commenced contracts following reactivation or returned to work upon completion of special periodic surveys and $58.7 million from higher average daily revenue earned primarily due to VALARIS DS-12 and VALARIS DPS-5 working under higher day rate contracts in the current period as compared to the prior year period. These increases were partially offset by $51.0 million of revenue recognized in the prior year period attributable to a termination fee for the VALARIS DS-11 contract and an $11.7 million decrease from customer reimbursable revenue.

Floater contract drilling expense increased $112.6 million for the nine months ended September 30, 2023 compared to the prior year period, primarily due to $129.9 million attributable to rigs that have returned to work upon completion of reactivation projects and an $18.4 million increase in reactivation costs. These increases were partially offset by a $21.3 million decrease in the costs for certain claims and an $11.8 million decrease in reimbursable costs.

During the prior year period, we recorded non-cash losses on impairment totaling $34.5 million, with respect to customer-specific capital upgrades for VALARIS DS-11 made pursuant to the terms of the drilling contract that was terminated during the second quarter of 2022.

Floater depreciation expense increased $3.7 million for the nine months ended September 30, 2023 compared to the prior year period, primarily due to new assets placed in service for certain rigs that underwent reactivation projects and capital upgrades.

Jackups

Jackup revenues decreased $82.1 million for the nine months ended September 30, 2023 compared to the prior year period, primarily due to $136.0 million from decreased operating days primarily due to rigs that completed contracts in the North Sea during the first half of 2023, certain rigs that were mobilizing or are idle between contracts in the current period, and the sale of VALARIS 54 which operated in the prior year period. These decreases were partially offset by a $52.2 million increase due to higher average daily revenue earned.

Jackup contract drilling expense decreased $15.3 million for the nine months ended September 30, 2023 compared to the prior year period, primarily due to $33.1 million lower costs for rigs that were idle or between contracts in the current period, and a $14.8 million decrease in operating costs for VALARIS 140 and VALARIS 141, which we started leasing to ARO at the end of the first quarter and the third quarter of 2022, respectively. These decreases were partially offset by a $30.5 million increase in repair costs in the current period primarily associated with maintenance performed during special period surveys.

ARO

ARO revenue increased $23.8 million for the nine months ended September 30, 2023 compared to the prior year period, primarily due to $21.6 million from VALARIS 140 and VALARIS 141, which ARO started leasing from us at the end of the first quarter and the third quarter of 2022, respectively, and $17.9 million from higher average daily revenue earned by certain rigs. These increases were partially offset by a $9.0 million decrease due to VALARIS 36 which operated in the prior year period until the rig was sold in May 2022 and $8.1 million for certain rigs undergoing maintenance projects in the current period.

ARO contract drilling expense increased $21.6 million for the nine months ended September 30, 2023 compared to the prior year period, primarily due to $9.0 million from higher personnel cost, $8.6 million of incremental operating costs primarily related to VALARIS 140 and VALARIS 141, and a $6.3 million increase in repair and maintenance.

Other

Other revenue increased $17.6 million for the nine months ended September 30, 2023 compared to the prior year period, primarily due to $12.1 million of higher revenues earned from lease agreements with ARO from higher average day rates on certain rigs, $3.2 million from higher day rates on certain rigs and $2.3 million increase in customer reimbursable revenues.

Other Income (Expense)

The following table summarizes other income (expense) (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Interest income	$26.6	$24.6	$74.2	$50.0
Interest expense	(19.4)	(16.7)	(47.2)	(34.8)
Net foreign currency exchange gains (losses)	3.6	(0.7)	3.4	25.2
Loss on debt extinguishment	—	(29.2)	(29.2)	—
Net gain on sale of property	—	27.8	27.9	137.7
Net periodic pension and retiree medical income	0.1	0.1	0.3	12.1
Other, net	0.2	1.2	1.3	(2.3)
	$11.1	$7.1	$30.7	$187.9

Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023

During the preceding quarter, we recognized a loss of $29.2 million on the extinguishment of the First Lien Notes and a $27.3 million gain on the sale of property from the sale of VALARIS 54.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Interest income increased by $24.2 million for the nine months ended September 30, 2023 compared to the prior year period, primarily due to an increase of $26.8 million of interest income on cash equivalents due to a higher average balance during the current period and a $14.2 million increase on interest income earned on our Notes Receivable from ARO attributable to higher interest rates in 2023, partially offset by non-cash interest income of $14.8 million recognized in the prior year for the discount attributable to the partial principal repayment on our Notes Receivable from ARO in September 2022.

Interest expense increased by $12.4 million for the nine months ended September 30, 2023 compared to the prior year period, primarily due to an increase in interest expense from a higher principal debt balance.

Net foreign currency exchange gains of $3.4 million for the nine months ended September 30, 2023 primarily included gains of $3.1 million, $2.2 million and $0.9 million related to Nigerian naira, Norwegian kroner, and euros, respectively, partially offset by losses of $1.6 million each, from Brazilian reals and Angolan kwanza. Net foreign currency exchange gains of $25.2 million for the nine months ended September 30, 2022, primarily included gains of $14.4 million, $3.9 million and $3.6 million related to euros, British pounds and Norwegian kroner, respectively.

We recognized a $29.2 million loss from the extinguishment of the First Lien Notes for the nine months ended September 30, 2023.

Net gains on the sale of property decreased by $109.8 million for the nine months ended September 30, 2023 compared to the prior year period, primarily due to $135.5 million of gains recognized in the prior year period for the sales of VALARIS 113, VALARIS 114 and VALARIS 36 and additional proceeds received for the sale of a rig in a prior year as a result of post-sale conditions of that sale agreement. This decrease was partially offset by $27.3 million of pre-tax gains recognized during the nine months ended September 30, 2023 for the sale of the VALARIS 54.

Net periodic pension and retiree medical income decreased by $11.8 million for the nine months ended September 30, 2023 compared to the prior year period, primarily due to higher interest cost attributed to the increase in discount rate.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents, cash flows from operations and borrowings under the Credit Agreement (as defined below). We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures from cash and cash equivalents, cash flows from operations, as well as cash to be received from maturity of our Notes Receivable from ARO and from the distribution of earnings from ARO. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs. However, the Indenture, dated as of April 19, 2023 (the "Indenture"), and the Credit Agreement contain covenants that limit our ability to incur additional indebtedness.

Our cash and cash equivalents as of September 30, 2023 and December 31, 2022 were $1.0 billion and $724.1 million, respectively. We have no debt principal payments due until 2030 and had $375.0 million available for borrowings, including up to $150.0 million for the issuance of letters of credit, under the Credit Agreement as of November 2 , 2023. See below and "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the 8.375% Second Lien Notes due 2030 (the "Second Lien Notes").

Financing

First Lien Notes

On April 3, 2023, we issued a notice of conditional redemption to the holders of our Senior Secured First Lien Notes due 2028 (the “First Lien Notes”) at a redemption price equal to 104.0% of the principal amount of the First Lien Notes, plus accrued and unpaid interest to, but not including, the redemption date (the “Redemption Price”). On April 19, 2023, in connection with the issuance of our Second Lien Notes as discussed below, we discharged our obligations under the indenture that governed the First Lien Notes and deposited the Redemption Price with Wilmington Savings Fund Society, as trustee under such indenture. The First Lien Notes were redeemed on May 3, 2023 for an aggregate redemption price of approximately $571.8 million (excluding accrued and unpaid interest). See "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the First Lien Notes.

Second Lien Notes

On April 19, 2023, the Company and Valaris Finance Company LLC ("Valaris Finance," together, the "Issuers") issued and sold $700.0 million in aggregate principal amount of Secured Second Lien Notes (the “Initial Second Lien Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Initial Second Lien Notes were issued at par for net proceeds of $681.4 million, after deducting the initial purchasers’ discount and offering expenses. A portion of the proceeds were used to fund the redemption of all of the outstanding First Lien Notes as discussed above.

Additionally, on August 21, 2023, the Issuers issued $400.0 million aggregate principal amount of additional Second Lien Notes (the "Additional Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Additional Notes were issued at 100.75% of par, plus accrued interest from April 19, 2023, for net proceeds of approximately $396.9 million after deducting the initial purchasers’ discount and estimated offering expenses, and excluding accrued interest received of $11.4 million. We intend to use a portion of the proceeds to finance the purchase of VALARIS DS-13 and VALARIS DS-14 as described in the capital expenditures discussion below.

The Initial Second Lien Notes and the Additional Notes were issued under the Indenture and form a single series. The Second Lien Notes mature on April 30, 2030 and bear an interest rate of 8.375% per annum. See "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the Second Lien Notes.

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

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$170.8	$(27.7)
Capital expenditures	$(233.1)	$(153.1)

During the nine months ended September 30, 2023, we generated $170.8 million from operating activities related primarily to higher margins, the collection of $45.9 million for certain tax receivables and other changes in working capital. Our primary uses of cash were $233.1 million for the enhancement and other improvements of our drilling rigs, including reactivations.

During the nine months ended September 30, 2022, our uses of cash in operating activities of $27.7 million related primarily to the reactivation of drilling rigs for new contracts as well as the payment of certain taxes.

We have construction agreements, as amended, with a shipyard that provide for, among other things, an option construct whereby we have the right, but not the obligation, to take delivery on or before December 31, 2023 of either or both VALARIS DS-13 and VALARIS DS-14. Under the amended agreements, the purchase prices for the rigs are estimated to be $119.1 million for VALARIS DS-13 and $218.3 million for VALARIS DS-14, assuming a December 31, 2023 delivery date. If we elect not to purchase the rigs, we have no further obligations to the shipyard. Based on current market conditions, we expect to exercise our options to purchase and take delivery of the rigs by the end of 2023 and intend to fund the purchase prices with cash on hand.

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

Based on our current projections, we expect capital expenditures during 2023 to be approximately $340 million, exclusive of costs to exercise our options to take delivery of VALARIS DS-13 and VALARIS DS-14. Exercising our options to take delivery of VALARIS DS-13 for $119.1 million and VALARIS DS-14 for $218.3 million assuming a December 31, 2023 delivery date, will increase our projected capital expenditures by the respective purchase prices. Depending on market conditions, contracting activity and future opportunities, we may reactivate additional rigs or make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

We review from time to time possible acquisition opportunities relating to our business, which may include the acquisition of rigs or other businesses. The timing, size or success of any acquisition efforts and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with cash on hand and proceeds from debt and/or equity issuances and may issue equity directly to the sellers. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend on our future operating performance, restrictions to incur additional debt in the Indenture and the Credit Agreement, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to shareholders.

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

The following table summarizes the maturity schedule of our Notes Receivable from ARO as of September 30, 2023 (in millions):

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

Share Repurchase Program

In 2022, our board of directors authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding Common Shares. In April 2023, the board of directors authorized an increase of this amount to $300.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and is subject to compliance with applicable covenants and restrictions under our financing agreements. During the three months ended September 30, 2023, we repurchased 1.2 million shares at an aggregate cost of $85.0 million at an average price of $73.30. During the nine months ended September 30, 2023, we repurchased 2.3 million shares at an aggregate cost of $150.0 million at an average price of $66.24. Including repurchases made during the nine months ended September 30, 2023, we expect to repurchase shares for an approximate aggregate cost of $200.0 million by the end of 2023.

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of September 30, 2023, we were contingently liable for an aggregate amount of $95.8 million under outstanding letters of credit which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of September 30, 2023, we had collateral deposits in the amount of $14.0 million with respect to these agreements.

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. ARO has plans to purchase 20 newbuild jackup rigs over an approximate 10-year period. In January 2020, ARO ordered the first two newbuild jackups, the first of which was delivered in October 2023 and the second is expected to be delivered in the first quarter of 2024. ARO is expected to place orders for two additional newbuild jackups in the near term. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash from ARO's operations and/or funds available from third-party debt financing. In January 2020, ARO paid 25% of the purchase price from cash on hand for each of the two newbuilds ordered, and in October 2023, entered into a $359.0 million term loan to finance the remaining payments due upon delivery and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. The term loan bears interest based on the three-month Secured Overnight Financing Rate (SOFR) plus a margin ranging from 1.25% to 1.4%. Our Notes Receivable from ARO are subordinated and junior in right of payment to ARO’s term loan. In the event ARO has insufficient cash from operations or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Beginning with the delivery of the second newbuild, each partner's commitment shall be reduced by the actual cost of each newbuild rig, as delivered, on a proportionate basis. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on ARO.

Tax Assessments

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million ($65.0 million converted at current quarter-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29.0 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have a $17.5 million liability for unrecognized tax benefits relating to these assessments as of September 30, 2023. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

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
MARKET RISK

Interest Rate Risk

Our outstanding debt at September 30, 2023 consisted of our $1.1 billion aggregate principal amount of Second Lien Notes. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates impacting the fair value of the debt.

Our Credit Agreement provides for commitments permitting borrowings of up to $375.0 million at September 30, 2023. As the interest rates for such borrowings are at variable rates, we are subject to interest rate risk. As of September 30, 2023, we had no outstanding borrowings under the Credit Agreement.

Our Notes Receivable from ARO bear interest based on a one-year LIBOR rate, set as of the end of the year prior to the year applicable, plus two percent. As the Notes Receivable from ARO bear interest on the LIBOR rate determined at the end of the preceding year, the rate governing our interest income in 2023 has already been determined. A hypothetical 1% decrease to LIBOR would decrease interest income for the year ended December 31, 2023 by $4.0 million based on the principal amount outstanding at September 30, 2023 of $402.7 million.

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

Based on their evaluation as of September 30, 2023, our management, with the participation of our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2019, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.4 million liability related to these matters was included in Accrued liabilities and other on our Condensed Consolidated Balance Sheet as of September 30, 2023 included in "Item 1. Financial Statements."

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

The following table provides a summary of our repurchases of our equity securities during the quarter ended September 30, 2023 (in millions, except average price per share):

Issuer Purchases of Equity Securities
Period	Total Number of Securities Purchased	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

July 1 - July 31	0.4	$70.59	0.4	$207.6
August 1 - August 31	0.4	$74.25	0.4	$176.8
September 1 - September 30	0.4	$75.15	0.4	$150.0
Total	1.2	$73.30	1.2	$150.0

Item 5.   Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

As disclosed in prior filings, in August 2017, one of our Brazilian subsidiaries was contacted by the Federal Prosecutor’s Office in the State of Paraná in connection with a criminal investigation procedure initiated against agents of both Samsung Heavy Industries, a shipyard in South Korea, and Pride International LLC, a legacy Valaris entity, ("Pride") in relation to the drilling services agreement with Petrobras for VALARIS DS-5 (the "DSA"). The Brazilian authorities requested information regarding our compliance program and the findings of our internal investigations relating to the DSA. We cooperated with the Federal Prosecutor’s Office and provided documents in response to its request.

In October 2023, we were informed that the Coordination Chamber of the Brazilian Federal Prosecutor's Offices had formally closed the criminal investigation with no accusations of wrongdoing being brought against former employees of Pride. We cannot predict whether any Brazilian governmental authority will open any further investigation into Pride’s involvement in this matter, or if an additional proceeding were opened, the scope or ultimate outcome of any such investigation.

While this closes the criminal investigation, the Brazil administrative proceeding with the Federal Court of Accounts is ongoing. For more information, see "Note 11 - Contingencies" to our consolidated financial statements included in "Item 1. Financial Statements."

Item 6.   Exhibits

Exhibit Number	Exhibit
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included with Exhibit 101 attachments).
*   Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan and arrangement required to be filed as an exhibit pursuant to Item 6 of this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris Limited

Date:	November 7, 2023	/s/ CHRISTOPHER T. WEBER
Christopher T. Weber Senior Vice President and Chief Financial Officer

/s/ COLLEEN W. GRABLE
Colleen W. Grable Vice President and Controller (principal accounting officer)