Form 10-K
period 2023-12-31
Valaris Ltd
filed 2024-02-22
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

☐ If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐ Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐        No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒     No ☐

The aggregate market value of the common shares (based upon the closing price on the New York Stock Exchange on June 30, 2023 of $62.93 of the registrant held by non-affiliates of Valaris Limited at that date) was approximately $4.1 billion.

As of February 16, 2024, there were 72,410,233 common shares of the registrant outstanding.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "likely," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; expected utilization, day rates, revenues, operating expenses, cash flows, contract status, terms and duration, contract backlog, capital expenditures, insurance, financing and funding; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effect of the volatility of commodity prices; expected work commitments, awards, contracts and letters of intent; the availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; rig reactivations, enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; performance of our joint ventures, including our joint venture with Saudi Arabian Oil Company ("Saudi Aramco"); timing of the delivery of the Saudi Aramco Rowan Offshore Drilling Company ("ARO") newbuild rigs and the timing of additional ARO newbuild orders; divestitures of assets; general market, business and industry conditions, trends and outlook; general political conditions, including political tensions, conflicts and war; the impacts and effects of public health crises, pandemics and epidemics; future operations; the effectiveness of our cybersecurity programs; expectations regarding our sustainability targets and strategy; the impact of increasing regulatory complexity; the outcome of tax disputes, assessments and settlements; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.

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

•governmental action, terrorism, cyber-attacks, piracy, military action and political and economic uncertainties, including civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas, which may result in expropriation, nationalization, confiscation or deprivation or destruction of our assets; suspension and/or termination of contracts based on force majeure events or adverse environmental safety events; or volatility in prices of oil and natural gas;

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

•governmental regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations, limitations on new oil and gas leasing in U.S. federal lands and waters, and regulatory measures to limit or reduce greenhouse gas emissions ("GHG");

•governmental policies that could reduce demand for hydrocarbons, including mandating or incentivizing the conversion from internal combustion engine powered vehicles to electric-powered vehicles;

•forecasts or expectations regarding the global energy transition, including consumer preferences for alternative fuels and electric-powered vehicles, as part of the global energy transition;

•increased scrutiny from regulators, market and industry participants, stakeholders and others in regard to our sustainability practices and reporting;

•our ability to achieve our sustainability aspirations, targets, goals and commitments or the impact of any changes to such matters;

•potential impacts on our business resulting from climate-change or GHG legislation or regulations, and the impact on our business from climate-change related physical changes or changes in weather patterns;

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

In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

PART I

Item 1.  Business

General

Valaris Limited is a global offshore contract drilling company. Unless the context requires otherwise, the terms "Valaris," "Company," "we," "us" and "our" refer to Valaris Limited together with all its subsidiaries and predecessors.

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. We own the world's largest offshore drilling rig fleet, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet. We currently own 53 rigs, including 13 drillships, four dynamically positioned semisubmersible rigs, one moored semisubmersible rig, 35 jackup rigs and a 50% equity interest in ARO, our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional eight rigs.

Our customers include many of the leading international and government-owned oil and gas companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies with global operations. The markets in which we operate include the Gulf of Mexico, South America, the North Sea, the Middle East, Africa and Asia Pacific.

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

Demand for offshore drilling services continues to improve as evidenced by increasing global utilization and day rates for offshore drilling rigs. In recent years, oil prices have experienced significant volatility as a result of the global COVID-19 pandemic, production disputes among major oil producing countries and various other factors. This volatility meaningfully impacted both the supply of, and demand for, offshore rigs. Since 2021, oil prices have become relatively more stable due to, among other factors, rebounding demand for hydrocarbons, a measured approach to production increases by OPEC+ members, reduction in supply due to Russia’s invasion of Ukraine and the subsequent sanctions placed on Russia, and a focus on cash flow and returns by major exploration and production companies. In 2023, prices have remained at levels that are supportive of offshore exploration and development activity. The more constructive oil price environment has led to an improvement in contracting and tendering activity for our industry.

Rig attrition in the industry over the last decade, particularly for floaters, has resulted in a smaller global fleet of rigs that is available to meet customer demands. Consequently, our outlook for the offshore drilling business is positive.

Contract Drilling Operations

Our business consists of four operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups, (3) ARO and (4) Other, which consists of management services on rigs owned by third parties and the activities associated with our lease arrangements with ARO. Floaters, Jackups and ARO are also reportable segments.

We own and operate 53 rigs, of which 16 are located in the Middle East and Africa, 16 are located in North and South America, 16 are located in Europe, and five are located in Asia and the Pacific Rim as of December 31, 2023.

Our drilling rigs drill and complete oil and natural gas wells. From time to time, our drilling rigs may be utilized as accommodation units or for other ancillary services such as well workovers and interventions, plug and abandonment and decommissioning work and carbon capture and sequestration projects. Demand for our drilling services is based upon many factors beyond our control. See “Item 1A. Risk Factors - The success of our business depends on the level of activity in offshore oil and natural gas exploration, which can be significantly affected by volatile oil and natural gas prices.”

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

While contracting and tendering activity has increased, contract awards remain subject to a highly competitive bidding process, which could result in contracts that contain unfavorable contractual and commercial terms, such as certain limitations on our ability to be indemnified from operator and third-party damages caused by our fault, resulting in increases in the nature and amounts of liability allocated to us.

Backlog Information

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for backlog information.

Major Customers

We provide our contract drilling services to major international, government-owned and independent oil and gas companies. During the year ended December 31, 2023, our five largest customers accounted for 40% of consolidated revenues. BP plc, our only customer who accounts for 10% or more of consolidated revenues, accounted for 11% of consolidated revenues.

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

Non-U.S. Operations

Revenues from non-U.S. operations were 80%, 78%, 87% and 81% of our total consolidated revenues during the years ended December 31, 2023 and 2022, eight months ended December 31, 2021 (Successor), and four months ended April 30, 2021 (Predecessor), respectively.

See "Item 1A. Risk Factors - Our non-U.S. operations involve additional risks not associated with U.S. operations."

Insurance and Indemnification Matters

Our insurance program provides coverage, subject to the policies' terms and conditions and to the extent not otherwise assumed by the customer under the indemnification provisions of the drilling contract, for third-party liability claims arising from our operations. Our insurance program provides coverage that is customary for our industry. Generally, our insurance program provides third-party liability coverage up to $805.0 million. We retain the risk for liability not indemnified by the customer in excess of, and for risks not covered by, our insurance coverage.

Our insurance program also provides hull and machinery coverage for physical damage (including total loss) to our rigs, cargo and equipment, excluding damage arising from a named windstorm in the U.S. Gulf of Mexico. We separately purchase a small limit of named windstorm insurance for our floater rigs in the U.S. Gulf of Mexico. We currently carry limited insurance for loss of hire for several of our rigs.

Our customers typically indemnify us for most well-control events. Well-control events generally include an unintended release from a well that cannot be contained by using equipment on site, such as a blowout preventer, by increasing the weight of drilling fluid or by diverting the fluids safely into production facilities. Subject to the exceptions noted below, our customers typically assume most of the responsibility for and indemnify us from any loss, damage or other liability resulting from pollution or contamination arising from operations. Such pollution or contamination may be as a result of blowouts, cratering and seepage, when the source of the pollution originates from the well or reservoir. Such indemnities typically include costs for clean-up and removal of pollution and third-party damages.

Our drilling contracts customarily provide that each party is responsible for injuries or death to their respective personnel and loss or damage to their respective property (including the personnel and property of each parties’ contractors and subcontractors) regardless of the cause of the loss or damage. However, exceptions may exist as it relates to damages due to our negligence.  In addition, our drilling contracts typically provide for our customers to indemnify us, generally based on replacement cost minus some level of depreciation, for loss or damage to our down-hole equipment. In some cases, we are indemnified by our customer for a limited amount of the repair of or replacement cost of our subsea equipment. We also maintain insurance for exposures to personal injuries, damage to or loss of property and certain business risks.

We generally indemnify the customer for legal and financial consequences of spills of waste oil, fuels, lubricants, motor oils, pipe dope, paint, solvents, ballast, bilge, garbage, debris, sewage, hazardous waste and other liquids, the discharge of which originates from our rigs or equipment above the surface of the water and in some cases from our subsea equipment. Our contracts generally provide that, in the event of any such spill from our rigs, we are responsible for the related fines and penalties.

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

Additional information on insurance and indemnification matters and related risks is discussed in “Item 1A. Risk Factors,” which should be read in conjunction with the foregoing information.

Governmental Regulation and Environmental Matters

Our operations are affected by laws, regulations and political initiatives that relate to the oil and natural gas industry, including laws and regulations that have or may impose increased oil-spill related and financial responsibility requirements. Laws and regulations curtailing exploration and development drilling for oil and natural gas will directly affect us for economic, environmental, safety or other policy reasons. It is also possible that these laws, regulations and political initiatives could adversely affect our operations in the future by significantly increasing our operating costs or restricting areas open for drilling activity.  We incorporate by reference herein the disclosures on governmental regulations, including environmental matters, contained in the following sections of this Annual Report on Form 10-K:

•"Item 1A. Risk Factors – Regulatory, Legal and Tax Risks";
•"Item 1A. Risk Factors – Sustainability Risks";
•"Item 3. Legal Proceedings"; and
•"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Effects of Climate Change and Climate Change Regulation.

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

Additionally, climate change is receiving increasing attention from scientists and legislators, and significant focus is being put on companies in the oil and natural gas industry. Globally, there are a number of legislative and regulatory proposals and executive orders at various levels of government in jurisdictions where we operate to address the GHG emissions that contribute to climate change, such as laws or regulations requiring reporting on GHG emissions, incentivizing or mandating the use of alternative energy sources such as wind power and solar energy, phasing-out of fossil fuel subsidies, reducing GHG emissions, increasing fuel efficiency standards, adopting carbon pricing mechanisms, restricting oil and gas development and programs to mandate or incentivize the conversion from internal combustion engine powered vehicles to electric-powered vehicles.

Although it is not possible at this time to predict how compliance with any such legislation or new regulations would impact our business, any such future laws and regulations could require us to incur increased operating costs or incremental capital expenditures. Any such legislation or regulatory programs could also increase the cost of consuming oil and natural gas, and thereby reduce demand for oil and natural gas, which could reduce our customers’ demand for our services. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our financial position, operating results and cash flows.

Sustainability

Consistent with our purpose of providing responsible solutions that deliver energy to the world, we are focused on sustainability-related matters. Our board of directors' Safety and Sustainability Committee regularly meets to address sustainability topics and is responsible for overseeing the Company’s policies, programs and practices related to sustainability and the Company’s management of risks in such areas. We have a dedicated department focused on sustainability and new energy and also have an employee-led cross-functional working group to identify and evaluate opportunities and promote sustainable business practices.

We publish our annual sustainability report aligned with the standards of the Task Force on Climate-Related Financial Disclosures (TCFD), in addition to the Sustainability Accounting Standards Board (SASB), with references to other frameworks such as the Global Reporting Initiative (GRI) and the Carbon Disclosure Project (CDP), where relevant, and report scope 1, 2 and 3 GHG emissions. For further discussion of sustainability-related risks and considerations see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

We encourage you to review our latest Sustainability Report, located on our website (www.valaris.com), for more detailed information regarding our sustainability and human capital targets, including our GHG emissions intensity reduction target, programs and initiatives. Nothing on our website, including our Sustainability Report or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K or other filings that we make with the SEC.

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
•Ingenuity – Solving problems creatively; and
•Stewardship – Safeguarding where we work for the next generation.
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

Employees

We had a global workforce of approximately 5,985 persons including contractors, and approximately 4,261 persons excluding contractors, as of December 31, 2023. Our personnel represented 74 nationalities spread across 23 locations. The majority of our personnel work on our offshore installations and are compensated on an hourly basis. A portion of our employees and contractors working outside of the U.S. are represented under collective bargaining or similar agreements, which are subject to periodic salary negotiation. As of December 31, 2023, women comprised 30% of our onshore employees and 1% of our offshore employees.

Employee Wellbeing and Engagement

We believe that one of the best ways to serve our customers is through creating a healthy, safe and engaging working and learning environment, where our employees are confident and comfortable to put their best work forward. We seek to promote a healthy environment by prioritizing the mental and physical health and other needs of our employees while recognizing them for their achievements and accomplishments. For example, in most countries where we work, we offer an employee assistance program (“EAP”) to employees and their families. Our EAP provides access to counselors and other mental health professionals as well as discounts to fitness centers, financial guidance and other benefits in support of our overall commitment to maintain a healthy workforce.

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

Training and Retention

We are focused on developing talent and leadership among both our onshore and offshore employees. In 2021, we launched the Building Organizational Leadership (BOLD) training program. This program is designed to engage, support and provide leadership tools for our offshore supervisors, helping them assess and develop their team’s understanding and use of our safety processes and policies. Approximately 492 personnel attended the program in 2023. We implemented an onshore leadership program in 2023, which included eight separate onshore leadership sessions, which was delivered to 157 personnel.

We provide regular training in health, safety, environmental and emergency response to our employees, as relevant to their roles, and we mandate that our employees complete training related to the Code, covering topics such as anti-corruption, workplace behavior and conflicts of interest. In addition, in 2023, all employees were assigned unconscious bias training as part of supporting a more inclusive workforce. Certain employees must also complete additional training on topics ranging from trade compliance to human trafficking.

We created the Valaris Basic Training Program to familiarize new rig workers to the offshore environment and to build experience in our key safety practices, such as our Safe Systems of Work (as described below). The training program utilizes a jackup rig in the Gulf of Mexico as a training center for hands-on offshore experience. In 2023, 482 personnel completed the training program. The American Petroleum Institute’s Center for Offshore Safety recognized the Valaris Basic Training Center with the 2023 Safety Leadership Award.

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

As mentioned above, the Valaris Basic Training Program demonstrates our dedication to a safety-first work culture, and the ways in which we implement our Safe Systems of Work into our work.

Executive Officers

Officers generally serve for a one-year term or until successors are elected and qualified to serve. The table below sets forth certain information regarding our executive officers as of February 22, 2024:

Name	Age	Position
Anton Dibowitz	52	President and Chief Executive Officer
Christopher Weber	51	Senior Vice President and Chief Financial Officer
Gilles Luca	52	Senior Vice President and Chief Operating Officer
Matthew Lyne	49	Senior Vice President and Chief Commercial Officer
Davor Vukadin	50	Senior Vice President and General Counsel

Set forth below is certain additional information on our executive officers, including the business experience of each executive officer for at least the last five years:

Anton Dibowitz became the President and Chief Executive Officer of Valaris in December 2021, following his service as the Company’s interim President and Chief Executive Officer since September 2021. Mr. Dibowitz joined the Valaris board of directors in July 2021. Prior to joining the Valaris board of directors, he served as an advisor of Seadrill Ltd., a global offshore drilling contractor, from November 2020 until March 2021. He served as Chief Executive Officer of Seadrill Ltd. from July 2017 until October 2020. Prior to this Mr. Dibowitz served as Executive Vice President of Seadrill Management since June 2016, and as Chief Commercial Officer since January 2013. He has over 20 years of drilling industry experience. Prior to joining Seadrill, Mr. Dibowitz held various positions within tax, process reengineering and marketing at Transocean Ltd. and Ernst & Young LLP. He is a Certified Public Accountant and a graduate of the University of Texas at Austin where he received a Bachelor's degree in Business Administration and Master's degrees in Professional Accounting (MPA) and Business Administration (MBA).

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

Emergence from Financial Restructuring

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

On April 30, 2021 (the "Effective Date"), we successfully completed our financial restructuring and together with the Debtors emerged from the Chapter 11 Cases. Upon emergence from the Chapter 11 Cases, we eliminated $7.1 billion of debt and obtained a $520 million capital injection by issuing the first lien secured notes (the "First Lien Notes"). See “Note 8 - Debt" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on the First Lien Notes. On the Effective Date, the Legacy Valaris Class A ordinary shares were cancelled and common shares of Valaris with a nominal value of $0.01 per share (the “Common Shares”) were issued. Also, former holders of Legacy Valaris' equity were issued warrants (the "Warrants") to purchase Common Shares. See “Note 9 - Shareholders' Equity" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on the issuance of the Common Shares and Warrants.

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

Risks Related to Our Business, Operations, Financing Arrangements and Market Conditions

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
•Our network and systems, including rig operating systems and critical data, are subject to cybersecurity risks and technical disruptions.
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
•Joint venture investments could be adversely affected by our joint venture partners’ actions, financial condition and liquidity and disputes between us and our joint venture partners.
•Our business involves operating hazards, and our insurance and indemnities from our customers may not be adequate to cover any potential losses.
•Geopolitical events and violence could materially adversely affect the markets for our services and have a material adverse effect on our business and cost and availability of insurance.
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
•The agreements governing our debt, including the Indenture and the Credit Agreement, contain various covenants that impose restrictions on us and certain of our subsidiaries.
•We may experience risks associated with future mergers, acquisitions or dispositions of businesses or assets or other strategic transactions.
•Our actual financial results after emergence from bankruptcy may not be comparable to our projections filed with the Bankruptcy Court in the course of the Chapter 11 Cases.
•The exercise of all or any number of outstanding warrants or the issuance of stock-based awards may dilute the holders of our Common Shares.

Regulatory, Legal and Tax Risks

•Failure to comply with anti-corruption and anti-bribery statutes could result in fines, criminal penalties and drilling contract terminations.
•Increasing regulatory complexity could adversely impact our operations and reduce demand.
•Compliance with or breach of environmental laws can be costly and limit our operations.
•The U.S. Internal Revenue Service (“IRS”) may not agree with the conclusion that we should be treated as a foreign corporation for U.S. federal tax purposes.
•Governments may pass laws that subject us to additional taxation or may challenge our tax positions.
•Our consolidated effective income tax rate may vary substantially over time.
•We are subject to litigation that could have a material adverse effect on us.
•As a Bermuda company, it may be difficult enforcing judgments against us, our directors and officers.
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

Sustainability Risks

•Regulation of GHGs and climate change could have a negative impact on our business.
•Consumer preferences for alternative fuels and electric-powered vehicles, as part of the global energy transition, may lead to reduced demand for our services.
•Increased scrutiny from stakeholders and others regarding our sustainability practices, initiatives and reporting responsibilities could result in additional costs or risks.

Item 1A.  Risk Factors

Risks Related to Our Business, Operations, Financing Arrangements and Market Conditions

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

Numerous factors may affect oil and natural gas prices and the level of demand for our services, including:

•regional and global economic conditions and changes therein, including recessions,
•oil and natural gas supply and demand, which is affected by worldwide economic activity and population growth,
•expectations regarding future energy prices,
•the desire and ability of OPEC+, its members and other oil-producing nations, such as Russia, to reach further agreements to set and maintain production levels and pricing and to implement existing and future agreements,
•the availability of capital for oil and natural gas participants, including our customers, and capital allocation decisions by our customers, including the relative economics of offshore development versus alternative prospects,
•the level of production by non-OPEC countries,
•U.S. and non-U.S. tax policy, including the U.K. windfall tax on oil and gas producers in the British North Sea,
•advances in exploration and development technology, including with respect to onshore shale,
•costs associated with exploring for, developing, producing and delivering oil and natural gas,
•the rate of discovery of new oil and natural gas reserves and the rate of decline of existing oil and gas reserves,
•investors reducing, or ceasing to provide, funding to the oil and natural gas industry in response to initiatives to limit climate change,
•laws and government regulations that limit, restrict or prohibit exploration and development of oil and natural gas in various jurisdictions, or materially increase the cost of such exploration and development,
•the development and exploitation of alternative fuels or energy sources, resulting in reduced capital spending by our customers on oil and natural gas projects, and increased demand for electric-powered products, including electric-powered vehicles,
•disruption to exploration and development activities due to hurricanes and other adverse weather conditions and the risk thereof,
•natural disasters or incidents resulting from operating hazards inherent in offshore drilling, such as oil spills,
•the worldwide military or political environment, including the invasion of Ukraine by Russia and the conflict in the Middle East and any related political or economic responses, global macroeconomic effects of trade disputes and increased tariffs and sanctions and uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas or geographic areas in which we operate, or acts of terrorism, and

•the occurrence or threat of epidemic or pandemic diseases and any government response to such occurrence or threat.

Higher commodity prices may not necessarily translate into increased activity, however, and even during periods of high commodity prices, customers may cancel or curtail their drilling programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, including their expectations for future oil and natural gas prices, the cost of exploration efforts, extended periods of price volatility, their lack of success in exploration efforts and re-allocating capital expenditures for renewable energy projects.

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

Prolonged periods of reduced demand or excess rig supply have required us, and may in the future require us, to idle, sell or scrap rigs and enter into low day rate contracts or contracts with unfavorable terms. There can be no assurance that the current demand for drilling rigs will increase in the future or that any short-term improvement to market conditions will be sustained. Any decline in demand for drilling rigs or oversupply of drilling rigs could materially adversely affect our financial position, operating results or cash flows.

Our current backlog of contract drilling revenue may not be fully realized and may decline significantly in the future.

As of February 15, 2024 and February 21, 2023, our contract backlog was approximately $3.9 billion and $2.5 billion, respectively. This amount reflects the remaining contractual terms multiplied by the applicable contractual day rate. The contractual revenue may be higher than the actual revenue we ultimately receive because of a number of factors, including rig downtime or suspension of operations.

Several factors could cause rig downtime or a suspension of operations, many of which are beyond our control, including the early termination, repudiation or renegotiation of contracts, breakdowns of equipment, work stoppages, including labor strikes, shortages of material or skilled labor, surveys or inspections by government and maritime authorities, inability to obtain the requisite permits or approvals, periodic classification surveys, severe weather, strong ocean currents or harsh operating conditions, the occurrence or threat of epidemic or pandemic diseases, and any government response to such occurrence or threat and force majeure events.

Our customers may seek to terminate, repudiate or renegotiate our drilling contracts for various reasons, including in the event of damage or a total loss of the drilling rig, the suspension or interruption of operations for extended periods due to breakdown of major rig equipment, failure to comply with performance conditions or equipment specifications, the failure of the customer to receive final investment decision (FID) with respect to projects for which the drilling rig was contracted or other reasons and “force majeure” events beyond the control of either party or other specific conditions. Generally, our drilling contracts permit early termination of the contract by the customer for convenience (without cause), exercisable upon advance notice to us, and in certain cases without making an early termination payment to us. In cases where customers are required to make an early termination payment, such payments would provide some level of compensation to us for the lost revenue from the contract but in many cases would not fully compensate us for all of the lost revenue. There can be no assurances that our customers will be able to or willing to fulfill their contractual commitments to us.

A decline in oil and natural gas prices and any resulting downward pressure on utilization may cause some customers to consider early termination of select contracts despite having to pay onerous early termination fees in certain cases. Customers may request to renegotiate the terms of existing contracts, or they may request early termination or seek to repudiate contracts. In addition, financially distressed customers may seek to negotiate reduced termination fees as part of a restructuring package. Furthermore, as contracts expire, we may be unable to secure new contracts for our drilling rigs. Therefore, revenues recorded in future periods could differ materially from our current backlog. Our inability to realize the full amount of our contract backlog or to secure a new contract with substantially similar terms on a timely basis could materially adversely affect our financial position, operating results or cash flows.

Our business will be materially adversely affected if we are unable to secure contracts on economically favorable terms or if option periods in existing contracts are not exercised as expected.

Our ability to renew expiring contracts or obtain new contracts and the terms of any such contracts will depend on market conditions. In December 2023, we took delivery of VALARIS DS-13 and VALARIS DS-14 (the "Newbuild Drillships") for an aggregate purchase price of approximately $337.0 million, which are currently uncontracted. Our customers’ decisions to exercise option periods resulting in additional work for the rig under contract also depend on market conditions. We may be unable to renew our expiring contracts, including contracts expiring due to a failure by the customer to exercise option periods, or obtain new contracts for the Newbuild Drillships or the drilling rigs under contracts that have expired or have been terminated. In addition, the day rates under any new contracts or any renegotiated contracts may be substantially below the existing day rates, which could materially adversely affect our financial position, operating results or cash flows. If customers do not exercise option periods under contracts that we currently expect to be exercised, we may face increased idle time associated with the related rigs, as we may have difficulty securing additional work to cover the option periods. In addition, we may choose to stack idle rigs that are not under contract, which would require us to incur stacking costs for such rigs.

Our customers may be unable or unwilling to fulfill their contractual commitments to us, including their obligations to pay for losses, damages or other liabilities.

Some of our customers may be subject to liquidity risk that could lead them to seek to repudiate, cancel or renegotiate our drilling contracts or fail to fulfill their commitments to us under those contracts. These risks are heightened in periods of depressed market conditions. Our drilling contracts provide for varying levels of indemnification and allocation of liabilities between our customers and us with respect to loss or damage to property and injury or death to persons arising from the drilling operations we perform. Under our drilling contracts, liability with respect to personnel and property customarily is allocated so that we and our customers each assume liability for our respective personnel and property. Our customers have historically assumed most of the responsibility for, and indemnified us from loss, damage or other liability resulting from, pollution or contamination, including clean-up and removal, and third-party damages arising from operations under the contract when the source of the pollution originates from the well or reservoir, including those resulting from blowouts or cratering of the well. However, we regularly are required to assume a limited amount of liability for pollution damage caused by our negligence, which liability generally has caps for ordinary negligence, with much higher caps or unlimited liability where the damage is caused by our gross negligence or willful misconduct. Notwithstanding a contractual indemnity from a customer, there can be no assurance that our customers will be financially able to fulfill their indemnification obligations to us for such losses. In addition, under the laws of certain jurisdictions, such indemnities under certain circumstances are not enforceable if the cause of the damage was our gross negligence or willful misconduct. This could result in us having to assume liabilities in excess of those agreed in our contracts due to customer balance sheet or liquidity issues or applicable law.

The loss of a significant customer or customer contract, as well as customer consolidation and changes to customer strategy, could materially adversely affect our business.

We provide our services to major international, government-owned and independent oil and natural gas companies.  During 2023, our five largest customers accounted for 40% of consolidated revenues, with our largest customer representing 11% of our consolidated revenues and a significant percentage of our operating cash flows. Our financial position, operating results or cash flows may be materially adversely affected if any of our higher day rate contracts were terminated or renegotiated on less favorable terms or if a major customer terminates its contracts with us, fails to renew its existing contracts with us, requires renegotiation of our contracts or declines to award new contracts to us.

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

Our network and systems, including rig operating systems and critical data, are subject to cybersecurity risk and technical disruptions.

Our business depends on technologies, systems and networks, including both operational technology and information technology (“IT”), to conduct our offshore operations and help run our financial and onshore operations functions, including the collection of payments from customers, payments to vendors and employees and storage of company records. Some of these systems are managed or provided by third-party service providers, including cloud platform or cloud software providers.

Cybersecurity incidents, including unauthorized access, social engineering (including phishing), malware (including ransomware), distributed denial-of-service attacks, identity compromise and technical disruptions could materially impact our IT and operational technology systems, including critical systems and infrastructure, and our data, as well as impact our third-party service providers on whom we rely. The risks associated with the failure of our systems and cyber incidents and attacks on our systems could include disruptions of certain systems on our rigs; other impairments of our ability to conduct our operations, including disruptions in our ability to make or receive payments and financial and onshore operating functions, loss of intellectual property, proprietary information, customer and vendor data or other sensitive information; corruption or unauthorized release of our or our customer’s critical data; disruption of our or our customers’ operations; and increased costs to prevent, respond to or mitigate cybersecurity events. Our business operations could be materially impacted by an incident or interruption of systems we rely on that originates from, or compromises, third‐party networks or devices, including those of our third‐party service providers. Any such incident or attack could result in injury to people, loss of control of, or damage to, our, or our customer’s, assets, downtime, and loss of revenue or harm to the environment. Any such incident or attack could also compromise our networks or our customers’ and vendors’ networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in significant fines, civil and/or criminal claims or proceedings.

Laws and regulations governing cybersecurity and data privacy and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges and potential costs, and any failure to comply with these data cybersecurity and privacy requirements or other applicable laws and regulations in this area could result in significant regulatory or other penalties and legal liability. Disruption to our operations and damage to our reputation could materially adversely affect our financial position, operating results or cash flows.

There can also be no assurance that our efforts, or the efforts of our partners and vendors, to invest in the protection of information technology infrastructure and data will prevent or identify incidents in our systems. While we have a cybersecurity program and incident response plan in place to prepare for, detect, respond to, mitigate and recover from the impact of these attacks, cyber-attacks may leverage previously unknown vulnerabilities, sophisticated new techniques and emerging technologies and, there can be no assurance that our response will be successful or effectively address the incident on a timely basis. As a result of a cybersecurity incident, we could suffer interruptions in our ability to manage our operations, which may materially adversely affect our business and financial results. In addition, we may incur large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, or to protect against similar future events. Regardless of the specific nature of a cybersecurity incident, we could experience material operational impact, financial loss, legal liability, regulatory violations or reputational harm.

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

We require skilled personnel to operate our drilling rigs and to provide technical services and support for our business, and further rig reactivations will require that we hire additional skilled personnel. As demand for our services and the number of active drilling rigs has increased, competition for the labor required for drilling operations and construction projects has intensified, leading to shortages of qualified personnel in the industry. During periods of intensified competition, it is more difficult and costly to recruit, train and retain qualified employees, including in foreign countries that require a certain percentage of national employees. The most recent prolonged industry downturn and resulting reductions in offshore personnel wages further reduced the number of qualified personnel available. Hiring qualified and experienced personnel with the specialized skills and qualifications required to operate an offshore drilling rig is difficult due to the competitive labor market and lack of experience. In the current environment where competition for labor is intense, we may be required to increase existing levels of compensation to stay competitive in retaining a skilled workforce.

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

We have issued a 10-year shareholder notes receivable to ARO (the “Notes Receivable from ARO”), which are governed by the laws of Saudi Arabia. In the event of a dispute with ARO over the repayment of the Notes Receivable from ARO, our ability to enforce the payment obligations of ARO or to exercise other remedies are subject to several significant limitations, including that our ability to accelerate outstanding amounts under the Notes Receivable from ARO is subject to the consent of Saudi Aramco and that the Notes Receivable from ARO are governed by the laws of Saudi Arabia, and we are limited to the remedies available under Saudi law. In addition, our Notes Receivable from ARO are subordinated and junior in right of payment to ARO’s term loan described below, and as such, we may not be repaid the interest or principal amounts of the Notes Receivable from ARO.

We have a potential obligation to fund ARO for newbuild jackup rigs. The shareholder agreement governing the joint venture (the "Shareholder Agreement") specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The first two newbuild jackups were ordered in January 2020. The first rig, Kingdom 1, was delivered in the fourth quarter of 2023 and the second is expected to be delivered in the first half of 2024. ARO is expected to commit to orders for two additional newbuild jackups in the near term. There can be no assurance that the new jackup rigs will begin operations as anticipated.

The joint venture partners intend for the newbuild jackup rigs to be financed out of ARO's available cash on hand or from operations and/or funds available from third-party financing. In October 2023, ARO entered into a $359.0 million term loan to finance the remaining payments due upon delivery of the first two newbuild jackups and for general corporate purposes. Further, in the event ARO has insufficient cash or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Beginning with the delivery of the second newbuild, each partner's commitment shall be reduced by the lesser of the actual cost of each newbuild rig, or $250.0 million, on a proportionate basis. Any required capital contributions we make could negatively impact our liquidity position and financial condition.

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

If a significant accident or other event occurs that is not fully covered by our insurance or by an enforceable or recoverable indemnity, the occurrence could materially adversely affect our financial position, operating results or cash flows. The amount of our insurance may also be less than the related impact on enterprise value after a loss. Our insurance coverage will not in all situations provide sufficient funds to protect us from all liabilities that could result from our drilling operations. Our coverage includes annual aggregate policy limits. As a result, we generally retain the risk for any losses in excess of these limits. We currently only carry limited insurance for loss of hire for several of our rigs, and certain other claims may also not be reimbursed, in part or full, by insurance carriers. Any such lack of reimbursement may cause us to incur substantial costs. In addition, we could decide to retain more risk in the future, resulting in higher risk of losses, which could be material. Moreover, we may not be able to maintain adequate insurance in the future at rates that we consider reasonable or be able to obtain insurance against certain risks. Furthermore, our insurance carriers may assert that our insurance policies do not provide coverage for our losses. Our insurance policies also have exclusions of coverage for some losses. Uninsured exposures may include radiation hazards, loss of hire and losses relating to terrorist acts or strikes and some cyber events. As a result of increased costs to insurance companies due to regulatory, geopolitical, reputational or other developments, insurance companies that have historically participated in underwriting risks arising out of oil and natural gas operations may discontinue that practice, may reduce the insurance capacity they are willing to deploy or demand significantly higher premiums or deductibles to cover these risks. Additionally, a significant number of high cost climate-related insurance claims or natural catastrophes such as hurricanes, floods or windstorms may result in withdrawal of insurance capacity and increasing premiums to oil and natural gas industry companies.

Geopolitical events and violence could materially adversely affect the markets for our services and have a material adverse effect on our business and cost and availability of insurance.

Geopolitical events have resulted in military actions, terrorist, pirate and other armed attacks, civil unrest, political demonstrations, mass strikes and government responses to such events. Military action by the U.S. or other nations could escalate, and acts of terrorism, piracy, kidnapping, extortion, acts of war, violence, civil war or general disorder may initiate or continue. Such acts could be directed against us or our assets. Such developments have caused instability in the world’s financial and insurance markets in the past. In addition, these developments could lead to increased volatility in prices for oil and natural gas and could materially adversely affect the markets for our services, particularly to the extent that such events take place in regions with significant oil and natural gas reserves, refining facilities or transportation infrastructure. For example, the ongoing conflicts, and the continuation of, or any increase in the severity of, the conflicts in Ukraine and the Middle East, has led and may continue to lead to an increase in the volatility of global oil and natural gas prices. Insurance premiums could increase and coverage for these kinds of events may be unavailable in the future. Any or all of these effects could materially adversely affect our financial position, operating results or cash flows.

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

The impact and effects of public health crises, pandemics and epidemics could have a material adverse effect on our business, financial condition and results of operations.

Public health crises, pandemics and epidemics and fear of such events may adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services. Other effects of such public health crises, pandemics and epidemics may include significant volatility and disruption of the global financial markets; continued volatility of crude oil prices and related uncertainties around OPEC+ production; disruption of our operations, including suspension of drilling activities; impact to costs; loss of workers; labor shortages; supply chain disruptions or equipment shortages; logistics constraints; customer demand for our services and industry demand generally; capital spending by oil and natural gas companies; our liquidity; the price of our securities and trading markets with respect thereto; our ability to access capital markets; asset impairments and other accounting changes; certain of our customers experiencing bankruptcy or otherwise becoming unable to pay vendors, including us; and employee impacts from illness, travel restrictions, including border closures and other community response measures. Such public health crises, pandemics and epidemics are continuously evolving and the extent to which our business operations and financial results may be affected depends on various factors beyond our control, such as the duration, severity and sustained geographic resurgence of public health crises, pandemics and epidemics; the impact and effectiveness of governmental actions to contain and treat such outbreaks, including government policies and restrictions; vaccine hesitancy, vaccine mandates, and voluntary or mandatory quarantines; and the global response surrounding such uncertainties.

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

Our operating and maintenance costs will not necessarily be proportional to changes in our operating revenues. Operating costs are affected by many factors, including inflation, while maintenance costs depend on, among other factors, market conditions for drilling services as well as unplanned downtime events or idle periods between contracts. Costs for operating a rig are therefore generally not correlated to the day rate being earned. As our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. Equipment maintenance costs fluctuate depending upon the age and condition of the equipment, and these costs could increase for short or extended periods as a result of new regulatory or customer requirements. Any of the foregoing could impact our liquidity or may cause us to miss our financial guidance for a given period, which could adversely impact the market price for our Common Shares. In addition, certain of our drilling contracts are partially payable in local currency. The amounts, if any, of local currency received under these drilling contracts may exceed our local currency needs to pay local operating and maintenance costs, leading to an accumulation of excess local currency balances, which, in certain instances, may be subject to either restrictions or other difficulties in converting to U.S. dollars, our functional currency, or to other currencies of the locations where we operate. Excess amounts of local currency may also expose us to the risk of currency exchange losses.

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

The Indenture, the Credit Agreement and the related agreements governing our indebtedness contain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:
•incur additional debt and issue preferred stock;
•incur or create liens;
•redeem and/or prepay certain debt;
•pay dividends on our shares or repurchase shares;
•make certain investments;
•engage in specified sales of assets;
•enter into transactions with affiliates; and
•engage in consolidation, mergers and acquisitions.

In addition, the Credit Agreement contains financial covenants requiring us to maintain (i) a minimum book value of equity to total assets ratio, (ii) a minimum interest coverage ratio and (iii) a minimum amount of liquidity. Any future indebtedness may also require us to comply with similar or other covenants. These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other business opportunities.

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

We may experience risks associated with future mergers, acquisitions or dispositions of businesses or assets or other strategic transactions.

We may pursue mergers, acquisitions or dispositions of businesses or assets or other strategic transactions that we believe will strengthen, streamline or expand our business. Each such transaction would be dependent upon several factors, including identifying suitable companies, businesses or assets that align with our business strategies, reaching agreement with the potential counterparties on acceptable terms, the receipt of any applicable regulatory and other approvals, and other conditions. These transactions involve various risks, including among others, (1) difficulties related to integrating or managing applicable parts of an acquired business or joint venture and unanticipated changes in customer and other third-party relationships subsequent to closing, (2) diversion of management's attention from day-to-day operations, (3) applicable antitrust laws and other regulations that may limit our ability to acquire targets or require us to divest an acquired business or assets, (4) failure to realize anticipated benefits, such as cost savings, revenue enhancements or strengthening or broadening our business, (5)

potentially substantial transaction costs associated with acquisitions, joint ventures or investments if we or a transaction counterparty seeks to exit or terminate an interest in the joint venture or investment, and (6) potential accounting impairment or actual diminution or loss of value of our investment if future market, business or other conditions ultimately differ from our assumptions at the time such transaction is consummated.

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

The exercise of all or any number of outstanding warrants or the issuance or settlement of stock-based awards may dilute the holders of our Common Shares.

On the Effective Date, we issued 75.0 million Common Shares and 5.6 million warrants to purchase 5.6 million Common Shares at an exercise price of $131.88 per share, exercisable for a seven-year period commencing on the Effective Date. Additionally, on May 3, 2021, our board of directors approved and ratified the Valaris Limited 2021 Management Incentive Plan (the “MIP”) and reserved 9.0 million of our Common Shares for issuance under the MIP primarily for employees and directors. The grant and settlement of equity awards in the future, any exercise of the warrants into Common Shares and any sale of Common Shares underlying outstanding warrants will have a dilutive effect to the holdings of our existing shareholders and could have a material adverse effect on the market for our Common Shares, including the price that an investor could obtain for their Common Shares.

Regulatory, Legal and Tax Risks

Failure to comply with anti-corruption and anti-bribery statutes, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, could result in fines, criminal penalties, drilling contract terminations and materially adversely affect our financial position, operating results or cash flows.

We operate in a number of countries throughout the world, including countries known to have a reputation for corruption and are subject to the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”), the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regulations, the U.K. Bribery Act (“UKBA”), other U.S. laws and regulations governing our international operations and similar laws in other countries.

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

Increasing regulatory complexity could adversely impact the costs associated with our offshore drilling operations and reduce demand for our services.

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

Any new or additional regulatory, legislative, permitting or certification requirements in the U.S. and other areas in which we operate, including laws and regulations that have or may impose increased financial responsibility, oil spill abatement contingency plan capability requirements, or additional operational requirements and certifications, could materially adversely affect our financial position, operating results or cash flows.

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

Our operations are subject to laws and regulations controlling the discharge of materials into the environment, pollution, contamination and hazardous waste disposal or otherwise relating to the protection of the environment. Environmental laws and regulations specifically applicable to our business activities could impose significant liability on us for damages, clean-up costs, fines and penalties in the event of oil spills or similar discharges of pollutants or contaminants into the environment or improper disposal of hazardous waste generated in the course of our operations. To date, such laws and regulations have not had a material adverse effect on our operating results, and we have not experienced an accident that has exposed us to material liability arising out of or relating to discharges of pollutants into the environment. However, the legislative, judicial and regulatory response to a well incident could substantially increase our and our customers’ liabilities. In addition to potential increased liabilities, such legislative, judicial or regulatory action could impose increased financial, insurance or other requirements that may adversely impact the entire offshore drilling industry. See “Item 1. Business – Governmental Regulations and Environmental Matters” and “Item 3. Legal Proceedings – Environmental Matters.”

Sustainability initiatives and high profile and catastrophic environmental events, such as the 2010 Macondo well incident, have led to increased regulation of offshore oil and natural gas drilling. We are adversely affected by restrictions on drilling in the areas in which we operate, including policies and guidelines regarding the approval of drilling permits, restrictions on development and production activities, and directives and regulations that have and may further impact our operations. From time to time, legislative and regulatory proposals have been introduced that would materially limit or prohibit offshore drilling in certain areas, or that would increase the liabilities or costs associated with offshore drilling. If new laws are enacted, or if government actions are taken that restrict or prohibit offshore drilling in our principal areas of operation or that impose environmental or other requirements that materially increase the liabilities, financial requirements or operating or equipment costs associated with offshore drilling, exploration, development, or production of oil and natural gas, our financial position, operating results or cash flows could be materially adversely affected.

The IRS may not agree with the conclusion that we should be treated as a foreign corporation for U.S. federal tax purposes.

Although Valaris Limited is incorporated in Bermuda (and thus would generally be considered a “foreign” corporation (or non-U.S. tax resident)), the IRS could assert that we should be treated as a U.S. corporation (and U.S. tax resident) pursuant to the rules under Section 7874 of the Internal Revenue Code. While we do not believe we are a U.S. corporation pursuant to these rules, the rules are complex and the determination is subject to factual uncertainties. If the IRS successfully challenged our status as a foreign corporation, significant adverse tax consequences would result for us and for certain of our shareholders.

Governments may pass laws that subject us to additional taxation or may challenge our tax positions.

There is increasing uncertainty with respect to tax laws, regulations and treaties, and the interpretation and enforcement thereof that may affect our business. For example, the Organization for Economic Cooperation and Development (“OECD”), the European Union, and certain other countries (including countries in which we operate) are committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD’s Pillar Two initiative introduces a 15% global minimum tax applied on a country-by-country basis and for which many jurisdictions committed to an effective enactment date starting January 1, 2024, though not all jurisdictions were expected to meet this target deadline. The impact of these potential new rules as well as any other changes in domestic and international tax rules and regulations could have a material effect on our effective tax rate.

In addition, our tax positions are subject to audit by U.K., U.S. and other foreign tax authorities. Such tax authorities may, and do from time to time, disagree with our interpretations or assessments of the effects of tax laws, treaties or regulations or their applicability to our corporate structure or certain transactions we have undertaken. We currently are subject to tax assessments in various jurisdictions, which we are contesting. Even if we are successful in maintaining our tax positions, we may incur significant expenses in defending our positions and contesting claims asserted by tax authorities. If we are unsuccessful in defending our tax positions, the resulting assessments or rulings could significantly impact our consolidated income taxes in past or future periods.

As required by law, we file periodic tax returns that are subject to review and examination by various revenue agencies within the jurisdictions in which we operate. We are currently subject to tax assessments in various jurisdictions, which we are contesting.

As a result of these uncertainties, as well as changes in the administrative practices and precedents of tax authorities or other matters, such as changes in applicable accounting rules, that increase the amounts we have provided for income taxes or deferred tax assets and liabilities in our consolidated financial statements, we cannot provide any assurances as to what our consolidated effective income tax rate will be in future periods. If we are unable to mitigate the negative consequences of any change in law, audit or other matters, this could cause our consolidated income taxes to increase and materially adversely affect our financial position, operating results or cash flows.

Our consolidated effective income tax rate may vary substantially over time.

We cannot provide any assurances as to what our future consolidated effective income tax rate will be because of, among other matters, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as potential changes in U.K., U.S. and other foreign tax laws, regulations or treaties or the interpretation or enforcement thereof, changes in the administrative practices and precedents of tax authorities or other matters (such as changes in applicable accounting rules) that increase the amounts we have provided for income taxes or deferred tax assets and liabilities in our consolidated financial statements. In addition, as a result of frequent changes in the taxing jurisdictions in which our drilling rigs are operated and/or owned, changes in the overall level of our income and changes in tax laws, our consolidated effective income tax rate may vary substantially from one reporting period to another. In periods of declining profitability, our income tax expense may not decline proportionately with income. Further, we may continue to incur income tax expense in periods in which we operate at a loss. Income tax rates imposed in the tax jurisdictions in which our subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenues, statutory or negotiated deemed profits or other bases utilized under local tax laws, rather than to net income. In some instances, the movement of drilling rigs among taxing jurisdictions will involve the transfer of ownership of the drilling rigs among our subsidiaries, which may result in the imposition of transaction taxes, which could be material. If we are unable to mitigate the negative consequences of any change in law, audit, business activity or other matters, this could cause our consolidated effective income tax rate to increase and materially adversely affect our financial position, operating results or cash flows.

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

We could also face increased climate-related litigation with respect to our operations both in the U.S. and around the world. Governmental and other entities in various states, such as California and New York, have filed lawsuits against coal, oil and natural gas companies. These suits allege damages as a result of climate change, and the plaintiffs are seeking unspecified damages and abatement under various legal theories. Similar lawsuits may be filed in other jurisdictions both in the U.S. and globally. Although we are not currently a party to any such lawsuit, these suits present uncertainty regarding the extent to which companies who are not producing oil or natural gas, but who are engaged to provide services to support production activities, such as offshore drilling companies, face an increased risk of liability stemming from climate-related litigation, which risk would also adversely impact the oil and natural gas industry and impact demand for our services.

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

Some of the provisions in our bye-laws could delay or prevent a change in control of our company that a shareholder may consider favorable, which could materially adversely affect the price of our Common Shares. Certain provisions of our bye-laws could make it more difficult for a third party to acquire control of our company, even if the change of control would be beneficial to our shareholders. These provisions include:
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

The Economic Substance Act came into effect in Bermuda on January 1, 2019. This law requires a registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda that carries as a business any one or more of the “relevant activities” must comply with economic substance requirements. The Economic Substance Act may require in-scope Bermuda entities, which are engaged in such “relevant activities,” to be directed and managed in Bermuda, have an adequate level of qualified employees in Bermuda, incur an adequate level of annual expenditure in Bermuda, maintain physical offices and premises in Bermuda or perform core income-generating activities in Bermuda. The list of “relevant activities” includes carrying on any one or more of: banking, insurance, fund management, financing and leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. The Economic Substance Act could affect the manner in which we operate our business. To the extent we or any of our Bermuda subsidiaries carry on any relevant activities for the purposes of the Economic Substance Act, we or such subsidiaries will be required to comply with such economic substance requirements. Our compliance with the Economic Substance Act may result in additional costs that could have a material adverse effect on our financial position or results of operations.

Our business could be affected as a result of activist investors.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as actions related to sustainability matters, financial restructuring, increased borrowing, dividends, share repurchases or sales of assets or even the entire company. Responding to proxy contests and other actions by such activist investors or others could be costly and time-consuming, disrupt our operations and divert the attention of our board of directors and senior management from the pursuit of our business strategies, which could materially adversely affect our financial position, operating results or cash flows. Additionally, perceived uncertainties as to our future direction as a result of investor activism or changes to the composition of the board of directors may lead to the perception of a change in the direction of our business, instability or lack of continuity, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or transact with our competitors instead of us because of any such issues, then our financial position, operating results or cash flows could be materially adversely affected. In addition, the trading price of our shares could experience periods of increased volatility as a result of investor activism.

Risks Related to Our International Operations

Our non-U.S. operations involve additional risks not typically associated with U.S. operations.

Revenues from non-U.S. operations were 80%, 78%, 87% and 81% of our total consolidated revenues for the years ended December 31, 2023 and 2022, and eight months ended December 31, 2021 (Successor) and for four months ended April 30, 2021 (Predecessor), respectively. Our non-U.S. operations and shipyard rig construction and enhancement projects are subject to political, economic and other uncertainties, including:

•terrorist acts, war and civil disturbances,
•expropriation, nationalization, deprivation or confiscation of our equipment or our customer’s property,
•repudiation or nationalization of contracts,
•assaults on property or personnel,
•piracy, kidnapping and extortion demands,
•significant governmental influence over many aspects of local economies and customers,
•unexpected changes in law and regulatory requirements, including changes in interpretation or enforcement of existing laws,
•work stoppages, such as labor strikes,
•complications associated with repairing and replacing equipment in remote locations,
•limitations on insurance coverage, such as war risk coverage, in certain areas,
•imposition of trade barriers,
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

Our non-U.S. operations are also subject to various laws and regulations in the countries in which we operate, including laws and regulations relating to the operation of drilling rigs and the requirements for equipment. We may be required to make significant capital expenditures to operate in such countries, which may not be reimbursed by our customers. Governments in some countries are active in regulating and controlling the ownership of oil, natural gas and mineral concessions and companies holding such concessions, the exploration of oil and natural gas and other aspects of the oil and natural gas industry in their countries. In some areas of the world, government activity has materially adversely affected the amount of exploration and development work performed by major international oil companies and may continue to do so. Moreover, certain countries accord preferential treatment to local contractors or joint ventures or impose specific quotas for local goods and services, which can increase our operational costs and place us at a competitive disadvantage. There can be no assurance that such laws and regulations or activities will not materially adversely affect our financial position, operating results or cash flows.

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

The laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and frequently changing. These laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our operations. Shipments can be delayed and denied export or entry for a variety of reasons, some of which are outside our control and some of which may result from failure to comply with existing legal and regulatory regimes. Shipping delays or denials could cause unscheduled operational downtime, reduced day rates during such downtime and contract cancellations. Any failure to comply with applicable legal and regulatory trading obligations also could result in criminal and civil penalties and sanctions, such as fines, imprisonment, exclusion from government contracts, seizure of shipments and loss of import and export privileges.

Our partners, agents and our and their respective affiliated entities or respective officers, directors, employees and agents may take actions in violation of our policies and procedures designed to promote compliance with the laws of the jurisdictions in which we operate. Any such violation could materially adversely affect our financial position, operating results or cash flows.

Sustainability Risks

Regulation of GHG and climate change could have a negative impact on our business.

Governments around the world are increasingly focused on enacting laws and regulations regarding climate change and regulation of GHG that may impact our operations, profitability and competitiveness. Restrictions on GHG emissions or other related legislative or regulatory enactments could have an indirect effect in those industries that use significant amounts of petroleum products, which could potentially result in a reduction in demand for petroleum products and, consequently, our offshore contract drilling services. Lawmakers and regulators in the U.S. and certain jurisdictions where we operate have proposed or enacted regulations requiring reporting of GHG emissions and the restriction thereof, including increased fuel efficiency standards, carbon taxes or cap and trade systems, restrictive permitting, and incentives for renewable energy. For example, the SEC has proposed a mandatory climate change reporting framework that, if implemented, is likely to materially increase the amount of time, monitoring, diligence, and reporting costs related to these matters. In 2023, the current U.S. administration continued initiatives targeting the reduction of methane emissions, including a focus on the energy sector. In December 2023, the EPA adopted a final rule enacting a series of actions targeting methane and other emission reductions in natural gas and oil operations. Global efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues and impose reductions of hydrocarbon-based fuels, including plans developed in connection with the Paris climate conference in December 2015, the Katowice climate conference in December 2018 and the UN Climate Change Conferences since 2021. In January 2023, the EU enacted the Corporate Sustainability Reporting Directive, which will require sustainability reporting across a broad range of sustainability topics for both EU and non-EU companies.

Laws or regulations incentivizing or mandating the use of alternative energy sources such as wind power and solar energy have also been enacted in certain jurisdictions. Additionally, numerous large cities globally and several countries have adopted programs to mandate or incentivize the conversion from internal combustion engine powered vehicles to electric-powered vehicles and placed restrictions on non-public transportation. Such policies or other laws, regulations, treaties and international agreements related to GHG and climate change may negatively impact the price of oil relative to other energy sources, reduce demand for hydrocarbons, limit drilling in the offshore oil and natural gas industry, or otherwise unfavorably impact our business, our suppliers and our customers, and result in increased compliance costs and additional operating restrictions, all of which could materially adversely affect our financial position, operating results or cash flows.

In addition to potential impacts on our business resulting from climate-change legislation or regulations, our business also could be materially adversely affected by climate-change related physical changes, such as changing weather patterns. An increase in severe weather patterns could result in damage to or loss of our drilling rigs, impact our ability to conduct our operations and/or result in a disruption of our customers’ operations. Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their GHG emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors. The ultimate impact of GHG emissions-related agreements, legislation and measures on our financial performance is highly uncertain because we are unable to predict, in a multitude of jurisdictions, the outcome of political decision-making processes.

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

Increased scrutiny from stakeholders and others regarding climate change, as well as our sustainability practices, initiatives and reporting responsibilities, could result in additional costs or risks.

In recent years the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, has promoted the divestment of fossil fuel equities and pressured lenders to cease or limit funding to companies engaged in the extraction of fossil fuel reserves. Such initiatives could ultimately interfere with our access to capital, business activities and operations.

In addition to such initiatives, sustainability matters more generally have been the subject of increased focus by investors, customers, investment funds, political advocacy groups, and other market and industry participants, as well as certain regulators, including in the U.S. and the EU. We publish an annual Sustainability Report, which includes disclosure of our sustainability practices, aspirations, targets and goals. Our disclosures on these matters rely on management’s expectations as of the date the statements are first made, as well as standards for measuring progress that are still in development and may change or fail to be realized. These expectations and standards may continue to evolve. Even so, our failure or inability to meet these targets, goals or evolving stakeholder expectations for sustainability practices and reporting and even the perception of such failure or inability may potentially harm our reputation and impact employee retention, customer relationships and access to capital, among other matters. For example, certain market participants use third-party benchmarks or scores to measure a company’s sustainability practices in making investment decisions and customers and suppliers may evaluate our sustainability practices or require that we adopt certain sustainability policies as a condition of awarding contracts. By electing to set and share publicly our corporate sustainability standards, our business may face increased scrutiny related to sustainability activities and be unable to satisfy all stakeholders. For example, some stakeholders and regulators have expressed or pursued opposing views, legislation, and investment expectations with respect to sustainability. As sustainability best-practices and voluntary or mandatory reporting standards continue to develop, we may incur increased costs related to sustainability monitoring and reporting and complying with sustainability initiatives, especially to the extent these standards are not harmonized or consistent. In addition, it may be difficult or expensive for us to comply with any sustainability-linked contracting policies adopted by customers and suppliers, particularly given the complexity of our supply chain, our reliance on third-party manufacturers, and the potential for jurisdictions in which we operate to enact opposing or incompatible regulations. Actions we may take to achieve our sustainability initiatives, including the development and implementation of new emissions-reduction technology, may require increased expenditures, which may materially adversely affect our financial position, operating results or cash flows.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

We have a cybersecurity program to assess, identify, and manage risks from cybersecurity threats. The Company’s cybersecurity program includes administrative, technical, and physical safeguards that address our information systems, including our IT and operational technology environments. The program is designed to ensure the confidentiality, security, integrity, and availability of those systems and the information residing therein.

Strategy and Risk Management:

Our cybersecurity strategy leverages administrative safeguards that include policies, procedures, and processes to assess, identify, and manage risks from cybersecurity threats. We have adopted a Cybersecurity Incident Response Policy (the “CIRP”), which provides a framework and guidance for investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate.

Additionally, all of the Company’s employees undertake an annual cybersecurity training program on how to identify characteristics of various cybersecurity threats, which is augmented by additional training and communications on IT and cybersecurity matters throughout the year. Periodically during the year, the Company’s IT department leads simulations of cybersecurity incidents with employees to test the organization’s ability to respond to a variety of cybersecurity-related scenarios.

Our policies, procedures, and processes are aligned with our technical tools, which include continuous security monitoring and alerting, an AI-based tool to facilitate cybersecurity incident identification and remediation, and other technologies, to ensure the security of our systems and information. We also have implemented certain physical safeguards, such as restricted access to areas containing critical IT and operational technology equipment, to mitigate risks to our physical environment.

Cybersecurity is integrated into our enterprise risk management ("ERM") process. Cybersecurity-related risks are included in our ERM risk register, which are reviewed by internal stakeholders who designate the relative level of severity of identified risks. The ERM risk register, which includes any identified cybersecurity-related risks, is reviewed by our Executive Management Committee and is reported quarterly to the board of directors, who then reviews the identified risks, mitigation plans and monitoring reports and provides oversight as appropriate.

Oversight:

The Audit Committee is responsible for, and actively engaged in, the oversight of our IT and cybersecurity program, including the oversight of risks from cybersecurity threats. All members of the Audit Committee have prior work experience relating to cybersecurity or have obtained a certification or degree in cybersecurity. The Audit Committee, at least quarterly, receives reports from the Company’s Senior Director – Information Technology (“SDIT”) on, among other things, the Company’s cybersecurity incidents, risks and measures, training and organizational readiness. The board of directors is kept apprised of cybersecurity risk matters, including through participation in the quarterly cybersecurity briefings to the Audit Committee that are described above. We have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported in a timely manner to the board of directors and Audit Committee.

At the management level, the SDIT and his team are responsible for leading enterprise-wide information security strategy, policy, standards, architecture and processes, including the assessment and management of material risks from cybersecurity threats. The Company’s SDIT reports to the Chief Financial Officer. The SDIT has extensive cybersecurity knowledge and skills, gained from over 25 years of relevant work experience. The SDIT is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents in accordance with the CIRP and policies and procedures, which may include reports from the IT team. The SDIT also regularly reviews risk management measures implemented by the Company to identify and mitigate cybersecurity risks.

Third Parties and Assessments:

We engage third-party service providers in various capacities to enhance our internal cybersecurity capabilities. The Company engages consultants to assist with cybersecurity assessments, including with respect to cloud security and network vulnerability testing. Internal Audit, along with other internal stakeholders, including IT, determine the Company’s need for cybersecurity assessments in conjunction with an annual cybersecurity risk assessment process.

Further, pursuant to our CIRP, we have engaged third-party support under a retainer agreement to enable an effective and timely response to a significant cybersecurity incident.

In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. We obtain Systems and Organization Controls ("SOC") 1 and SOC 2 reports, as applicable, from our third-party service providers which assess those entities' controls to cover security, availability, integrity, confidentiality and privacy. Any applicable findings of this third-party assessment are analyzed by the appropriate employees and further action is taken as needed.

Impact of Cybersecurity Risks and Threats:

While we have not experienced any material cybersecurity threats or incidents as of the date of this Annual Report on Form 10-K, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. Additional information on cybersecurity risks we face is discussed in “Item 1A. Risk Factors,” which should be read in conjunction with the foregoing information.

Item 2.  Properties

Contract Drilling Fleet

The following table provides certain information about the rigs in our drilling fleet as of February 15, 2024:

Rig Name	Rig Type	Year Delivered	Design	Maximum Water Depth/ Drilling Depth	Location	Status
Floaters
VALARIS DS-4	Drillship	2010	Dynamically Positioned	12,000'/40,000'	Brazil	Under contract
VALARIS DS-7	Drillship	2013	Dynamically Positioned	10,000'/40,000'	Spain	Under reactivation(2)
VALARIS DS-8	Drillship	2015	Dynamically Positioned	12,000'/40,000'	Brazil	Under contract
VALARIS DS-9	Drillship	2015	Dynamically Positioned	12,000'/40,000'	Angola	Under contract
VALARIS DS-10	Drillship	2017	Dynamically Positioned	12,000'/40,000'	Nigeria	Under contract
VALARIS DS-11	Drillship	2013	Dynamically Positioned	12,000'/40,000'	Spain	Preservation stacked(1)
VALARIS DS-12	Drillship	2013	Dynamically Positioned	12,000'/40,000'	Egypt	Under contract
VALARIS DS-13	Drillship	2023	Dynamically Positioned	12,000'/40,000'	Mobilizing(3)	Mobilizing(3)
VALARIS DS-14	Drillship	2023	Dynamically Positioned	12,000'/40,000'	Mobilizing(3)	Mobilizing(3)
VALARIS DS-15	Drillship	2014	Dynamically Positioned	12,000'/40,000'	Brazil	Under contract
VALARIS DS-16	Drillship	2014	Dynamically Positioned	12,000'/40,000'	Gulf of Mexico	Under contract
VALARIS DS-17	Drillship	2014	Dynamically Positioned	12,000'/40,000'	Brazil	Under contract
VALARIS DS-18	Drillship	2015	Dynamically Positioned	12,000'/40,000'	Gulf of Mexico	Under contract
VALARIS DPS-1	Semisubmersible	2012	Dynamically Positioned	10,000'/35,000'	Australia	Under contract
VALARIS DPS-3	Semisubmersible	2010	Dynamically Positioned	8,500'/37,500'	Gulf of Mexico	Preservation stacked(1)
VALARIS DPS-5	Semisubmersible	2012	Dynamically Positioned	8,500'/35,000'	Mexico	Under contract
VALARIS DPS-6	Semisubmersible	2012	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Preservation stacked(1)
VALARIS MS-1	Semisubmersible	2011	F&G ExD Millennium, Moored	8,200'/40,000	Australia	Under contract
Jackups
VALARIS 72	Jackup	1981	Hitachi K1025N	225'/25,000'	United Kingdom	Under contract
VALARIS 75	Jackup	1999	MLT Super 116-C	400'/30,000'	Gulf of Mexico	Preservation stacked(1)
VALARIS 76	Jackup	2000	MLT Super 116-C	350'/30,000'	Saudi Arabia	Preparing for lease contract(4)
VALARIS 92	Jackup	1982	MLT 116-C	210'/25,000'	United Kingdom	Under contract
VALARIS 102	Jackup	2002	KFELS MOD V-A	400'/30,000'	Gulf of Mexico	Preservation stacked(1)
VALARIS 104	Jackup	2002	KFELS MOD V-B	400'/30,000'	UAE	Preservation stacked(1)
VALARIS 106	Jackup	2005	KFELS MOD V-B	400'/30,000'	Indonesia	Under contract
VALARIS 107	Jackup	2006	KFELS MOD V-B	400'/30,000'	Australia	Under contract
VALARIS 108	Jackup	2007	KFELS MOD V-B	400'/30,000'	Saudi Arabia	Preparing for lease contract(4)
VALARIS 109	Jackup	2008	KFELS MOD V-Super B	350'/35,000'	Namibia	Preservation stacked(1)
VALARIS 110	Jackup	2015	KFELS MOD V-B	400'/35,000'	Qatar	Under contract
VALARIS 111	Jackup	2003	KFELS MOD V Enhanced B-Class	400'/36,000'	Croatia	Preservation stacked(1)
VALARIS 115	Jackup	2013	Baker Marine Pacific Class 400	400'/30,000'	Brunei	Under contract
VALARIS 116	Jackup	2008	LT 240- C	375'/35,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 117	Jackup	2009	LT 240- C	350'/35,000'	Mexico	Under contract
VALARIS 118	Jackup	2012	LT 240- C	350'/35,000	Trinidad	Under contract
VALARIS 120	Jackup	2013	KFELS Super A	400'/40,000'	United Kingdom	Under contract
VALARIS 121	Jackup	2013	KFELS Super A	400'/40,000'	United Kingdom	Under contract
VALARIS 122	Jackup	2013	KFELS Super A	400'/40,000'	United Kingdom	Under contract

Rig Name	Rig Type	Year Delivered	Design	Maximum Water Depth/ Drilling Depth	Location	Status
Jackups (Continued)
VALARIS 123	Jackup	2019	KFELS Super A	400'/40,000'	United Kingdom	Preparing for contract
VALARIS 140	Jackup	2016	LT Super 116E	340'/30,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 141	Jackup	2016	LT Super 116E	340'/30,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 143	Jackup	2010	LT EXL Super 116-E	350'/35,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 144	Jackup	2010	LT Super 116-E	350'/35,000'	Gulf of Mexico	Under contract
VALARIS 145	Jackup	2010	LT Super 116-E	350'/35,000'	Gulf of Mexico	Preservation stacked(1)
VALARIS 146	Jackup	2011	LT EXL Super 116-E	320'/35,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 147	Jackup	2013	LT Super 116-E	350'/30,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 148	Jackup	2013	LT Super 116-E	350'/30,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 247	Jackup	1998	LT Super Gorilla	400'/35,000'	United Kingdom	Preparing for contract
VALARIS 248	Jackup	2000	LT Super Gorilla	400'/35,000'	United Kingdom	Under contract
VALARIS 249	Jackup	2001	LT Super Gorilla	400'/35,000'	Trinidad	Under contract
VALARIS 250	Jackup	2003	LT Super Gorilla XL	550'/35,000'	Saudi Arabia	Leased to ARO drilling
VALARIS Viking	Jackup	2010	KEFLS N Class	435'/35,000'	United Kingdom	Preservation stacked(1)
VALARIS Stavanger	Jackup	2011	KEFLS N Class	400'/35,000'	United Kingdom	Preparing for contract
VALARIS Norway	Jackup	2011	KEFLS N Class	400'/35,000'	United Kingdom	Under contract

(1)Prior to stacking, upfront steps are taken to preserve the rig. This may include a quayside power source to dehumidify key equipment and/or provide electric current to the hull to prevent corrosion. Also, certain equipment may be removed from the rig for storage in a temperature-controlled environment. While stacked, large equipment that remains on the rig is periodically inspected and maintained by Valaris personnel. These steps are designed to reduce time and lower cost to reactivate the rig once returned to the active fleet.

(2)Rig is being reactivated for a firm contract.

(3)Rigs are mobilizing from South Korea to Las Palmas, Spain, where they will be stacked.

(4)Rigs are under-going contract preparations for lease contracts with ARO drilling.

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

We lease various office, warehouse and storage facilities worldwide, including our corporate offices in Houston, Texas and other offices and facilities located in various countries in North America, South America, Europe, Africa and the Asia Pacific region. We own offices and other facilities in United States (Louisiana), Angola and Brazil.

Item 3.  Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2019, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.4 million liability related to these matters was included in Accrued liabilities and other on our Consolidated Balance Sheet as of December 31, 2023 included in "Item 8. Financial Statements."

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
Market Information

On April 30, 2021, pursuant to the plan of reorganization, the Company issued an aggregate of approximately 75.0 million Common Shares and 5.6 million Warrants and has listed the Common Shares and the Warrants on the NYSE under the symbols “VAL” and “VAL WS”, respectively.

Many of our shareholders hold shares electronically, all of which are owned by a nominee of the Depository Trust Company. We had 67 shareholders of record on February 1, 2024.

Dividends

We have not paid or declared any dividends on our Common Shares. Our Indenture and the Credit Agreement include provisions that limit our ability to pay dividends.

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

Issuer Repurchases of Equity Securities

In 2022, our board of directors authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding Common Shares. In April 2023, the board of directors authorized an increase of this amount to $300.0 million and in February 2024, they authorized a further increase to $600.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and is subject to compliance with applicable covenants and restrictions under our financing agreements.

The following table provides a summary of our repurchases of our equity securities during the quarter ended December 31, 2023 (in millions, except average price per share):

Issuer Purchases of Equity Securities
Period	Total Number of Securities Purchased	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

October 1 - October 31	0.3	$70.08	0.3	$132.5
November 1 - November 30	0.2	$68.07	0.2	$115.8
December 1 - December 31	0.2	$67.08	0.2	$100.0
Total	0.7	$68.43	0.7	$100.0

Cumulative Total Shareholder Return

The chart below presents a comparison of the cumulative total shareholder return, assuming $100 invested on May 3, 2021 (first trading date after our emergence from the Chapter 11 Cases) for Valaris Limited, the Standard & Poor's MidCap 400 Index and Dow Jones US Select Oil Equipment & Services Index (the "Industry Index").

COMPARISON OF CUMULATIVE TOTAL RETURN(1)
Among Valaris Limited, the S&P MidCap 400 Index and Industry Index

	May 3, 2021	Fiscal Year Ended December 31,
	Relisting	2021	2022	2023
Valaris Limited	100.0	151.9	285.3	289.3
S&P MidCap 400	100.0	104.6	91.0	105.9
Industry Index	100.0	96.5	160.7	168.4

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

The discussion of our results of operations and liquidity in this section includes comparisons for the years ended December 31, 2023 and 2022 (Successor). For a similar discussion, including comparisons for the year ended December 31, 2022, eight months ended December 31, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor), see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023.

INTRODUCTION

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. We own the world's largest offshore drilling rig fleet, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet. We currently own 53 rigs, including 13 drillships, four dynamically positioned semisubmersible rigs, one moored semisubmersible rig, 35 jackup rigs and a 50% equity interest in ARO, our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional eight rigs.

Our customers include many of the leading international and government-owned oil and gas companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies with global operations. The markets in which we operate include the Gulf of Mexico, South America, the North Sea, the Middle East, Africa and Asia Pacific.

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

On April 30, 2021 (the "Effective Date"), we successfully completed our financial restructuring and together with the Debtors emerged from the Chapter 11 Cases. Upon emergence from the Chapter 11 Cases, we eliminated $7.1 billion of debt and obtained a $520.0 million capital injection by issuing the First Lien Notes. See “Note 8 - Debt" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on the First Lien Notes. On the Effective Date, the Legacy Valaris Class A ordinary shares were cancelled and the Common Shares were issued. Also, former holders of Legacy Valaris' equity were issued Warrants to purchase Common Shares. See “Note 9 - Shareholders' Equity" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on the issuance of the Common Shares and Warrants.

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

In recent years, oil prices have experienced significant volatility as a result of the global COVID-19 pandemic, production disputes among major oil producing countries and various other factors. This volatility meaningfully impacted both the supply of, and demand for, offshore rigs. Since 2021, oil prices have become relatively more stable due to, among other factors, rebounding demand for hydrocarbons, a measured approach to production increases by OPEC+ members, reduction in supply due to Russia’s invasion of Ukraine and the subsequent sanctions placed on Russia, and a focus on cash flow and returns by major exploration and production companies. In 2023, prices have remained at levels that are supportive of offshore exploration and development activity. The more constructive oil price environment has led to an improvement in contracting and tendering activity for our industry.

Rig attrition in the industry over the last decade, particularly for floaters, has resulted in a smaller global fleet of rigs that is available to meet customer demands. In addition, demand for offshore drilling services continues to improve as evidenced by increasing global utilization and day rates for offshore drilling rigs. Consequently, our outlook for the offshore drilling business is positive.

Inflationary pressures remain elevated and have resulted in increased personnel costs as well as in the prices of goods and services required to operate our rigs or execute capital projects. We expect that our costs will continue to rise in the near term and although certain of our long-term contracts contain provisions for escalating costs, we cannot predict with certainty our ability to successfully claim recoveries of higher costs from our customers under these contractual stipulations. Despite the inflationary trends and macroeconomic uncertainty, we continue to see recovery in our industry.

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

The ARO backlog presented below is 100% of ARO's backlog and is inclusive of backlog on both ARO owned rigs and rigs leased from us. As an unconsolidated 50/50 joint venture, when ARO realizes revenue from its backlog, 50% of the earnings thereon would be reflected in our results in equity in earnings of ARO in our Consolidated Statement of Operations. The earnings from ARO backlog with respect to rigs leased from us will be net of, among other things, payments to us under bareboat charters for those rigs. See "Note 5 - Equity Method Investment in ARO" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

The following table summarizes our and 100% of ARO's contract backlog of business as of February 15, 2024 and February 21, 2023 (in millions):

	February 15, 2024	February 21, 2023
Floaters (1)	$2,531.7	$1,376.9
Jackups (2)	1,167.4	742.3
Other (3)	222.3	344.0
Total	$3,921.4	$2,463.2
ARO (4)	$2,138.1	$1,731.8

(1)The increase in Floaters is primarily due to long-term contracts for VALARIS DS-4 and VALARIS DS-8 offshore Brazil, VALARIS DS-7 offshore West Africa, VALARIS DS-16 in the U.S. Gulf of Mexico and a 250-day contract extension for VALARIS DS-15 offshore Brazil, which resulted in incremental aggregate backlog of approximately $1.7 billion. These increases were partially offset by revenues realized.

(2)The increase in Jackups is primarily due to contract awards and extensions for VALARIS 120, VALARIS 72, VALARIS 92, VALARIS 121, VALARIS 107, VALARIS 118, VALARIS 249 and VALARIS Stavanger which resulted in incremental aggregate backlog of approximately $620.0 million. These increases were partially offset by revenues realized.

(3)Other includes the bareboat charter backlog for the jackup rigs leased to ARO to fulfill contracts between ARO and Saudi Aramco in addition to backlog for our managed rig services. Substantially all the operating costs for jackups leased to ARO through the bareboat charter agreements will be borne by ARO.

(4)The increase in ARO backlog is primarily due to an eight-year contract for each of the two newbuild rigs, the first of which was delivered in October 2023 and the second is expected to be delivered in the first half of 2024. These two contracts resulted in incremental aggregate backlog of approximately $924.0 million, which was partially offset by revenues realized.

The following table summarizes our and 100% of ARO's contract backlog of business as of February 15, 2024 and the periods in which revenues are expected to be realized (in millions):

	2024	2025	2026 and beyond	Total
Floaters	$1,072.7	$830.8	$628.2	$2,531.7
Jackups	548.2	352.6	266.6	1,167.4
Other	100.1	55.8	66.4	222.3
Total	$1,721.0	$1,239.2	$961.2	$3,921.4
ARO	$603.3	$536.9	$997.9	$2,138.1

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

BUSINESS ENVIRONMENT

Floaters

In recent years, the more constructive oil price environment has led to an improvement in contracting and tendering activity for floaters. The number of contracted benign environment floaters has increased to 123 at December 31, 2023 from a low of 101 in early 2021, contributing to a 12% increase in global utilization, from 73% to 85%, for the industry's active fleet over the same period. This increase in activity is particularly evident for 6th and 7th generation drillships, such as those included in our floater fleet. Utilization for the global active 6th and 7th generation drillship fleet is currently at 92% and has, on average, exceeded 90% for more than twelve months, resulting in a meaningful improvement in day rates for this class of assets.

In 2022, we completed the reactivation of three stacked drillships and one stacked semisubmersible which have commenced long-term contracts. In 2023, we completed the reactivation of another two previously stacked drillships, VALARIS DS-8 and VALARIS DS-17, for contracts which commenced in the second half of 2023 for work offshore Brazil, and we are currently reactivating another stacked drillship VALARIS DS-7, for a long-term contract offshore West Africa expected to commence in mid-2024.

From a supply perspective, as of December 31, 2023, the number of benign environment floaters including stacked rigs declined by 42% to 164 from a peak of 281 in late 2014. Across the stacked drillship fleet and newbuild drillships remaining at South Korean shipyards, we believe there are only ten uncontracted drillships remaining that are likely reactivation candidates over the next few years, including VALARIS DS-11 and the Newbuild Drillships. We anticipate that continued floater demand growth will further reduce available drillship capacity. Also, given the expected high construction cost and lack of shipyard capacity, we do not believe that market conditions are supportive of newbuild construction for the foreseeable future.

Jackups

Contracting and tendering activity for jackups has improved in recent years as a result of the more constructive oil price environment and we have seen a corresponding increase in utilization. The number of contracted jackups has increased to 409 at December 31, 2023 from a low of 341 in early 2021, contributing to a 16% increase in global utilization, from 78% to 94%, for the industry's active fleet over the same period, which has led to a meaningful increase in day rates for jackups. In early 2024, Saudi Arabia announced that they plan to maintain maximum sustainable capacity at 12 million barrels per day rather than pursuing their previously stated aim of increasing capacity to 13 million barrels per day. At this early stage, we are unable to predict what, if any, impact this announcement will have on the jackup market or the operations of ARO.

From a supply perspective, as of December 31, 2023, the number of jackups declined by 8% to 498 from a peak of 542 in early 2015. While the number of jackups has decreased less than floaters on a relative basis, 33% of the current jackup fleet is more than 30 years of age with limited useful lives remaining. Further, we believe that some of the jackups that are currently idle are not competitive, either due to their age or length of time stacked. Expenditures required to recertify some of these rigs may prove cost prohibitive and drilling contractors may instead elect to scrap a portion of these rigs. Excluding ARO's newbuild program, there are only 17 newbuild jackups remaining at shipyards, of which 12 are at Chinese shipyards, many of which are expected to be used for the local supply in China.

RESULTS OF OPERATIONS

The following table summarizes our Consolidated Results of Operations for the year ended December 31, 2023 and 2022 (in millions, except percentages):

	Year Ended December 31,		Change	% Change
	2023	2022
Revenues	$1,784.2	$1,602.5	$181.7	11%
Operating expenses
Contract drilling (exclusive of depreciation)	1,543.6	1,383.2	160.4	12%
Loss on impairment	—	34.5	(34.5)	(100)%
Depreciation	101.1	91.2	9.9	11%
General and administrative	99.3	80.9	18.4	23%
Total operating expenses	1,744.0	1,589.8	154.2	10%
Equity in earnings of ARO	13.3	24.5	(11.2)	(46)%
Operating income	53.5	37.2	16.3	44%
Other income, net	30.7	187.7	(157.0)	(84)%
Provision (benefit) for income taxes	(782.6)	43.1	(825.7)	nm
Net income	866.8	181.8	685.0	377%
Net income attributable to noncontrolling interests	(1.4)	(5.3)	3.9	(74)%
Net income attributable to Valaris	$865.4	$176.5	$688.9	390%

Overview

Revenues increased in 2023, compared to 2022, primarily due to an increase in average daily revenue earned of $177.6 million primarily attributable to certain rigs that commenced new contracts during 2023 at a higher average daily revenue, $47.7 million from an increase in operating days primarily attributable to floaters that have commenced contracts following reactivation and $12.5 million of higher revenues earned from lease agreements with ARO primarily from higher lease rates for certain rigs. These increases were partially offset by a $51.0 million fee recognized for the early termination of the VALARIS DS-11 contract in 2022.

Contract drilling expense increased in 2023, compared to 2022, primarily due to $123.0 million attributable to rigs that have commenced contracts following reactivation, a $43.1 million increase in repair costs for certain rigs and a $36.2 million increase in reactivation costs. These increases were partially offset by a $35.9 million decrease in the costs for certain claims and a $16.1 million decrease in operating costs for VALARIS 140 and VALARIS 141, which we started leasing to ARO at the end of the first quarter and the third quarter of 2022, respectively.

During 2022, we recorded non-cash losses on impairment totaling $34.5 million with respect to customer-specific capital upgrades for VALARIS DS-11 made pursuant to the terms of the drilling contract that was terminated during the second quarter of 2022. See "Note 7 - Property and Equipment" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

Depreciation expense increased in 2023, compared to 2022, primarily due to new assets placed in service for certain rigs that underwent reactivation projects and capital upgrades.

General and administrative expenses increased primarily due to higher compensation related to our long-term incentive plans and higher professional fees.

Other income, net, decreased in 2023, compared to 2022, primarily due to a $112.6 million lower gain on the sale of assets, a $23.6 million increase in interest expense, a $15.7 million decrease in foreign currency gains, and a $15.5 million decrease in net periodic pension and retiree medical income. The decrease is further attributable to a $29.2 million loss on the extinguishment of our First Lien Notes recognized in 2023. These decreases were partially offset by a $35.9 million increase in interest income.

Rig Counts, Utilization and Average Daily Revenue

The following table summarizes our and ARO's offshore drilling rigs as of December 31, 2023 and 2022:

	2023	2022
Floaters (1)	18	16
Jackups(2)	27	28
Other(3)	8	8
Total Valaris	53	52
ARO(4)	8	7

(1)During the fourth quarter of 2023, we took delivery of the Newbuild Drillships.

(2)During the second quarter of 2023, we sold VALARIS 54.

(3)This represents the jackup rigs leased to ARO through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. Rigs leased to ARO operate under contracts with Saudi Aramco.

(4)This represents the eight jackup rigs owned by ARO which are operating under long-term contracts with Saudi Aramco, including Kingdom 1, a jackup rig which was delivered in the fourth quarter of 2023.

We provide management services in the U.S. Gulf of Mexico on two rigs owned by a third-party not included in the table above.

Additionally, ARO has ordered a newbuild jackup which is under construction in the Middle East and expected to be delivered in the first half of 2024. This rig is not included in the table above.

The following table summarizes our and ARO's rig utilization and average daily revenue by reportable segment:

	Year Ended December 31,
	2023	2022
Rig Utilization - Total Fleet (1)
Floaters	58%	45%
Jackups	59%	66%
Other(2)	100%	100%
Total Valaris	66%	66%
ARO	93%	92%

Rig Utilization - Active Fleet (1)
Floaters	75%	67%
Jackups	79%	86%
Other(2)	100%	100%
Total Valaris	83%	85%
ARO	93%	92%

Average Daily Revenue (3)
Floaters	$265,000	$229,000
Jackups	106,000	100,000
Other(2)	42,000	39,000
Total Valaris	$130,000	$109,000
ARO	$96,000	$94,000

(1)Rig utilization for the total fleet and active fleet are derived by dividing the operating days by the number of days in the period for the total fleet and active fleet, respectively. Active fleet represents rigs that are not preservation stacked and includes rigs that are in the process of being reactivated. Operating days equals the total number of days that rigs have earned and recognized day rate revenue, including days associated with early contract terminations, compensated downtime and mobilizations and excluding suspension periods. When revenue is deferred and amortized over a future period, for example, when we receive fees while mobilizing to commence a new contract or while being upgraded in a shipyard, the related days are excluded from operating days.

(2)Includes our two management services contracts and our rigs leased to ARO under bareboat charter contracts.

(3)Average daily revenue is derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues, revenues earned during suspension periods and revenues attributable to amortization of drilling contract intangibles, by the aggregate number of operating days. Beginning in 2023, we began presenting average daily revenue instead of the previously reported average day rate metric, which further excluded lump-sum revenues and amortization thereof. Average daily revenue is a more comprehensive measurement of our revenue-earning performance and more closely aligns with the calculation methodology used by our closest offshore drilling peers. The prior period has been adjusted to conform with the current period presentation.

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

Because ARO is a 50/50 unconsolidated joint venture, its full operating results included below are not included within our consolidated results and thus are deducted under "Reconciling Items" and replaced with our equity in earnings of ARO.

Segment information for the year ended December 31, 2023 and 2022 is as follows (in millions).

Year Ended December 31, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$948.7	$659.6	$496.6	$175.9	$(496.6)	$1,784.2
Operating expenses
Contract drilling (exclusive of depreciation)	812.0	517.4	365.9	75.2	(226.9)	1,543.6
Depreciation	55.8	40.0	65.9	5.0	(65.6)	101.1
General and administrative	—	—	22.2	—	77.1	99.3
Equity in earnings of ARO	—	—	—	—	13.3	13.3
Operating income	$80.9	$102.2	$42.6	$95.7	$(267.9)	$53.5

Year Ended December 31, 2022

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$700.5	$744.2	$459.5	$157.8	$(459.5)	$1,602.5
Operating expenses
Contract drilling (exclusive of depreciation)	646.0	538.9	341.8	76.4	(219.9)	1,383.2
Loss on impairment	34.5	—	—	—	—	34.5
Depreciation	50.0	36.1	63.4	4.6	(62.9)	91.2
General and administrative	—	—	18.7	—	62.2	80.9
Equity in earnings of ARO	—	—	—	—	24.5	24.5
Operating income (loss)	$(30.0)	$169.2	$35.6	$76.8	$(214.4)	$37.2

Floaters

Floater revenue increased $248.2 million, or 35%, in 2023 as compared to 2022, primarily due to $210.3 million from increased operating days primarily attributable to rigs that have commenced contracts following reactivation or returned to work upon completion of special periodic surveys and $96.7 million from higher average daily revenue earned primarily due to VALARIS DS-12 and VALARIS DPS-5 working under higher day rate contracts in 2023 as compared to the prior year. These increases were partially offset by $51.0 million of revenue recognized in 2022 attributable to a termination fee for the VALARIS DS-11 contract.

Floater contract drilling expense increased $166.0 million, or 26%, in 2023 as compared to 2022, primarily due to $167.8 million attributable to rigs that have returned to work upon completion of reactivation projects and an $36.2 million increase in reactivation costs. These increases were partially offset by a $28.4 million decrease in costs for certain claims.

During 2022, we recorded non-cash losses on impairment totaling $34.5 million, with respect to customer-specific capital upgrades for VALARIS DS-11 made pursuant to the terms of the drilling contract that was terminated during the second quarter of 2022. See "Note 7 -Property and Equipment" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

Floater depreciation expense increased $5.8 million, or 12%, in 2023 as compared to 2022, primarily due to new assets placed in service for certain rigs that underwent reactivation projects and capital upgrades.

Jackups

Jackup revenues declined $84.6 million, or 11%, in 2023 as compared to 2022, primarily due to $162.6 million from decreased operating days primarily due to rigs that completed contracts in the North Sea during the first half of 2023 due to lower activity in the region, certain rigs that were mobilizing or idle between contracts during 2023, and the sale of VALARIS 54 which operated in 2022. These decreases were partially offset by a $75.2 million increase due to higher average daily revenue earned.

Jackup contract drilling expense declined $21.5 million, or 4%, in 2023 as compared to 2022, primarily due to $49.2 million of lower costs for rigs that were idle or between contracts in 2023, and a $16.1 million decrease in operating costs for VALARIS 140 and VALARIS 141, which we started leasing to ARO in 2022. These decreases were partially offset by a $42.1 million increase in repair costs in 2023 primarily associated with maintenance performed during special periodic surveys.

Jackup depreciation expense increased $3.9 million, or 11%, in 2023 as compared to 2022, due to new assets placed in service for certain rigs that underwent capital upgrades, partially offset by VALARIS 54, which was sold in the second quarter of 2023.

ARO

The operating revenues of ARO reflect revenues earned under drilling contracts with Saudi Aramco for the ARO-owned jackup rigs and the rigs leased from us. Contract drilling expenses are inclusive of the bareboat charter fees for the rigs leased from us. See "Note 5 - Equity Method Investment in ARO" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on ARO and related arrangements.

Revenue increased $37.1 million, or 8%, in 2023 as compared to 2022, primarily due to a $29.2 million increase from VALARIS 140 and VALARIS 141, which were leased to ARO starting in 2022, and from Kingdom 1, a newbuild jackup rig, which commenced operations in the fourth quarter of 2023. Furthermore, there was a $24.3 million increase from higher average daily revenue earned by certain rigs. These increases were partially offset by $9.0 million decrease due to VALARIS 36 which operated in the prior year until the rig was sold in May 2022 and $7.8 million for certain rigs undergoing maintenance projects in 2023.

Contract drilling expense increased $24.1 million, or 7%, in 2023 as compared to 2022, primarily due to $13.8 million of incremental operating costs related to VALARIS 140, VALARIS 141 and Kingdom 1, $8.7 million from higher personnel cost and a $4.8 million increase in repair and maintenance costs. These increases were partially offset by $7.5 million decrease from VALARIS 36, which operated in prior year until it was sold in May 2022.

Other

Other revenues increased $18.1 million, or 11%, in 2023 as compared to 2022, primarily due to $12.5 million of higher revenues earned from lease agreements with ARO attributable to higher average daily revenue on certain leased rigs and $5.7 million from higher average daily revenue earned for our management services contracts.

Other Income (Expense), Net

The following table summarizes other income (expense), net, (in millions):

	Year Ended December 31,
	2023	2022
Interest income	$101.4	$65.5
Interest expense, net	(68.9)	(45.3)
Loss on debt extinguishment	(29.2)	—
Net gain on sale of property	28.6	141.2
Net foreign currency exchange gains (losses)	(3.5)	12.2
Net periodic pension and retiree medical income	0.9	16.4
Other, net	1.4	(2.3)
	$30.7	$187.7

Interest income increased by $35.9 million, or 55%, in 2023 as compared to 2022, primarily due to an increase of $33.3 million of interest income on cash equivalents due to a higher average balance during 2023 and a $19.2 million increase on interest income earned on our Notes Receivable from ARO attributable to higher interest rates in 2023, partially offset by non-cash interest income of $14.8 million recognized in the prior year on the partial principal repayment of our Notes Receivable from ARO in September 2022.

Interest expense, net increased by $23.6 million, or 52%, in 2023 as compared to 2022, primarily due to a higher principal debt balance in 2023.

We recognized a $29.2 million loss from the extinguishment of the First Lien Notes in 2023.

Net gains on the sale of property decreased by $112.6 million in 2023 as compared to 2022, primarily due $140.7 million of gains recognized in 2022 on the sales of VALARIS 113, VALARIS 114, VALARIS 36 and VALARIS 67 and additional proceeds received for two rigs sold in prior years as a result of post-sale conditions of those sale agreements. This decrease was partially offset by a $27.3 million pre-tax gain on sale of VALARIS 54 recognized in 2023.

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

Net foreign currency exchange losses of $3.5 million for 2023 primarily included losses of $3.0 million, $2.4 million and $1.6 million related to euros, Brazilian reals and Angolan kwanza, respectively, partially offset by a gain of $3.9 million from Nigerian naira. Net foreign currency exchange gains of $12.2 million for 2022 primarily included $7.2 million, $1.9 million and $1.7 million related to euros, Egyptian pounds and Norwegian kroner, respectively.

Net periodic pension and retiree medical income decreased by $15.5 million in 2023 as compared to 2022, primarily due to higher interest cost and lower expected return on plan assets attributed to an increase in discount rate.

Provision for Income Taxes

Valaris Limited is domiciled and resident in Bermuda. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-Bermuda subsidiaries is not subject to Bermuda taxation. Legacy Valaris was domiciled and resident in the U.K. The income of our non-U.K. subsidiaries was generally not subject to U.K. taxation.

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

Effective Tax Rate

During the years ended December 31, 2023 and 2022, we recorded an income tax benefit of $782.6 million and an income tax expense of $43.1 million, respectively. Our consolidated effective income tax rates during the same periods were (929.5)% and 19.2%, respectively. The tax benefit in 2023 includes a $799.5 million deferred tax benefit recognized in the fourth quarter of 2023 to reduce our valuation allowance due to the determination that sufficient positive evidence now exists to conclude that a portion of the allowance is no longer needed. During 2023, we also recognized tax benefits for the reduction of unrecognized tax benefit liabilities related to the lapse of statutes of limitations applicable to certain of our tax positions of $73.6 million and settlements reached with taxing authorities of $41.8 million. These benefits were partially offset by a $88.6 million increase in unrecognized tax benefit liabilities for tax positions taken during prior years, including $66.0 million recognized in the fourth quarter of 2023 related to tax assessments received from the Luxembourg tax authorities. See "Note 12 - Income Taxes" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

Our 2023 consolidated effective income tax rate includes discrete tax benefit of $42.0 million primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years including unrecognized tax benefits described above.

Our 2022 consolidated effective income tax rate includes $10.3 million associated with the impact of various discrete items, including a $17.2 million income tax benefit associated with changes in liabilities for unrecognized tax benefits and resolution of other prior period tax matters, offset primarily by tax expense attributable to income associated with a contract termination.

Excluding the impact of the aforementioned discrete tax items, our consolidated effective income rates for the years ended December 31, 2023 and 2022 were (872.3)% and 73.6%, respectively. The changes in our consolidated effective income tax rate excluding discrete tax items during the three-year period result primarily from changes in the relative components of our earnings from the various taxing jurisdictions in which our drilling rigs are operated and/or owned and differences in tax rates in such taxing jurisdictions.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns. Consistent with this strategy, we sold five jackup rigs during the two-year period ended December 31, 2023.

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

We sold the following rigs during the years ended December 31, 2023 and 2022 (in millions):

Rig	Date of Sale	Segment(1)	Net Proceeds	Net Book Value	Pre-tax Gain

Year Ended December 31, 2023
VALARIS 54	April 2023	Jackups	$28.2	$0.9	$27.3

Year Ended December 31, 2022
VALARIS 36	May 2022	Jackups	$8.8	$0.3	$8.5
VALARIS 113	April 2022	Jackups	62.0	2.0	60.0
VALARIS 114	April 2022	Jackups	62.0	2.0	60.0
VALARIS 67	March 2022	Jackups	5.0	3.0	2.0
			$137.8	$7.3	$130.5

(1)Classification denotes the location of the operating results and gain on sale for each rig in our Consolidated Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents, cash flows from operations and borrowings under the Credit Agreement. We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures from cash and cash equivalents, cash flows from operations as well as cash to be received from maturity of our Notes Receivable from ARO and from the distribution of earnings from ARO. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs. However, the Indenture, dated as of April 19, 2023 (the "Indenture"), and the Credit Agreement contain covenants that limit our ability to incur additional indebtedness.

Our cash and cash equivalents as of December 31, 2023 and 2022, were $620.5 million and $724.1 million, respectively. We have no debt principal payments due until 2030 and had $375.0 million available for borrowing, including up to $150.0 million for the issuance of letters of credit, under the Credit Agreement as of February 16, 2024. See "Note 8 - Debt" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on the Credit Agreement and 8.375% Second Lien Notes due 2030 (the "Second Lien Notes").

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

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$267.5	$127.0
Capital expenditures	$(696.1)	$(207.0)

During the year ended December 31, 2023, we generated $267.5 million from operating activities related primarily to higher margins, the collection of $45.9 million for certain tax receivables and other changes in working capital. Our primary uses of cash were $337.0 million for the purchase of the Newbuild Drillships and $359.1 million for maintenance and upgrades of our drilling rigs, including reactivations. Our other primary sources and uses of cash during 2023 resulted from the First Lien Note redemption, the corresponding Second Lien Notes issuance and our share repurchase program, which are each further discussed below.

During the year ended December 31, 2022, our other primary sources of cash were proceeds of $150.3 million for the disposition of assets and $40.0 million from the partial early repayment of the Notes Receivable from ARO. For the same period, our cash provided by operating activities of $127.0 million related primarily to improving margins and the collection of $54.8 million for certain tax receivables.

We continue to take a disciplined approach to reactivations with our stacked rigs, including the Newbuild Drillships, only reactivating them for opportunities that provide meaningful returns. Generally, most of the reactivation cost will be operating expenses, recognized in the income statement, related to de-preservation activities, including reinstalling key pieces of equipment and crew costs. Capital expenditures during reactivations include rig modifications, equipment overhauls and any customer required capital upgrades. Reactivation costs incurred for the Newbuild Drillships would be capitalized as such activities would be required to prepare the rigs for their intended use. We would generally expect to be compensated for any customer-specific enhancements.

The costs of future reactivations may increase relative to our initial reactivation projects due to rising costs of labor and materials, the depletion of spares from our initial reactivation projects and as the rigs we reactivate have been preservation stacked for longer periods of time. Future reactivations could be subject to further increases in the cost of labor and materials and could take longer due to increased lead times for parts and supplies.

Based on our current projections, we expect capital expenditures during 2024 to approximate $390.0 million to $430.0 million primarily relating to maintenance and upgrade projects, including rig reactivation and associated contract-specific capital expenditures. We expect to receive upfront payments from our customers of approximately $55.0 million relating to these projects. Depending on market conditions, contracting activity and future opportunities, we may reactivate additional rigs or make additional capital expenditures to upgrade rigs for customer requirements and acquire additional rigs.

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

In connection with our sustainability-related efforts, during 2023, we spent approximately $7.0 million and expect spend during 2024 to be comparable. Our sustainability initiatives will continue to require, among other actions, investment in systems and equipment and coordination with our customers.

Financing and Capital Resources

First Lien Notes

The First Lien Notes were redeemed on May 3, 2023 for an aggregate redemption price of approximately $571.8 million (excluding accrued and unpaid interest) with a portion of the net proceeds from the issuance of the Initial Second Lien Notes, as discussed below. See “Note 8 - Debt" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on the First Lien Notes.

Second Lien Notes

On April 19, 2023, the Company and Valaris Finance Company LLC (“Valaris Finance,” together, the "Issuers"), issued and sold $700.0 million aggregate principal amount of Second Lien Notes (the "Initial Second Lien Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Initial Second Lien Notes were issued at par for net proceeds of $681.4 million, after deducting the initial purchasers’ discount and offering expenses. A portion of the proceeds were used to fund the redemption of all of the outstanding First Lien Notes as discussed above.

Additionally, on August 21, 2023, the Issuers issued $400.0 million aggregate principal amount of additional Second Lien Notes (the "Additional Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Additional Notes were issued at 100.75% of par, plus accrued interest from April 19, 2023, for net proceeds of approximately $396.9 million after deducting the initial purchasers’ discount and estimated offering expenses, and excluding accrued interest received of $11.4 million. We used a portion of the proceeds to finance the purchase of the Newbuild Drillships as described above.

The Initial Second Lien Notes and the Additional Notes were issued under the Indenture and form a single series. The Second Lien Notes mature on April 30, 2030 and bear an interest rate of 8.375% per annum. Interest is payable semi-annually in arrears on April 30 and October 30 of each year. See “Note 8 - Debt" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on the Second Lien Notes.

Senior Secured Revolving Credit Agreement

On April 3, 2023, the Company entered into a senior secured revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for commitments permitting borrowings of up to $375.0 million (which may be increased, subject to the satisfaction of certain conditions and the agreement of lenders to provide such additional commitments, by an additional $200.0 million pursuant to the terms of the Credit Agreement) and includes a $150.0 million sublimit for the issuance of letters of credit. Valaris Finance and certain other subsidiaries of the Company (together with Valaris Finance, the “Guarantors”) guarantee the Company’s obligations under the Credit Agreement, and the lenders have a first priority lien on the assets securing the Credit Agreement. The commitments under the Credit Agreement became available to be borrowed on April 19, 2023. See “Note 8 - Debt" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on the Credit Agreement.

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

The following table summarizes the maturity schedule of our Notes Receivable from ARO as of December 31, 2023 (in millions):

Maturity Date	Principal Amount
October 2027	$225.0
October 2028	177.7
Total	$402.7

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2023 and the periods in which such obligations are due (in millions):

	Payments due by period
	2024	2025 and 2026	2027 and 2028	Thereafter	Total
Principal payments on long-term debt	$—	$—	$—	$1,100.0	$1,100.0
Interest payments on long-term debt	92.1	184.3	184.3	138.1	598.8
Operating leases	32.4	39.6	12.4	3.7	88.1
Total contractual obligations(1)	$124.5	$223.9	$196.7	$1,241.8	$1,786.9

(1)Contractual obligations do not include $224.0 million of unrecognized tax benefits, inclusive of interest and penalties, included on our Consolidated Balance Sheet as of December 31, 2023. We are unable to specify with certainty whether we would be required to and in which periods we may be obligated to settle such amounts.

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. In January 2020, ARO ordered the first two newbuild jackups and paid 25% of the purchase price from cash on hand. The first rig, Kingdom 1, was delivered in the fourth quarter 2023, and the second is expected to be delivered in the first half of 2024. In October 2023, ARO entered into a $359.0 million term loan to finance the remaining newbuild payments due upon delivery and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. The term loan bears interest based on the three-month Secured Overnight Financing Rate (SOFR) plus a margin ranging from 1.25% to 1.4%. Our Notes Receivable from ARO are subordinated and junior in right of payment to ARO’s term loan.

ARO is expected to commit to orders for two additional newbuild jackups in the near term and intends for these newly ordered jackup rigs to be financed out of cash on hand or from operations or funds available from third-party financing. In the event ARO has insufficient cash or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Beginning with the delivery of the second newbuild, each partner's commitment shall be reduced by the lesser of the actual cost of each newbuild rig or $250.0 million, on a proportionate basis. See "Note 5 - Equity Method Investment in ARO" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on ARO.

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of December 31, 2023, we were contingently liable for an aggregate amount of $128.8 million under outstanding letters of credit which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of December 31, 2023, we had collateral deposits in the amount of $12.6 million with respect to these agreements.

The following table summarizes our other commitments as of December 31, 2023 (in millions):

	Commitment expiration by period
	2024	2025 and 2026	2027 and 2028	Thereafter	Total
Letters of credit	$116.8	$—	$12.0	$—	$128.8
Tax Assessments

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR 117.0 (approximately $26.0 million converted at current period-end exchange rates), including a late payment penalty. Based on this development, we may be required to pay the full amount to further contest the assessment. We have not recorded a liability for uncertain tax positions as of December 31, 2023, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed, and will vigorously contest this assessment.

In December 2023, one of our Luxembourg subsidiaries received tax assessments for fiscal years 2019, 2020, 2021 and 2023 and a demand of payment from the Luxembourg tax authorities for an aggregate of approximately €115.0 million (approximately $127.0 million converted at current period-end exchange rates), including interest. In February 2024, we subsequently received notice from the Luxembourg tax authorities reducing the amount attributable to the 2023 payment demand by approximately €55.0 million resulting in a revised aggregate tax demand of approximately €60.0 million. We have recorded a liability for uncertain tax positions of approximately €60.0 million (approximately $66.0 million converted at current period-end exchange rates) in the fourth quarter of 2023 related to the assessments for the 2019-2021 tax years. We are vigorously contesting these assessments, including the validity and amount; however, the outcome of such challenges and related administrative proceedings and appeals cannot be predicted with certainty. An unfavorable outcome could result in a material impact on our financial position, operating results and cash flows.

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million (approximately $69.0 million converted at current period-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29.0 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have an $18.8 million liability for uncertain tax positions relating to these assessments as of December 31, 2023. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

See "Note 12 - Income Taxes" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on these tax assessments.

Share Repurchase Program

In 2022, our board of directors authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding Common Shares. In April 2023, the board of directors authorized an increase of this amount to $300.0 million and in February 2024, they authorized a further increase to $600.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and is subject to compliance with applicable covenants and restrictions under our financing agreements. Common Shares may be repurchased under the repurchase program in open market purchases, private-negotiated purchases, through block trades, by effecting a tender offer, by way of accelerated share repurchase transactions or other derivative transactions, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. The manner, timing, pricing and amount of any repurchases are subject to our discretion and may be based upon a number of factors, including market conditions, our earnings, capital requirements, financial conditions, available cash resources and competing uses for cash that may arise in the future, debt agreement restrictions other factors. During the year ended December 31, 2023, we repurchased 3.0 million shares at an aggregate cost of $200.0 million, exclusive of fees incurred, at an average price of $66.77.

Effects of Climate Change and Climate Change Regulation

GHG emissions have increasingly become the subject of international, national, regional, state and local attention. The United States reentered the Paris Agreement in February 2021. Further, in November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. It is expected that new executive orders, regulatory action, and/or legislation targeting GHG emissions, or prohibiting, restricting, or delaying oil and gas development activities in certain areas, will be proposed and/or promulgated. For example, the current presidential administration has issued multiple executive orders pertaining to environmental regulations and climate change, including the (1) Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis (“EO 13990”) and (2) Executive Order on Tackling the Climate Crisis at Home and Abroad (“EO 14008”). EO 13990 established an interagency working group to recommend methods for agencies to incorporate the “social cost of carbon” into regulatory analyses and directed the EPA to review various environmental regulations for consistency with the policies and goals set forth in EO 13990. EO 14008 announced a moratorium on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices, established climate change as a primary foreign policy and national security consideration and affirmed that achieving net-zero GHG emissions by or before mid-century is a critical priority. Ongoing legal challenges have slowed or halted the implementation of such executive orders, and the full impact of these federal actions, or any other future restrictions or prohibitions, remains unclear.

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

Future legislation or regulation of GHG emissions could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation in the jurisdictions in which we operate. Depending on the particular program, we, or our customers, could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. It is uncertain whether any of these initiatives will be implemented and what the impact of such initiatives would have on our financial condition, operating results and cash flows.

MARKET RISK

Interest Rate Risk

Our outstanding debt at December 31, 2023 consisted of our $1.1 billion aggregate principal amount of Second Lien Notes. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates impacting the fair value of the debt.

Our Credit Agreement provides for commitments permitting borrowings of up to $375.0 million at December 31, 2023. As the interest rates for such borrowings are at variable rates, we are subject to interest rate risk. However, as of December 31, 2023, we had no outstanding borrowings under the Credit Agreement.

Our Notes Receivable from ARO historically accrued interest based on a one-year LIBOR rate. Effective December 2023, the Notes Receivable from ARO bear interest based on the one-year term SOFR rate, set as of the end of the year prior to the year applicable, plus 2.10%. As the Notes Receivable from ARO bear interest on the applicable SOFR rate determined at the end of the preceding year, the rate governing our interest income in 2024 has already been determined. A hypothetical 1% decrease to SOFR would decrease interest income for the year ended December 31, 2024 by $4.0 million based on the principal amount outstanding at December 31, 2023 of $402.7 million.

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

Property and Equipment

Concurrent with our emergence from bankruptcy, we applied fresh start accounting and adjusted the carrying value of our drilling rigs to estimated fair value. See "Note 3 - Fresh Start Accounting" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for more information. As of December 31, 2023, the carrying value of our property and equipment totaled $1.6 billion, which represented 38% of total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate our estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

Our fleet of 18 floater rigs represented 62% of the gross cost and 63% of the net carrying amount of our depreciable property and equipment as of December 31, 2023. Our fleet of 35 jackup rigs represented 34% of the gross cost and 33% of the net carrying amount of our depreciable property and equipment as of December 31, 2023.

Income Taxes

We conduct operations and earn income in numerous countries and are subject to the laws of numerous tax jurisdictions. As of December 31, 2023, our Consolidated Balance Sheet included a $825.2 million net deferred income tax asset, a $36.6 million liability for income taxes currently payable and a $224.0 million liability for unrecognized tax benefits, inclusive of interest and penalties.

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

Pension and Other Postretirement Benefits

Our pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, annual compensation increases, mortality rates and other factors. Key assumptions at December 31, 2023, included (1) a weighted average discount rate of 4.97% to determine pension benefit obligations, (2) a weighted average discount rate of 5.21% to determine net periodic pension cost and (3) an expected long-term rate of return on pension plan assets of 7.10% to determine net periodic pension cost. The assumed discount rate is based upon the average yield for either Moody’s or Standard & Poor's Aa-rated corporate bonds, and the rate of return assumption reflects a probability distribution of expected long-term returns that is weighted based upon plan asset allocations.

Using our key assumptions at December 31, 2023, a one-percentage-point decrease in the assumed discount rate would increase our recorded pension and other postretirement benefit liabilities by approximately $60.1 million, while a one-percentage-point decrease (increase) in the expected long-term rate of return on plan assets would increase (decrease) annual net benefits cost by approximately $4.4 million. To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plans’ other asset classes, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the plan, which decreased to 6.88% at December 31, 2023 from 7.10% at December 31, 2022. See "Note 11 - Pension and Other Post Retirement Benefits" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information on our pension and other postretirement benefit plans.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements, has issued an audit report on our internal control over financial reporting. KPMG LLP's audit report on our internal control over financial reporting is included herein.

February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Valaris Limited:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Valaris Limited and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2023 and for the period from May 1, 2021 to December 31, 2021 (Successor periods) and for the period from January 1, 2021 to April 30, 2021 (Predecessor period), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for Successor and Predecessor periods, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis of Presentation

As discussed in Note 1 to the consolidated financial statements, on March 3, 2021, the Bankruptcy Court for the Southern District of Texas entered an order confirming the Company’s plan for reorganization under Chapter 11, which became effective on April 30, 2021. Accordingly, the accompanying consolidated financial statements as of December 31, 2023 and 2022 and for the Successor periods have been prepared in conformity with Accounting Standards Codification 852, Reorganization, with the Company’s assets, liabilities, and capital structure having carrying amounts not comparable to prior years.

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

Income tax positions pertaining to certain tax transactions

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company evaluated the income tax effect of certain transactions which often requires local country tax expertise and judgment. This requires the Company to interpret complex tax laws in multiple jurisdictions to assess whether its tax positions have a more than 50 percent likelihood of being sustained with the taxing authorities.

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

Realizability of certain deferred tax assets

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company recognizes a valuation allowance for deferred tax assets if, based on the weight of all available evidence, it is more-likely-than-not that the benefit from the deferred tax asset will not be realized. The realization of deferred tax assets is dependent upon generating sufficient taxable income during future periods in the jurisdictions it operates. As of December 31, 2023, the Company had recorded a valuation allowance of $4.2 billion on deferred tax assets. During the year ended December 31, 2023, the Company released $799.5 million of the valuation allowance recognized related to deferred tax assets.

We identified the evaluation of the realizability of certain deferred tax assets as a critical audit matter. A high degree of subjective auditor judgment was required due to (1) the significant judgment made by the Company in assessing the ability to realize the deferred tax assets and whether a valuation allowance was necessary considering the availability of forecasted income and (2) the subjective nature of the sources of possible future income used in the Company's assessment and the key assumptions used in the estimation of such future income, specifically forecasted revenue, contract drilling expenses and shore-based expenses.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's process to assess the realizability of certain deferred tax assets, including controls over the key assumptions used in the determination of forecasted income. We evaluated available positive and negative evidence used in the Company's assessment of whether certain deferred tax assets were more like than not to be realized in the future. We evaluated the reasonableness of the revenue, contract drilling expenses and shore-based expenses assumptions used in determining forecasted income for consistency with historical amounts, economic trends and industry data. We involved tax professionals with specialized skills and knowledge, who assisted in the application of tax laws in the performance of these procedures.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Valaris Limited:

Opinion on Internal Control Over Financial Reporting
We have audited Valaris Limited and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2023 and for the period from May 1, 2021 to December 31, 2021 (Successor periods) and for the period from January 1, 2021 to April 30, 2021 (Predecessor period), and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Houston, Texas
February 22, 2024

VALARIS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021	Four Months Ended April 30, 2021
OPERATING REVENUES	$1,784.2	$1,602.5	$835.0	$397.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1,543.6	1,383.2	724.1	343.8
Loss on impairment	—	34.5	—	756.5
Depreciation	101.1	91.2	66.1	159.6
General and administrative	99.3	80.9	58.2	30.7
Total operating expenses	1,744.0	1,589.8	848.4	1,290.6
EQUITY IN EARNINGS OF ARO	13.3	24.5	6.1	3.1
OPERATING INCOME (LOSS)	53.5	37.2	(7.3)	(890.1)
OTHER INCOME (EXPENSE)
Interest income	101.4	65.5	28.5	3.6
Interest expense, net (Unrecognized contractual interest expense for debt subject to compromise was $132.9 million for the four months ended April 30, 2021)	(68.9)	(45.3)	(31.0)	(2.4)
Reorganization items, net	—	(2.4)	(15.5)	(3,584.6)
Other, net	(1.8)	169.9	38.1	25.9
	30.7	187.7	20.1	(3,557.5)
INCOME (LOSS) BEFORE INCOME TAXES	84.2	224.9	12.8	(4,447.6)
PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax expense	3.8	35.2	57.7	34.4
Deferred income tax expense (benefit)	(786.4)	7.9	(21.3)	(18.2)
	(782.6)	43.1	36.4	16.2
NET INCOME (LOSS)	866.8	181.8	(23.6)	(4,463.8)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.4)	(5.3)	(3.8)	(3.2)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$865.4	$176.5	$(27.4)	$(4,467.0)
EARNINGS (LOSS) PER SHARE
Basic	$11.68	$2.35	$(0.37)	$(22.38)
Diluted	$11.51	$2.33	$(0.37)	$(22.38)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	74.1	75.1	75.0	199.6
Diluted	75.2	75.6	75.0	199.6

The accompanying notes are an integral part of these consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021	Four Months Ended April 30, 2021
NET INCOME (LOSS)	$866.8	$181.8	$(23.6)	$(4,463.8)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income (loss)	10.8	23.8	(9.1)	0.1
Reclassification of net gains on derivative instruments from other comprehensive loss into net loss	—	—	—	(5.6)
Other	(0.3)	—	—	—
NET OTHER COMPREHENSIVE INCOME (LOSS)	10.5	23.8	(9.1)	(5.5)
COMPREHENSIVE INCOME (LOSS)	877.3	205.6	(32.7)	(4,469.3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.4)	(5.3)	(3.8)	(3.2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$875.9	$200.3	$(36.5)	$(4,472.5)

The accompanying notes are an integral part of these consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$620.5	$724.1
Restricted cash	15.2	24.4
Accounts receivable, net	459.3	449.1
Other current assets	177.2	148.6
Total current assets	1,272.2	1,346.2
PROPERTY AND EQUIPMENT, AT COST	1,889.0	1,134.5
Less accumulated depreciation	255.2	157.3
Property and equipment, net	1,633.8	977.2
LONG-TERM NOTES RECEIVABLE FROM ARO	282.3	254.0
INVESTMENT IN ARO	124.4	111.1
DEFERRED TAX ASSETS	855.1	55.1
OTHER ASSETS	154.4	116.7
	$4,322.2	$2,860.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$400.1	$256.5
Accrued liabilities and other	344.2	247.9
Total current liabilities	744.3	504.4
LONG-TERM DEBT	1,079.3	542.4
DEFERRED TAX LIABILITIES	29.9	16.1
OTHER LIABILITIES	471.7	499.5
Total liabilities	2,325.2	1,562.4
COMMITMENTS AND CONTINGENCIES
VALARIS SHAREHOLDERS' EQUITY
Common shares, $0.01 par value, 700.0 shares authorized, 75.4 and 75.2 shares issued, 72.4 and 75.2 shares outstanding as of December 31, 2023 and 2022, respectively	0.8	0.8
Preference shares, $0.01 par value, 150.0 shares authorized, no shares issued as of December 31, 2023 and 2022	—	—
Stock warrants	16.4	16.4
Additional paid-in capital	1,119.8	1,097.9
Retained earnings	1,025.5	160.1
Accumulated other comprehensive income	25.2	14.7
Treasury shares, at cost, 3.0 million shares as of December 31, 2023	(200.1)	—
Total Valaris shareholders' equity	1,987.6	1,289.9
NONCONTROLLING INTERESTS	9.4	8.0
Total equity	1,997.0	1,297.9
	$4,322.2	$2,860.3

The accompanying notes are an integral part of these consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021	Four Months Ended April 30, 2021
OPERATING ACTIVITIES
Net income (loss)	$866.8	$181.8	$(23.6)	$(4,463.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(786.4)	7.9	(21.3)	(18.2)
Depreciation expense	101.1	91.2	66.1	159.6
Loss on extinguishment of debt	29.2	—	—	—
Net gain on sale of property	(28.6)	(141.2)	(21.2)	(6.0)
Accretion of discount on notes receivable from ARO	(28.3)	(44.9)	(20.8)	—
Share-based compensation expense	27.3	17.4	4.3	4.8
Equity in earnings of ARO	(13.3)	(24.5)	(6.1)	(3.1)
Net periodic pension and retiree medical income	(0.9)	(16.4)	(8.7)	(5.4)
Loss on impairment	—	34.5	—	756.5
Non-cash reorganization items, net	—	—	—	3,487.3
Changes in deferred costs	(26.1)	(38.8)	(34.7)	22.2
Changes in contract liabilities	4.9	62.4	20.8	(36.2)
Other	6.7	8.3	1.6	7.8
Changes in operating assets and liabilities	121.8	(6.6)	20.0	77.1
Contributions to pension plans and other post-retirement benefits	(6.7)	(4.1)	(2.7)	(22.5)
Net cash provided by (used in) operating activities	267.5	127.0	(26.3)	(39.9)
INVESTING ACTIVITIES
Additions to property and equipment	(696.1)	(207.0)	(50.2)	(8.7)
Net proceeds from disposition of assets	30.3	150.3	25.1	30.1
Purchases of short-term investments	—	(220.0)	—	—
Maturities of short-term investments	—	220.0	—	—
Repayment of note receivable from ARO	—	40.0	—	—
Net cash provided by (used in) investing activities	(665.8)	(16.7)	(25.1)	21.4
FINANCING ACTIVITIES
Issuance of Second Lien Notes	1,103.0	—	—	—
Redemption of First Lien Notes	(571.8)	—	—	—
Payments for share repurchases	(198.6)	—	—	—
Debt issuance costs	(38.6)	—	—	(1.4)
Payments for tax withholdings for share-based awards	(5.4)	(2.5)	—	—
Consent solicitation fees	—	(3.9)	—	—
Issuance of First Lien Notes	—	—	—	520.0
Payments to Predecessor creditors	—	—	—	(129.9)
Other	(3.1)	—	—	—
Net cash provided by (used in) financing activities	285.5	(6.4)	—	388.7
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(112.8)	103.9	(51.4)	370.2
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	748.5	644.6	696.0	325.8
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$635.7	$748.5	$644.6	$696.0
The accompanying notes are an integral part of these consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. We own the world's largest offshore drilling rig fleet, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet. We currently own 53 rigs, including 13 drillships, four dynamically positioned semisubmersible rigs, one moored semisubmersible rig, 35 jackup rigs and a 50% equity interest in Saudi Aramco Rowan Offshore Drilling Company ("ARO"), our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional eight rigs.

Our customers include many of the leading international and government-owned oil and gas companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies with global operations. The markets in which we operate include the Gulf of Mexico, South America, the North Sea, the Middle East, Africa and Asia Pacific.

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

Foreign Currency Remeasurement and Translation

Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues and expenses are denominated in U.S. dollars; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Most transaction gains and losses are included in Other, net, in our Consolidated Statements of Operations.  Certain gains and losses from the translation of foreign currency balances of our non-U.S. dollar functional currency subsidiaries are included in Accumulated other comprehensive income on our Consolidated Balance Sheet. Net foreign currency exchange loss was $3.5 million, and gains were $12.2 million, $8.1 million and $13.4 million, and were included in Other, net, in our Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, eight months ended December 31, 2021 (Successor), and four months ended April 30, 2021 (Predecessor), respectively.

Cash Equivalents and Short-Term Investments

Highly liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents. Highly liquid investments with maturities of greater than three months but less than one year at the date of purchase are classified as short-term investments.

There were no short-term investments as of December 31, 2023 and 2022. Cash flows from purchases and maturities of short-term investments were classified as investing activities in our Consolidated Statements of Cash Flows for the year ended December 31, 2022. To mitigate our credit risk, our investments in time deposits have historically been diversified across multiple, high-quality financial institutions.

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

We recorded pre-tax, non-cash impairment losses related to long-lived assets of $34.5 million and $756.5 million, in the year ended December 31, 2022 (Successor) and the four months ended April 30, 2021 (Predecessor), respectively. See "Note 7 - Property and Equipment" for additional information on our impairment charges.

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

We operate in certain jurisdictions where tax laws relating to the offshore drilling industry are not well developed and change frequently. Furthermore, we may enter into transactions with affiliates or employ other tax planning strategies that generally are subject to complex tax regulations. As a result of the foregoing, the tax liabilities and assets we recognize in our financial statements may differ from the tax positions taken, or expected to be taken, in our tax returns. Our tax positions are evaluated for recognition as unrecognized tax benefits using a more-likely-than-not threshold, and those requiring recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to income taxes are included in Current income tax expense in our Consolidated Statements of Operations.

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

Share-Based Compensation

We sponsor share-based compensation plans that provide equity compensation to our key employees, officers and non-employee directors. Our 2021 Management Incentive Plan (the “MIP”) allows our board of directors to authorize equity-based grants to be settled in cash, shares or a combination of shares and cash. Compensation expense for time-based equity awards to be settled in shares is measured at fair value on the date of grant and recognized on a straight-line basis over the requisite service period (usually the vesting period). Compensation expense for performance awards is recognized over the requisite service period using the accelerated method and is reduced for forfeited awards in the period in which the forfeitures occur. For our performance awards that cliff vest and require the employee to render service through the vesting date, even though attainment of performance objectives might be earlier, our expense under the accelerated method would be a ratable expense over the vesting period. Equity settled performance awards generally vest at the end of a three-year measurement period based on attainment of performance goals. The estimated probable outcome of attainment of the specified performance goals is based primarily on relative performance over the requisite performance period. Any subsequent changes in this estimate as it relates to performance objectives are recognized as a cumulative adjustment to compensation cost in the period in which the change in estimate occurs, except in the case of objectives based on a market condition, such as our stock price. Compensation cost for awards based on a market performance objective is recognized as long as the requisite service period is completed and will not be reversed even if the market-based objective is never satisfied. Any adjustments to the compensation cost recognized in our Consolidated Statements of Operations for awards that are forfeited are recognized in the period in which the forfeitures occur. See "Note 10 - Share Based Compensation" for additional information on our share-based compensation.

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

Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our Consolidated Balance Sheet, and net income attributable to noncontrolling interests is presented separately in our Consolidated Statements of Operations. All income attributable to noncontrolling interest was from continuing operations.

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

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the years ended December 31, 2023 and 2022, eight months ended December 31, 2021 (Successor), and four months ended April 30, 2021 (Predecessor) (in millions):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021	Four Months Ended April 30, 2021
Income (loss) attributable to our shares	$865.4	$176.5	$(27.4)	$(4,467.0)
Weighted average shares outstanding:
Basic	74.1	75.1	75.0	199.6
Effect of stock equivalents	1.1	0.5	—	—
Diluted	75.2	75.6	75.0	199.6

Anti-dilutive share awards totaling 147,000 and 192,000 were excluded from the computation of diluted EPS for the year ended December 31, 2023 and 2022 (Successor), respectively.

Due to the net loss position, anti-dilutive shares totaling 600,000 and 300,000, for the eight months ended December 31, 2021 (Successor) and the four months ended April 30, 2021 (Predecessor), respectively, were excluded from the computation of diluted EPS.
We have 5,470,950 Warrants outstanding as of December 31, 2023 which are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders. These Warrants are anti-dilutive for all periods presented for the Successor.

The Predecessor previously had convertible senior notes due 2024 (the "2024 Convertible Notes") for which we had the option to settle in cash, shares or a combination thereof for the aggregate amount due upon conversion. On the Effective Date, pursuant to the plan of reorganization, all outstanding obligations under the 2024 Convertible Notes were cancelled and the holders thereunder received the treatment as set forth in the plan of reorganization. However, if the Legacy Valaris average share price had exceeded the exchange price during a respective predecessor reporting period, an assumed number of shares required to settle the conversion obligation in excess of the principal amount would have been included in our denominator for the computation of diluted EPS using the treasury stock method. The Legacy Valaris average share price did not exceed the exchange price during the four months ended April 30, 2021 (Predecessor).

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

Reference Rate Reform - In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("Update 2020-04"), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in Update 2020-04 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The provisions in Update 2020-04 were effective upon issuance and could be applied prospectively to contract modifications made through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022, to December 31, 2024. Our long-term notes receivable from ARO (the "Notes Receivable from ARO"), has generated interest income on a LIBOR-based rate since inception of the note. In 2023, we amended the terms of the Notes Receivable from ARO whereby beginning in 2024, interest income is calculated on a Secured Overnight Financing Rate ("SOFR") based rate. The application of Update 2020-04 and ASU No. 2022-06 on this contract modification and the change in reference rates did not have a material impact on our consolidated financial statements.

Accounting pronouncements to be adopted

Improvements to Reportable Segment Disclosures - In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("Update 2023-07"), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in Update 2023-07 require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented, and early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

Improvements to Income Tax Disclosures - In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("Update 2023-09"), which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in Update 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. Update 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied on a prospective basis, with an option to apply the guidance retrospectively. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

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

•Obligations under Legacy Valaris' outstanding senior notes (the "Senior Notes") were cancelled and the related indentures were cancelled, except to the limited extent expressly set forth in the plan of reorganization and the holders thereunder received the treatment as set forth in the plan of reorganization;

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

Management Incentive Plan

In accordance with the plan of reorganization, Valaris Limited adopted the 2021 Management Incentive Plan (the “MIP”) as of the Effective Date and authorized and reserved 9.0 million Common Shares for issuance pursuant to equity incentive awards to be granted under the MIP, which may be in the form of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and cash awards or any combination thereof. See "Note 10 - Share Based Compensation" for more information on awards granted under the MIP after the Effective date.

Liabilities Subject to Compromise

Prior to the Effective Date, liabilities subject to compromise were comprised primarily of the aggregate balance of our pre-petition Senior Notes of $6.5 billion, amounts drawn under the Revolving Credit Facility as of the Petition Date of $581.0 million and the corresponding unpaid accrued interest as of the Petition Date of $203.5 million.

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

Reorganization Items

Expenditures, gains and losses that are realized or incurred by the Debtors as of or subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are reported as Reorganization items, net in our Consolidated Statements of Operations for the year ended December 31, 2022, eight months ended December 31, 2021 (Successor) and four months ended April 30, 2021 (Predecessor). These costs include legal and other professional advisory service fees pertaining to the Chapter 11 Cases and the effects of the emergence from bankruptcy, including the application of fresh start accounting.

The components of reorganization items, net were as follows (in millions):

	Successor		Predecessor
	Year Ended December 31, 2022	Eight Months Ended December 31, 2021	Four Months Ended April 30, 2021
Professional fees	$2.4	$17.2	$93.4
Contract items	—	(1.7)	3.9
Reorganization items (fees)	2.4	15.5	97.3

Contract items	—	—	0.5
Backstop premium	—	—	30.0
Gain on settlement of liabilities subject to compromise	—	—	(6,139.0)
Issuance of Common Shares for backstop premium	—	—	29.1
Issuance of Common Shares to the Shipyard	—	—	5.4
Write-off of unrecognized share-based compensation expense	—	—	16.0
Impact of newbuild contract amendments	—	—	350.7
Loss on fresh start adjustments	—	—	9,194.6
Reorganization items (non-cash)	—	—	3,487.3

Total reorganization items, net	$2.4	$15.5	$3,584.6

Reorganization items (fees) paid	$2.4	$14.7	$59.0
Reorganization items (fees) unpaid	$—	$0.8	$38.3

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

Property, Plant and Equipment

The valuation of the Company’s drilling rigs was estimated by using an income approach or estimated sales price. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including, in the case of an income approach, assumptions regarding future day rates, utilization, operating costs, reactivation costs and capital requirements. In developing these assumptions, forecasted day rates and utilization took into account current market conditions and our anticipated business outlook. The cash flows were discounted at our weighted average cost of capital, which was derived from a blend of our after-tax cost of debt and our cost of equity and computed using public share price information for similar offshore drilling market participants, certain U.S. Treasury rates and certain risk premiums specific to the Company.

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

Pensions

Our pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, annual compensation increases, mortality rates and other factors. Upon emergence, our pension and other postretirement plans were remeasured as of the Effective Date. Key assumptions at the Effective Date included (1) a weighted average discount rate of 2.81% to determine pension benefit obligations and (2) an expected long-term rate of return on pension plan assets of 6.03% to determine net periodic pension cost.

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
$327.4

(b)    Restricted cash

Reflects the reorganization adjustment to record the transfer of cash for payment of certain professional fees to restricted cash, which were held in escrow until billings from professionals were received and reconciled at which time the funds in the account were released.

(c)    Other current asset

Reflects certain prepayments incurred upon emergence.

(d)    Property and Equipment, net

Reflects the reorganization adjustment to remove $417.6 million of work-in-process related to the Newbuild Drillships. These values were removed from property and equipment, net, based on the terms of the amended agreements with the Shipyard. As a result of the option to take delivery, we removed the historical work-in-process balances from the balance sheet.

(e)    Other assets

Represents the reorganization adjustments (in millions):

Liquidation of rabbi trust related to certain employee benefits	$(17.6)
Elimination of right-of-use asset associated with Newbuild Drillships	(5.5)
Fair value of options to purchase Newbuild Drillships	13.1
$(10.0)

Our supplemental executive retirement plans are non-qualified plans that provided eligible employees an opportunity to defer a portion of their compensation for use after retirement. The plans were frozen to the entry of new participants in 2019 and to future compensation deferrals as of January 1, 2020. Upon emergence, assets previously held in a rabbi trust maintained for the plan were liquidated and the plan was amended.

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
$(12.4)

In accordance with the amended agreement with the Shipyard, our leases were terminated and we eliminated the historical lease liability associated with the berthing locations of Newbuild Drillships. Accrued post-petition holding costs were also eliminated as a result of the amendments made effective upon emergence. Additionally, reorganization adjustments to accrued liabilities and other includes an amount primarily related to payment of professional fees incurred prior to emergence.

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
$(55.2)

The reorganization adjustments to other liabilities primarily relate to the elimination of construction contract intangible liabilities associated with the Newbuild Drillships. These construction contract intangible liabilities were recorded in purchase accounting for the original contracting entity. As the amended contract was structured as an option whereby we had the right, not the obligation to take delivery of the rigs, there was no longer an intangible liability associated with the contracts.

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

(m)    Successor stock warrants

On the Effective Date and pursuant to the plan of reorganization, Valaris Limited issued an aggregate of 5.6 million Warrants exercisable for up to an aggregate of 5.6 million Common Shares to former holders of Legacy Valaris' equity interests. The fair value of the Warrants as of the Effective Date was $16.4 million.

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

The fresh start adjustment for the elimination of historical deferred contract drilling expenses primarily relates to deferred mobilization costs, deferred contract preparation costs and deferred certification costs. Costs incurred for mobilization and contract preparation prior to the commencement of drilling services are deferred and subsequently amortized over the term of the related drilling contract. Additionally, we must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. These deferred costs had no future economic benefit and were eliminated from the fresh start financial statements.

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

The fresh start adjustment to record the estimated fair value of contracts with customers represents the intangible assets recognized for firm customer contracts in place at the Effective Date that have favorable contract terms as compared to current market day rates for comparable drilling rigs. The various factors considered in the adjustment were (1) the contracted day rate for each contract, (2) the remaining term of each contract, (3) the rig class and (4) the market conditions for each respective rig class at the emergence date. The intangible assets are computed based on the present value of the difference in cash inflows over the remaining contract term as compared to a hypothetical contract with the same remaining term at an estimated current market day rate using a risk-adjusted discount rate and an estimated effective income tax rate. This balance was amortized to operating revenues over the respective remaining contract terms on a straight-line basis.

The fresh start adjustment to right-of-use assets reflects the remeasuring of our operating leases as of the emergence date. Certain operating leases had unfavorable terms as of the emergence date, and as a result the right-of-use asset for such leases did not equal the lease liability upon emergence.

The fresh start adjustment to eliminate historical deferred contract drilling expenses reflects the noncurrent portion of historical deferred contract drilling expenses described in (o) above as well as the elimination of customer contract intangibles previously recorded in purchase accounting for a 2019 transaction.

The fresh start adjustments to eliminate other deferred costs reflect non-operational deferred costs that had no future economic benefit.

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

The fresh start adjustment to eliminate historical deferred revenues is primarily related to amounts previously received for the reimbursement for capital upgrades, upfront contract deferral fees and mobilization. Such amounts are deferred and subsequently amortized over the term of the related drilling contract. The deferred revenue did not represent any future performance obligations and was therefore eliminated as a fresh start accounting adjustment.

The fresh start adjustment to record the estimated fair value of contracts with customers reflects the intangible liabilities recognized for firm customer contracts in place at the Effective Date that have unfavorable contract terms as compared to current market day rates for comparable drilling rigs. The various factors considered in the adjustment and computation of the intangible liabilities are described in (s) above. This balance was amortized to operating revenues over the respective remaining contract terms on a straight-line basis.

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

4.  REVENUE FROM CONTRACTS WITH CUSTOMERS

Under our drilling contracts with customers, we provide a drilling rig and drilling services, including rig crews, on a day rate basis. We receive a daily rate that may vary between the full rate and zero rate throughout the duration of the contractual term, depending on the operations of the rig. We also may receive lump-sum fees or similar compensation generally for the mobilization, demobilization and capital upgrades of our rigs. Our customers bear substantially all of the costs of constructing the well and supporting drilling operations, as well as the economic risk relative to the success of the well.

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

The amount estimated for variable consideration is only recognized as revenue to the extent that it is probable that a significant reversal will not occur during the contract term. We have applied the optional exemption afforded in ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," and have not disclosed the variable consideration related to our estimated future day rate revenues. The remaining duration of our drilling contracts based on those in place as of December 31, 2023 was between approximately 1 month and 5 years.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	December 31, 2023	December 31, 2022
Current contract assets	$1.5	$4.6
Noncurrent contract assets	$4.5	$0.7
Current contract liabilities (deferred revenue)	$116.2	$78.0
Noncurrent contract liabilities (deferred revenue)	$37.6	$41.0

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2021	$0.3	$56.6
Revenue recognized in advance of right to bill customer	9.2	—
Increase due to revenue deferred during the period	—	156.7
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(41.1)
Decrease due to amortization of deferred revenue that was added during the period	—	(47.1)
Decrease due to transfer to receivables and payables during the period	(4.2)	(6.1)
Balance as of December 31, 2022	5.3	119.0
Revenue recognized in advance of right to bill customer	8.4	—
Increase due to revenue deferred during the period	—	162.9
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(73.1)
Decrease due to amortization of deferred revenue that was added during the period	—	(46.5)
Decrease due to transfer to receivables and payables during the period	(7.7)	(8.5)
Balance as of December 31, 2023	$6.0	$153.8

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Demobilization costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred. Deferred contract costs are included in Other current assets and Other assets on our Consolidated Balance Sheets and totaled $85.1 million and $57.3 million as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, and eight months ended December 31, 2021 (Successor), amortization of such costs totaled $92.9 million, $61.7 million and $22.0 million, respectively. During the four months ended April 30, 2021 (Predecessor), amortization of such costs totaled $7.6 million.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs are included in Other current assets and Other assets on our Consolidated Balance Sheets and totaled $14.5 million and $16.2 million as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, and eight months ended December 31, 2021 (Successor), amortization of such costs totaled $12.7 million, $4.7 million and $0.7 million, respectively. During the four months ended April 30, 2021 (Predecessor), amortization of these costs totaled $3.1 million.

Future Amortization of Contract Liabilities and Deferred Costs

Our contract liabilities and deferred costs are amortized on a straight-line basis over the contract term or corresponding certification period to Operating revenues and Contract drilling expense, respectively, with the exception of the contract liabilities related to our bareboat charter arrangements with ARO which would not be contractually payable until the end of the lease term or termination, if sooner. See "Note 5 - Equity Method Investment in ARO" for additional information on ARO and related arrangements. The table below reflects the expected future amortization of our contract liabilities and deferred costs recorded as of December 31, 2023. In the case of our contract liabilities related to our bareboat charter arrangements with ARO, the contract liability is not amortized and as such, the amount is reflected in the table below at the end of the current lease term.

	(In millions)
	2024	2025	2026	2027 & Thereafter	Total
Amortization of contract liabilities	$116.2	$24.7	$12.1	$0.8	$153.8
Amortization of deferred costs	$75.3	$15.9	$8.1	$0.3	$99.6

5. EQUITY METHOD INVESTMENT IN ARO

Background

ARO is a 50/50 unconsolidated joint venture between the Company and Saudi Aramco that owns and operates offshore drilling rigs in Saudi Arabia. As of December 31, 2023, ARO owned eight jackup rigs, had ordered one newbuild jackup rigs and leased eight rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO. At December 31, 2023, the leased rigs were operating under three-year drilling contracts, or related extensions, with Saudi Aramco. The eight rigs owned by ARO are currently operating under contracts with Saudi Aramco, each with a minimum aggregate contract term of 15 years, provided that the rigs meet the technical and operational requirements of Saudi Aramco.

The shareholder agreement governing the joint venture (the "Shareholder Agreement") specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The first two newbuild jackups were ordered in January 2020, the first of which, Kingdom 1, was delivered and commenced operations in the fourth quarter of 2023, and the second is expected to be delivered in the first half of 2024. ARO is expected to commit to orders for two additional newbuild jackups in the near term. In connection with these plans, we have a potential obligation to fund ARO for newbuild jackup rigs. See “Note 13 Commitments and Contingencies" for additional information.

The joint venture partners agreed in the Shareholder Agreement that Saudi Aramco, as a customer, will provide drilling contracts to ARO in connection with the acquisition of the newbuild rigs. The initial contracts provided by Saudi Aramco for each of the newbuild rigs will be for an eight-year term. The day rate for the initial contracts for each newbuild rig is determined using a pricing mechanism that targets a six-year payback period for construction costs on an EBITDA basis. The initial eight-year contracts will be followed by a minimum of another eight years of term, re-priced in three-year intervals based on a market pricing mechanism.

Summarized Financial Information

The operating revenues of ARO presented below reflect revenues earned under drilling contracts with Saudi Aramco for the ARO-owned jackup rigs as well as the rigs leased from us. Contract drilling expense is inclusive of the bareboat charter fees for the rigs leased from us. See additional discussion below regarding these related-party transactions.

Summarized financial information for ARO is as follows (in millions):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenues	$496.6	$459.5	$470.6
Operating expenses
Contract drilling (exclusive of depreciation)	365.9	341.8	362.3
Depreciation	65.9	63.4	65.2
General and administrative	22.2	18.7	17.8
Operating income	42.6	35.6	25.3
Other expense, net	31.8	11.1	13.4
Provision for income taxes	8.3	3.8	7.9
Net income	$2.5	$20.7	$4.0

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$92.9	$176.2
Other current assets	184.0	140.6
Non-current assets	1,081.0	818.1
Total assets	$1,357.9	$1,134.9

Current liabilities	$136.0	$86.3
Non-current liabilities	1,056.8	884.6
Total liabilities	$1,192.8	$970.9

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

We have an equity method investment in ARO that was recorded at its estimated fair value at both the Effective Date and also on the date of our 2019 transaction where we acquired the subsidiary that held the joint venture interest. We computed the difference between the fair value of ARO's net assets and the carrying value of those net assets in ARO's U.S. GAAP financial statements ("basis differences") on each of these dates. These basis differences primarily related to ARO's long-lived assets and the recognition of intangible assets associated with certain of ARO's drilling contracts that were determined to have favorable terms relative to market terms as of the measurement dates.

Basis differences are amortized over the remaining life of the assets or liabilities to which they relate and are recognized as an adjustment to the Equity in earnings of ARO in our Consolidated Statements of Operations. The amortization of those basis differences is combined with our 50% interest in ARO's net income. A reconciliation of those components is presented below (in millions):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021	Four Months Ended April 30, 2021
50% interest in ARO net income (loss)	$1.3	$10.4	$(4.0)	$6.0
Amortization of basis differences	12.0	14.1	10.1	(2.9)
Equity in earnings of ARO	$13.3	$24.5	$6.1	$3.1

Related-Party Transactions

During the years ended December 31, 2023 and 2022, and eight months ended December 31, 2021 (Successor) and four months ended April 30, 2021 (Predecessor), revenues recognized by us related to the Lease Agreements were $69.2 million, $56.7 million, $35.4 million and $21.7 million, respectively.

Our balances related to the Lease Agreements were as follows (in millions):

	December 31, 2023	December 31, 2022
Amounts receivable (1)	$10.2	$12.0
Contract liabilities(2)	$15.9	$16.7
Accounts payable(2)	$57.7	$43.2

(1)Amounts receivable from ARO is included in Accounts receivable, net in our Condensed Consolidated Balance Sheets.
(2)The per day bareboat charter amount in the Lease Agreements is subject to adjustment based on actual performance of the respective rig and therefore, the corresponding contract liabilities are subject to adjustment during the lease term. Upon completion of the lease term, such amounts become a payable to or a receivable from ARO.

During 2017 and 2018, the Company contributed assets to ARO in exchange for the 10-year Notes Receivable from ARO, and as amended in December 2023, bear interest based on a one-year term SOFR, set as of the end of the year prior to the year applicable, plus 2.10%. The Notes Receivable from ARO were adjusted to the estimated fair value as of the Effective Date and the resulting discount to the principal amount is being amortized using the effective interest method to interest income over the remaining terms of the notes.

The principal amount and discount of the Notes Receivable from ARO were as follows (in millions):

	December 31, 2023	December 31, 2022
Principal amount	$402.7	$402.7
Discount	(120.4)	(148.7)
Carrying value	$282.3	$254.0

We collected our 2023 and 2022 interest on the Notes Receivable from ARO from ARO in cash prior to December 31, 2023 and 2022, respectively, and as such, there was no interest receivable for the Notes Receivable from ARO as of December 31, 2023 and 2022.

Interest income earned on the Notes Receivable from ARO was as follows (in millions):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021	Four Months Ended April 30, 2021
Interest income	$30.5	$11.3	$7.0	$3.5
Non-cash amortization (1)	28.3	44.9	20.8	—
Total interest income on the Notes Receivable from ARO	$58.8	$56.2	$27.8	$3.5

(1)Represents the amortization of the discount on the Notes Receivable from ARO using the effective interest method to interest income over the term of the notes. In 2022, we recognized non-cash interest income of $14.8 million attributable to a $40.0 million early principal repayment of the Notes Receivable from ARO received in September 2022.

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

	December 31, 2023	December 31, 2022
Total assets	$417.1	$377.8
Less: total liabilities	73.6	59.9
Maximum exposure to loss	$343.5	$317.9

6.  FAIR VALUE MEASUREMENTS

The carrying values and estimated fair values of certain of our financial instruments were as follows (in millions):

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Second Lien Notes (1)	$1,079.3	$1,126.1	$—	$—
First Lien Notes (1)	—	—	542.4	545.9
Long-term debt	$1,079.3	$1,126.1	$542.4	$545.9
Long-term notes receivable from ARO (2)	$282.3	$423.5	$254.0	$336.7

(1)The estimated fair value of the 8.375% Senior Secured Second Lien Notes due 2030 (the "Second Lien Notes") and Senior Secured First Lien Notes due 2028 (the "First Lien Notes"), which were discharged in full on April 3, 2023, were determined using quoted market prices, which are level 1 inputs.

(2)The estimated fair value of our Notes Receivable from ARO was estimated using an income approach to value the forecasted cash flows attributed to the Notes Receivable from ARO using a discount rate based on a comparable yield with a country-specific risk premium, which are considered to be level 2 inputs.

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of December 31, 2023 and 2022.

7.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in millions):

	December 31, 2023	December 31, 2022
Drilling rigs and equipment	$1,312.5	$1,036.5
Work-in-progress (1)	537.0	59.8
Other	39.5	38.2
	$1,889.0	$1,134.5

(1)Work-in-progress as of December 31, 2023 includes the Newbuild Drillships, which were purchased for approximately $337.0 million, and a $13.1 million asset representing the fair value of the corresponding purchase option and embedded put option which was reclassified from Other assets upon purchase of the rigs. In December 2023, when the Company exercised its options to purchase the Newbuild Drillships, the corresponding put options expired and the Shipyard retained the Common shares issued to them in the plan of reorganization. See "Note 3 - Fresh Start Accounting" for additional information about these options.

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

Assets sold

While taking into account certain restrictions on the sales of assets under our Indenture dated as of April 19, 2023 (the "Indenture”), as part of our strategy, we may act opportunistically from time to time to monetize assets to enhance stakeholder value and improve our liquidity profile, in addition to reducing holding costs by selling or disposing of lower-specification or non-core rigs. Gains recognized on sales of assets are included in Other, net on the Consolidated Statements of Operations.

Successor

During the year ended December 31, 2023 (Successor), we recognized a pre-tax gain of $27.3 million for the sale of VALARIS 54.

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

8.  DEBT

First Lien Notes

On the Effective Date, in accordance with the plan of reorganization and Backstop Commitment Agreement, dated August 18, 2020, the Company consummated the rights offering of the First Lien Notes and associated Common Shares in an aggregate principal amount of $550.0 million.

The First Lien Notes were scheduled to mature on April 30, 2028 and accrued interest, at our option, at a rate of: (1) 8.25% per annum, payable in cash; (2) 10.25% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be paid in kind; or (3) 12% per annum, with the entirety of such interest to be paid in kind. Interest was due semi-annually in arrears on May 1 and November 1 of each year and was computed on the basis of a 360-day year of twelve 30-day months.

The Company incurred $5.2 million in issuance costs in 2021 associated with the First Lien Notes. In August 2022, the Company completed a consent solicitation pursuant to which the Company amended the indenture that governed the First Lien Notes to (1) implement a consolidated net income builder basket for restricted payments, increase the general basket for restricted payments from $100.0 million to $175.0 million and make other incremental changes to the Company’s restricted payments capacity and (2) increase the general basket for investments from the greater of $100.0 million and 4.0% of total assets to the greater of $175.0 million and 6.5% of total assets. The Company incurred $3.9 million of costs in connection with the consent solicitation, comprised of a consent fee paid to consenting holders and professional fees. These costs along with the issuance costs incurred in 2021 were amortized into interest expense over the term of the First Lien Notes using the effective interest method.

On April 3, 2023, the Company issued a notice of conditional redemption to the holders of the First Lien Notes at a redemption price equal to 104.0% of the aggregate $550.0 million principal amount of the First Lien Notes plus accrued and unpaid interest to, but not including, the redemption date (the “Redemption Price”). On April 19, 2023, in connection with the issuance of our Second Lien Notes, as discussed below, the Company discharged its obligations under the indenture governing the First Lien Notes and deposited the Redemption Price with Wilmington Savings Fund Society, as trustee under such indenture. The First Lien Notes were redeemed on May 3, 2023 for an aggregate redemption price of $571.8 million (excluding accrued and unpaid interest) with a portion of the net proceeds from the issuance of the Initial Second Lien Notes, as discussed below. We accounted for the redemption as an extinguishment of debt and recognized a corresponding loss of $29.2 million, which is included in our Condensed Consolidated Statements of Operations for the year ended December 31, 2023.

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

The Initial Second Lien Notes and the Additional Notes (together, the "Second Lien Notes") were issued under the Indenture, and mature on April 30, 2030. The Second Lien Notes bear an interest rate of 8.375% per annum with an effective interest rate of 8.76%. Interest is payable semi-annually in arrears on April 30 and October 30 of each year, beginning on October 30, 2023. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Guarantors and by each of the Company’s future restricted subsidiaries (other than Valaris Finance) that guarantees any debt of the Issuers or any guarantor under certain future debt in an aggregate principal amount in excess of a certain amount. The Second Lien Notes and the related guarantees are secured on a second-priority basis by the Collateral (as defined below).

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

The Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of certain of its subsidiaries to: (i) incur additional debt and issue certain preferred stock; (ii) incur or create liens; (iii) make certain distributions, investments and other restricted payments; (iv) sell or otherwise dispose of certain assets; (v) engage in certain transactions with affiliates; and (vi) merge, consolidate, amalgamate or sell, transfer, lease or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to important exceptions and qualifications. In addition, many of these covenants will be suspended with respect to the Second Lien Notes during any time that the Second Lien Notes have investment grade ratings from at least two rating agencies and no default with respect to the Second Lien Notes has occurred and is continuing. As of December 31, 2023, we were in compliance with our covenants under the Indenture.

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

As of December 31, 2023, we were in compliance in all material respects with our covenants under the Credit Agreement. We had no amounts outstanding under the Credit Agreement as of December 31, 2023.

Interest Expense

Interest expense totaled $68.9 million for the year ended December 31, 2023 (Successor) which was net of capitalized interest of $5.6 million for capital projects. Interest expense totaled $45.3 million for the year ended December 31, 2022 (Successor) which was net of capitalized interest of $1.2 million for capital projects. Interest expense totaled $31.0 million and $2.4 million for the eight months ended December 31, 2021 (Successor) and the four months ended April 30, 2021 (Predecessor), respectively.

Amortization of debt premium and issuance costs was $5.0 million, $1.0 million and $0.5 million for the years ended December 31, 2023 and 2022, and eight months ended December 31, 2021 (Successor), respectively.

9.  SHAREHOLDERS' EQUITY

Activity in our various shareholders' equity accounts for the years ended December 31, 2023 and 2022, eight months ended December 31, 2021 (Successor), and four months ended April 30, 2021 (Predecessor) were as follows (in millions):

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings (Deficit)	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2020 (Predecessor)	206.1	$82.6	$8,639.9	$—	$(4,183.8)	$(87.9)	$(76.2)	$(4.3)
Net income (loss)	—	—	—	—	(4,467.0)	—	—	3.2
Shares issued under share-based compensation plans, net	—	—	(0.7)	—	—	—	0.7	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	0.1	—	—
Share-based compensation cost	—	—	4.8	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(5.6)	—	—
Cancellation of Predecessor equity	(206.1)	(82.6)	(8,644.0)	—	8,650.8	93.4	75.5	—
Issuance of Successor Common Shares and Warrants	75.0	0.8	1,078.7	16.4	—	—	—	—
BALANCE, April 30, 2021 (Predecessor)	75.0	$0.8	$1,078.7	$16.4	$—	$—	$—	$(1.1)

BALANCE, May 1, 2021 (Successor)	75.0	$0.8	$1,078.7	$16.4	$—	$—	$—	$(1.1)
Adjustment to unrecognized tax benefits	—	—	—	—	11.0	—	—	—
Net income (loss)	—	—	—	—	(27.4)	—	—	3.8
Net changes in pension and other postretirement benefits	—	—	—	—	—	(9.1)	—	—
Share-based compensation cost	—	—	4.3	—	—	—	—	—
BALANCE, December 31, 2021 (Successor)	75.0	$0.8	$1,083.0	$16.4	$(16.4)	$(9.1)	$—	$2.7
Net income	—	—	—	—	176.5	—	—	5.3
Share-based compensation cost	—	—	17.4		—	—	—	—
Shares issued under share-based compensation plans, net	0.2	—	—	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	23.8	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(2.5)	—	—	—	—	—
BALANCE, December 31, 2022 (Successor)	75.2	$0.8	$1,097.9	$16.4	$160.1	$14.7	$—	$8.0
Net income	—	—	—	—	865.4	—	—	1.4
Share-based compensation cost	—	—	27.3	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.2	—	—	—	—	—	—	—
Repurchase of Common Shares	—	—	—	—	—	—	(200.1)	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	10.8	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(5.4)	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(0.3)	—	—
BALANCE, December 31, 2023 (Successor)	75.4	$0.8	$1,119.8	$16.4	$1,025.5	$25.2	$(200.1)	$9.4

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

Management Incentive Plan

In accordance with the plan of reorganization, Valaris Limited adopted the MIP as of the Effective Date and authorized and reserved 9.0 million Common Shares for issuance pursuant to equity incentive awards to be granted under the MIP. See "Note 10 - Share Based Compensation" for information on equity awards granted under the MIP subsequent to the Effective Date.

Share Repurchase Program

In 2022, our board of directors authorized a share repurchase program under which we may purchase up to $100.0 million of our outstanding Common Shares. In April 2023, the board of directors authorized an increase of this amount to $300.0 million and in February 2024, they authorized a further increase to $600.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and is subject to compliance with applicable covenants and restrictions under our financing agreements. During the year ended December 31, 2023, we repurchased 3.0 million shares at an aggregate cost of $200.0 million, exclusive of fees, at an average price of $66.77. There were no share repurchases during the year ended December 31, 2022.

10.  SHARE BASED COMPENSATION

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

Valaris Limited adopted the MIP as of the Effective Date and authorized and reserved 9.0 million Common Shares for issuance pursuant to equity incentive awards to be granted under the MIP, which may be in the form of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and cash awards or any combination thereof. As of December 31, 2023, there were 6.8 million shares available for issuance under the MIP.

Successor Awards

Time-Based Share Awards

Under the Company's MIP, time-based restricted stock unit awards have been granted to certain employees and senior officers which generally vest ratably over a three-year period from the date of grant. The grant-date fair value per share for these time-based restricted stock awards is equal to the closing price of the Company's stock on the grant date. For senior officers, delivery of the shares underlying certain vested restricted stock unit awards is deferred until the third anniversary of the date of grant.

Non-employee directors received a one-time grant of time-based restricted awards upon our emergence from the Chapter 11 Cases which vest ratably over a three-year period from the date of grant. Additionally, non-employee directors receive an annual grant of time-based restricted awards which vest in full on the earlier of the first anniversary of the grant date or the next annual meeting of shareholders following the grant. Non-employee directors are permitted to elect to receive deferred share awards which can be settled and delivered on the six-month anniversary following the termination of the director's service or a specific pre-determined date.

Our time-based share awards do not have voting or participating rights as the dividend equivalent provided for in the award agreement is forfeitable (except in certain limited circumstances) and further our debt agreements limit our ability to pay dividends and none have been declared. Compensation expense for share awards is measured at fair value on the date of grant and recognized on a straight-line basis over the requisite service period (usually the vesting period). Our compensation cost is reduced for forfeited awards in the period in which the forfeitures occur.

The following table summarizes Successor time-based share award compensation expense recognized (in millions):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021
Contract drilling	$6.8	$3.9	$1.6
General and administrative	9.0	6.8	2.0
	15.8	10.7	3.6
Tax benefit	(1.6)	(0.9)	(0.2)
Total	$14.2	$9.8	$3.4

As of December 31, 2023, there was $23.2 million of total estimated unrecognized compensation cost related to time-based share awards, which has a weighted-average remaining vesting period of 1.3 years.

The following tables summarizes the value of Successor time-based share awards granted and vested:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021
Weighted-average grant date fair value of share awards granted (per share)	$63.22	$45.39	$26.07
Total fair value of share awards vested during the period (in millions) (1)	$25.2	$12.8	$—

(1)No share awards vested during the eight months ended December 31, 2021 (Successor).

The following table summarizes time-based share awards activity for the year ended December 31, 2023 (Successor) (shares in thousands):

	Share Awards
	Awards	Weighted-Average Grant Date Fair Value
Share awards as of December 31, 2022	861	$33.54
Granted	295	$63.22
Vested(1)	(366)	$32.89
Forfeited	(32)	$36.68
Share awards as of December 31, 2023	758	$45.29

(1)The vested share awards include 65,882 awards with a weighted average grant date fair value of $35.40 per share, for which delivery of the shares is deferred until the third anniversary of the date of grant. As of December 31, 2023, these awards had a weighted average remaining contractual life of 0.6 years and a total fair value of $4.5 million.

Performance Awards

Under the Company's MIP, performance awards may be issued to our senior officers. Performance awards generally vest at the end of a three-year measurement period based on attainment of performance goals.

The performance awards granted in 2021 and 2022 are based on three performance goals and subject to achievement of those performance goals based on (a) designated share price hurdles whereby our closing stock price must equal or exceed certain market price targets for ninety consecutive trading days (the "Share Price Objective"); (b) relative return on capital employed ("ROCE") as compared to a specified peer group, all as defined in the award agreements (the "ROCE Objective"), and (c) specified strategic goals as established by the Compensation Committee of the board of directors (the "Strategic Goal Objective" and together with the ROCE Objective, the "Performance-Based Objectives"). These awards are payable in equity following a three-year performance period and subject to attainment of such objectives ranging from 0% to 150% of target performance under such objectives.

The performance awards granted in 2023 include awards which are subject to the achievement of goals based on our absolute total shareholder return and our total shareholder return relative to a specified peer group (the "TSR Objectives" and together with the Share Price Objective, the "Market-Based Objectives"). These awards are payable in equity at a range from 0% to 200% of target performance following a three-year performance period. Also, in 2023, incremental awards based on the Strategic Goal Objective were granted.

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

The fair value of the performance awards granted during the years ended December 31, 2023 and 2022, and eight months ended December 31, 2021 (Successor) are measured on the date of grant. The grant-date fair value per unit for the portion of the performance awards related to Performance-Based Objectives was equal to the closing price of the Company's stock on the grant date. The portion of these awards that were based on the Company's achievement of Market-based Objectives were valued at the date of grant using a Monte Carlo simulation with the following weighted average assumptions for the grants made over the years ended December 31, 2023 and 2022, and eight months ended December 31, 2021 (Successor):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021
Expected price volatility	60%	61%	61%
Expected dividend yield	—	—	—
Risk-free interest rate	4.32%	3.49%	0.73%

The expected price volatility assumption is estimated using market data for certain peer companies during periods in which our own trading history is limited. As our trading history increases, it will bear greater weight in determining our expected price volatility assumption.

The weighted average grant-date fair value of performance awards granted during the years ended December 31, 2023 and 2022, and eight months ended December 31, 2021 (Successor) was $62.09, $38.08 and $15.93, respectively.

The following table summarizes the performance award activity for the year ended December 31, 2023 (Successor) (shares in thousands):

	Awards(2)	Weighted Average Grant Date Fair Value Price(2)
Balance as of December 31, 2022	767	$21.77
Granted - Market-Based Objectives(1)	98	$59.28
Granted - Performance-Based Objectives(1)	29	$71.63
Total Granted	127	$62.09

Balance as of December 31, 2023	894	$27.49

(1)The number of awards granted reflects the shares that would be granted if the target level of performance were to be achieved. The number of shares actually issued after considering forfeitures may range from zero to 239,000.
(2)There were no forfeited or vested shares for the year ended December 31, 2023 (Successor).

During the years ended December 31, 2023 and 2022, and eight months ended December 31, 2021 (Successor), we recognized of $11.7 million, $6.7 million and $0.7 million of compensation expense for performance awards, respectively, which was included in General and administrative expense in our Consolidated Statements of Operations.

As of December 31, 2023, there was $10.1 million of total estimated unrecognized compensation cost related to performance awards, which has a weighted-average remaining vesting period of 1.2 years.

Predecessor Awards

Time-Based Share Awards and Cash-Settled Awards

The Predecessor granted share awards and share units (collectively "share awards") and share units to be settled in cash ("cash-settled awards"), which generally vested at a rate of 33% per year. Additionally, non-employee directors were permitted to elect to receive deferred share awards. Deferred share awards vested at the earlier of the first anniversary of the grant date or the next annual meeting of shareholders following the grant but were not to be settled until the director terminated service from the board of directors. Deferred share awards were to be settled in cash, shares or a combination thereof at the discretion of the compensation committee.

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

During the four months ended April 30, 2021 (Predecessor) we recognized $4.8 million of compensation expense for these awards, of which $2.4 million was included in Contract drilling expense and $2.4 million was included in General and administrative expense in our Consolidated Statements of Operations. As discussed above, in accordance with the plan of reorganization, the unvested awards of employees, senior executive officers and non-employee directors remaining on the Effective Date were cancelled for no consideration.

Share Appreciation Rights

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

11.  PENSION AND OTHER POST-RETIREMENT BENEFITS

We have defined-benefit pension plans and post-retirement health and life insurance plans that provide benefits upon retirement for certain full-time employees. The defined-benefit pension plans include: (1) a pension plan which was amended in 2018 to freeze any future benefit accrual whereby eligible employees no longer receive pay credits in the plan and newly hired employees are not eligible to participate; and (2) supplemental executive retirement plans, which are also frozen, that provided eligible employees an opportunity to defer a portion of their compensation for use after retirement. Additionally, we have frozen retiree life and medical supplemental plans which provide post-retirement health and life insurance benefits.

The following table presents the changes in benefit obligations and plan assets for the years ended December 31, 2023 and 2022 and the funded status and weighted-average assumptions used to determine the benefit obligation at the measurement date (dollars in millions):

	Year Ended December 31,
	2023			2022
	Pension Benefits	Other Benefits	Total	Pension Benefits	Other Benefits	Total
Projected benefit obligation:
BALANCE at the beginning of the period	$611.5	$11.6	$623.1	$827.9	$15.6	$843.5
Interest cost	30.6	0.6	31.2	22.0	0.4	22.4
Actuarial loss (gain)	6.1	(0.4)	5.7	(191.0)	(3.8)	(194.8)
Plan settlements	—	—	—	(1.4)	—	(1.4)
Benefits paid	(41.7)	(0.8)	(42.5)	(46.0)	(0.6)	(46.6)
BALANCE at the end of the period	$606.5	$11.0	$617.5	$611.5	$11.6	$623.1

Plan assets
Fair value, at the beginning of the period	$458.5	$—	$458.5	$634.6	$—	$634.6
Actual return	48.5	—	48.5	(132.2)	—	(132.2)
Employer contributions	5.9	—	5.9	3.5	—	3.5
Plan settlements	—	—	—	(1.4)	—	(1.4)
Benefits paid	(41.7)	—	(41.7)	(46.0)	—	(46.0)
Fair value, at the end of the period	$471.2	$—	$471.2	$458.5	$—	$458.5
Net benefit liabilities	$135.3	$11.0	$146.3	$153.0	$11.6	$164.6

Amounts recognized in Consolidated Balance Sheet:
Accrued liabilities	$(3.6)	$(1.1)	$(4.7)	$(3.7)	$(1.1)	$(4.8)
Other liabilities (long-term)	(131.7)	(9.9)	(141.6)	(149.3)	(10.5)	(159.8)
Net benefit liabilities	$(135.3)	$(11.0)	$(146.3)	$(153.0)	$(11.6)	$(164.6)

Accumulated contributions less than net periodic benefit cost	$(152.9)	$(18.9)	$(171.8)	$(159.8)	$(19.5)	$(179.3)

Amounts not yet reflected in net periodic benefit cost:
Actuarial loss	17.8	7.9	25.7	7.0	7.9	14.9
Prior service cost	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Total accumulated other comprehensive income	$17.6	$7.9	$25.5	$6.8	$7.9	$14.7
Net benefit liabilities	$(135.3)	$(11.0)	$(146.3)	$(153.0)	$(11.6)	$(164.6)

Weighted-average assumptions:
Discount rate	4.97%	5.00%		5.21%	5.30%
Cash balance interest credit rate	3.26%	N/A		3.23%	N/A

The projected benefit obligations for pension benefits in the preceding table reflect the actuarial present value of benefits accrued based on services rendered to date assuming the actual or assumed expected date of separation for retirement.

The accumulated benefit obligation, which is presented below for all plans in the aggregate at December 31, 2023 and 2022, is based on services rendered to date, but exclude the effect of future salary increases (in millions):

	2023	2022
Accumulated benefit obligation	$617.5	$623.1

The components of net periodic pension, retiree medical income and the weighted-average assumptions used to determine net periodic pension and retiree medical income were as follows (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021	Four Months Ended April 30, 2021
Interest cost	$31.2	$22.4	$15.6	$6.6
Expected return on plan assets	(31.4)	(38.3)	(24.7)	(12.1)
Amortization of net (gain) loss	(0.7)	(0.1)	—	0.1
Settlement (gain) loss recognized (1)	—	(0.4)	0.4	—
Net periodic pension and retiree medical income (2)	$(0.9)	$(16.4)	$(8.7)	$(5.4)
Discount rate	5.21%	2.73%	2.84%	2.30%
Expected return on assets	7.10%	6.26%	6.03%	6.03%
Cash balance interest credit rate	3.23%	3.05%	2.94%	2.94%

(1)    Settlement accounting is necessary when actual lump sums paid during a fiscal year exceed the sum of the service cost and interest cost for the year. During the year ended December 31, 2022 and eight months ended December 31, 2021 (Successor), the settlement threshold was reached for certain of our pension plans and we recognized a corresponding settlement (gain) loss in our Consolidated Statements of Operations.
(2) All components of Net periodic pension and retiree medical income are included in Other, net, in our Consolidated Statements of Operations.

The American Rescue Plan Act of 2021, which was passed in March 2021, provided funding relief for U.S. qualified pension plans which lowered our pension contribution requirements for the years ended December 31, 2023 and 2022. We currently expect to contribute approximately $23.7 million to our pension plans and to directly pay other post-retirement benefits of approximately $1.2 million in 2024. These amounts represent the minimum contributions we are required to make under relevant statutes. We do not expect to make contributions in excess of the minimum required amounts.

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

Target allocations among asset categories and the fair value of each category of plan assets as of December 31, 2023 and 2022, are presented below. The plans will reallocate assets in accordance with the allocation targets, after giving consideration to the expected level of cash required to pay current benefits and plan expenses (dollars in millions):

		December 31, 2023	December 31, 2022
	Target range (1)	Total	Total
Equities:
U.S. equity:	23.9% to 33.9%
U.S. large cap		$105.5	$99.4
U.S. small/mid cap		28.7	25.4
Global Low Volatility Equity	3.4% to 13.4%	38.5	38.0
Non-U.S. equity:	19.7% to 29.7%
International all cap		51.3	50.7
International small cap		23.1	22.4
Emerging markets		39.3	39.7
Real estate equities	3% to 13%	40.4	49.0
Fixed income:	25% to 35%
Long-term corporate bonds		46.6	45.3
U.S. Treasury STRIPS		93.0	83.7
Cash and equivalents	$0 - $5.0	4.8	4.9
Total		$471.2	$458.5

(1)Our investment policy only sets allocation target ranges for general asset classes and not specific investment types.

All of our investments, other than cash and cash equivalents, are measured at fair value using the net asset value per share (or its equivalent) practical expedient and therefore are not categorized in the fair value hierarchy. Cash and cash equivalents are considered Level 1 as they were valued at cost, which approximates fair value.

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

To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plan's other asset classes and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the plan, which decreased to 6.88% at December 31, 2023 from 7.10% at December 31, 2022.

Estimated future annual benefit payments from plan assets are presented below. Such amounts are based on existing benefit formulas and include the effect of future service (in millions):

	Pension Benefits	Other Post-Retirement Benefits
Year ended December 31,
2024	$42.4	$1.2
2025	41.2	1.0
2026	40.7	0.9
2027	40.4	0.9
2028	40.1	0.8
2029 through 2033	193.0	3.7
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

Except for the period August 1, 2020, to December 31, 2021 where employer contributions were temporarily suspended in light of the then current economic environment, we generally make matching cash contributions to the plans. These matching contributions were reinstated effective January 1, 2022 whereby 100% of the amount contributed by the employee was matched up to a maximum of 4% of eligible salary, and increased effective January 1, 2023 whereby employee contributions are now matched up to a maximum of 5%. These matching contributions totaled $8.0 million and $4.7 million for the years ended December 31, 2023 and 2022 (Successor), respectively.

12.  INCOME TAXES

We generated profits of $30.7 million $39.7 million, $253.4 million and $373.1 million before income taxes in the U.S. for the years ended December 31, 2023 and 2022, eight months ended December 31, 2021 (Successor), and four months ended April 30, 2021 (Predecessor), respectively. We generated profits of $53.5 million and $185.2 million, and losses of $240.6 million and $4.8 billion before income taxes in non-U.S. jurisdictions for the years ended December 31, 2023 and 2022, eight months ended December 31, 2021 (Successor), and four months ended April 30, 2021 (Predecessor), respectively.

The components of our provision for income taxes are summarized as follows (in millions):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021	Four Months Ended April 30, 2021
Current income tax expense (benefit):
U.S.	$(30.3)	$12.4	$5.5	$—
Non-U.S.	34.1	22.8	52.2	34.4
	3.8	35.2	57.7	34.4
Deferred income tax expense (benefit):
U.S.	1.9	8.5	(6.6)	—
Non-U.S.	(788.3)	(0.6)	(14.7)	(18.2)
	(786.4)	7.9	(21.3)	(18.2)
Total income tax expense (benefit)	$(782.6)	$43.1	$36.4	$16.2

Deferred Taxes

The components of deferred income tax assets and liabilities are summarized as follows (in millions):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$3,308.9	$3,028.7
Property and equipment	1,535.1	1,454.8
Interest limitation carryforwards	123.4	193.4
Foreign tax credits	44.7	60.7
Employee benefits, including share-based compensation	41.6	43.1
Premiums on long-term debt	6.0	8.1
Other	14.4	20.1
Valuation allowance	(4,192.4)	(4,720.3)
Total deferred tax assets	881.7	88.6
Deferred tax liabilities	(26.8)	(19.4)
Net deferred tax asset	$854.9	$69.2

The realization of substantially all of our deferred tax assets is dependent upon generating sufficient taxable income during future periods in various jurisdictions in which we operate. We rely on projected taxable income from both current and future drilling contracts for the recognition of deferred tax assets. Realization of certain of our deferred tax assets is not assured. We recognize a valuation allowance for deferred tax assets when it is more-likely-than-not that the benefit from the deferred tax asset will not be realized. The amount of deferred tax assets considered realizable could increase or decrease in the near-term if our estimates of future taxable income change.

As of December 31, 2023, we had gross deferred tax assets of $3.3 billion relating to $14.2 billion of net operating loss ("NOL") carryforwards, $44.7 million of U.S. foreign tax credits (“FTCs”), and $123.4 million of U.S., Luxembourg and U.K. interest limitation carryforwards, which can be used to reduce our income taxes payable in future years. NOL carryforwards, which were generated in various jurisdictions worldwide, include $13.2 billion that do not expire and $1.0 billion that will expire, if not utilized, between 2024 and 2040. Deferred tax assets for NOL carryforwards as of December 31, 2023 include $2.4 billion, $607.5 million, $88.6 million, and $78.0 million pertaining to NOL carryforwards in Luxembourg, the United States, Switzerland, and the U.K., respectively. The U.S. FTCs expire between 2024 and 2026. Interest limitation carryforwards generally do not expire. Additionally, as a result of our emergence from bankruptcy, the utilization of certain U.S. deferred tax assets including, but not limited to, NOL carryforwards, FTCs, and interest limitation carryforwards is limited to $0.5 million annually.

We had a $4.2 billion and a $4.7 billion valuation allowance as of December 31, 2023 and 2022, respectively, on deferred tax assets relating to those assets for which we are not more likely than not to realize due to the inability to generate sufficient taxable income in the period prior to expiration and/or of the character necessary to use the benefit of the deferred tax assets. During the years ended December 31, 2023 and 2022, and eight months ended December 31, 2021 (Successor), we recognized a deferred tax benefit of $802.9 million, a deferred tax expense of $1.5 million and a deferred tax benefit of $9.8 million, respectively, associated with changes in deferred tax asset valuation allowances. The deferred tax benefit in 2023 primarily relates to a $799.5 million reduction of our valuation allowance recognized in the fourth quarter of 2023 due changes in the balance of relevant positive and negative evidence considered when assessing the realization of our deferred tax assets in certain operating jurisdictions. After considering the balance of evidence, which included historical financial results, projected earnings, contract backlog, day rates and market outlook, we determined that sufficient positive evidence exists to conclude that this portion of the valuation allowance on deferred tax assets is no longer needed. This reduction in our valuation allowance was partially offset by a net increase of $275.0 million in 2023, primarily relating to deferred tax asset activity during the year attributable to NOLs and future deductible temporary differences for which we are not more than likely not to realize. We intend to continue maintaining a valuation allowance on a substantial portion of our deferred tax assets until there is sufficient evidence to support a reversal of such allowances. The timing and amount of future valuation allowance reductions are subject to future levels of contracting and profitability achieved.

Effective Tax Rate

Valaris Limited is domiciled and resident in Bermuda. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-Bermuda subsidiaries is not subject to Bermuda taxation. Legacy Valaris was domiciled and resident in the U.K. The income of our non-U.K. subsidiaries was generally not subject to U.K. taxation.

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

Our consolidated effective income tax rate for the years ended December 31, 2023 and 2022, eight months ended December 31, 2021 (Successor), and four months ended April 30, 2021 (Predecessor), respectively, differs from the Bermuda and U.K. statutory income tax rates as follows:

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021	Four Months Ended April 30, 2021
Bermuda (Successor)/ U.K. (Predecessor) statutory income tax rate	—%	—%	—%	19.0%
Non-Bermuda (Successor) taxes	74.0	22.8	376.0	—
Valuation allowance	(953.6)	0.6	(119.5)	(1.8)
Resolution of prior year items	(49.9)	(7.0)	216.2	(0.4)
Switzerland Tax Reform	—	—	(188.3)	—
Asset impairments	—	—	—	(3.2)
Other	—	2.8	—	(14.0)
Effective income tax rate	(929.5)%	19.2%	284.4%	(0.4)%

Our 2023 consolidated effective income tax rate includes discrete tax benefit of $42.0 million primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years.

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

Excluding the impact of the aforementioned discrete tax items, our consolidated effective income rates for the years ended December 31, 2023 and 2022, eight months ended December 31, 2021 (Successor), and four months ended April 30, 2021 (Predecessor) were (872.3)%, 73.6%, 213.9% and (12.9)%, respectively. The changes in our consolidated effective income tax rate excluding discrete tax items during the three-year period result primarily from changes in the relative components of our earnings from the various taxing jurisdictions in which our drilling rigs are operated and/or owned and differences in tax rates in such taxing jurisdictions.

Unrecognized Tax Benefits

Our tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information.

As of December 31, 2023, we had $201.4 million of unrecognized tax benefits, of which $171.7 million was included in Other liabilities on our Consolidated Balance Sheet, and $29.7 million, which is associated with tax positions taken in tax years with NOL carryforwards, was presented as a reduction of deferred tax assets.

As of December 31, 2022, we had $217.6 million of unrecognized tax benefits, of which $187.2 million was included in Other liabilities on our Consolidated Balance Sheet, $30.2 million, which is associated with tax positions taken in tax years with NOL carryforwards, was presented as a reduction of deferred tax assets and $0.2 million was presented as a reduction of long-term income tax receivable.

If recognized, $171.2 million of the $201.4 million unrecognized tax benefits as of December 31, 2023 would impact our consolidated effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2023 and 2022, eight months ended December 31, 2021 (Successor), and four months ended April 30, 2021 (Predecessor) (in millions) were as follows:

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021	Four Months Ended April 30, 2021
Balance, beginning of period	$217.6	$235.1	$235.4	$237.7
Increase as a result of tax positions taken during prior years	88.6	3.0	34.6	2.9
Lapse of applicable statutes of limitations	(73.6)	(4.5)	(20.2)	(0.2)
Settlements with taxing authorities	(41.8)	(16.5)	(6.6)	—
Increases as a result of tax positions taken during the current year	13.4	11.2	6.9	12.6
Impact of foreign currency exchange rates	0.6	(9.7)	(10.5)	(17.6)
Decreases as a result of tax positions taken during prior years	(3.4)	(1.0)	(4.5)	—
Balance, end of period	$201.4	$217.6	$235.1	$235.4

Accrued interest and penalties totaled $52.3 million and $87.8 million as of December 31, 2023 and 2022, respectively, and were included in Other liabilities on our Consolidated Balance Sheets. We recognized a net benefit of $35.4 million and $12.5 million, and net expense of $20.3 million and $13.5 million associated with interest and penalties during the years ended December 31, 2023 and 2022, eight months ended December 31, 2021 (Successor), and four months ended April 30, 2021 (Predecessor), respectively. Interest and penalties are included in Current income tax expense in our Consolidated Statements of Operations.

Three of our subsidiaries file or previously filed U.S. tax returns and the tax returns of one or more of these subsidiaries is under exam for years 2014 and subsequent years. None of these examinations are expected to have a significant impact on the Company's consolidated results of operations and cash flows. Tax years as early as 2005 remain subject to examination in the other major tax jurisdictions in which we operated.

Statutes of limitations applicable to certain of our tax positions lapsed during the years ended December 31, 2023 and 2022, eight months ended December 31, 2021 (Successor), and four months ended April 30, 2021 (Predecessor), resulting in net income tax benefits, inclusive of interest and penalties, of $77.3 million, $4.5 million, $17.9 million and $0.2 million, respectively.

Absent the commencement of examinations by tax authorities, statutes of limitations applicable to certain of our tax positions will lapse during 2024, but we do not expect these to have a material impact to our unrecognized tax benefits or effective income tax rate.

Tax Assessments

In December 2023, one of our Luxembourg subsidiaries received tax assessments for fiscal years 2019, 2020, 2021 and 2023 and a demand of payment from the Luxembourg tax authorities for an aggregate of approximately €115.0 million (approximately $127.0 million converted at current period-end exchange rates), including interest. In February 2024, we subsequently received notice from the Luxembourg tax authorities reducing the amount attributable to the 2023 payment demand by approximately €55.0 million resulting in a revised aggregate tax demand of approximately €60.0 million. We have recorded a liability for uncertain tax positions of approximately €60.0 million (approximately $66.0 million converted at current period-end exchange rates) in the fourth quarter of 2023 related to the assessments for the 2019-2021 tax years. We are vigorously contesting these assessments, including the validity and amount; however, the outcome of such challenges and related administrative proceedings and appeals cannot be predicted with certainty. An unfavorable outcome could result in a material impact on our financial position, operating results and cash flows.

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million (approximately $69.0 million converted at the current period-end exchange rate) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29.0 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have an $18.8 million liability for uncertain tax positions relating to these assessments as of December 31, 2023. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

Undistributed Earnings

Dividend income received by Valaris Limited from its subsidiaries is exempt from Bermuda taxation. We do not provide deferred taxes on undistributed earnings of certain subsidiaries because our policy and intention is to reinvest such earnings indefinitely. As of December 31, 2023, the aggregate undistributed earnings of the subsidiaries for which we maintain a policy and intention to reinvest earnings indefinitely totaled $298.2 million. Should we make a distribution from these subsidiaries in the form of dividends or otherwise, we would be subject to additional income taxes. The unrecognized deferred tax liability related to these undistributed earnings was not practicable to estimate as of December 31, 2023.

Tax Legislation

The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% applied on a country-by-country basis intended to be effective on January 1, 2024. Numerous jurisdictions are actively considering changes to existing tax laws or have proposed or enacted new laws to align with the recommendations and guidelines under Pillar Two. There remains uncertainty as to the final Pillar Two model rules and we will continue to monitor global legislative action related to this initiative. Additionally, Bermuda recently enacted the Corporate Income Tax Act 2023 on December 27, 2023 (the “CIT Act”) which stipulates a tax on 15% of the net income of certain Bermuda constituent entities (as determined in accordance with the CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). No tax is chargeable under the CIT Act until tax years starting on or after January 1, 2025. While we are still closely monitoring developments of these rules and evaluating the potential impact on future periods, we do not expect they will have a significant impact on our financial results in the near term.

13.  COMMITMENTS AND CONTINGENCIES

ARO Newbuild Funding Obligations

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash on hand and from ARO's operations and/or funds available from third-party financing. In January 2020, ARO paid 25% of the purchase price from cash on hand for each of the two newbuilds, and in October 2023, entered into a $359.0 million term loan to finance the remaining payments due upon delivery and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. The term loan bears interest based on the three-month SOFR plus a margin ranging from 1.25% to 1.4%. Our Notes Receivable from ARO are subordinated and junior in right of payment to ARO’s term loan. In the event ARO has insufficient cash or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Beginning with the delivery of the second newbuild, each partner's commitment shall be reduced by the lesser of the actual cost of each newbuild rig or $250.0 million, on a proportionate basis.

Letters of Credit

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of December 31, 2023 totaled $128.8 million and are issued under facilities provided by various banks and other financial institutions, but none were issued under the Credit Agreement. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of December 31, 2023, we had collateral deposits in the amount of $12.6 million with respect to these agreements.

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

Brazil Administrative Proceeding

In July 2023, we received notice of an administrative proceeding initiated against us in Brazil. Specifically, the Federal Court of Accounts ("TCU") is seeking from us, Samsung Heavy Industries (“SHI”) and others, on a joint and several basis, a total of approximately BRL 601.0 million (approximately $124.0 million at the current quarter-end exchange rates) in damages that TCU asserts arose from the overbilling to Petrobras in 2015 in relation to the drilling services agreement with Petrobras for VALARIS DS-5 (the “DSA”). As fully disclosed in our prior periodic reports, the DSA was previously the subject of (1) investigations by the SEC and the U.S Department of Justice, each of which closed their investigation of us in 2018 without any enforcement action, (2) an arbitration proceeding against SHI in which we prevailed resulting in SHI making a $200.0 million cash payment to us in December 2019, and (3) a settlement with Petrobras normalizing our business relations in August 2018. We plan to vigorously defend ourselves against the allegations made by the TCU. Because these proceedings are in their initial stages, we are unable to estimate our potential exposure, if any, at this time.

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

14.  LEASES

We have operating leases for office space, facilities, equipment, employee housing and certain rig berthing facilities. For all asset classes, except office space, we account for the lease component and the non-lease component as a single lease component. Short-term leases with a term of one year or less are not recorded on the Consolidated Balance Sheet. Our leases have remaining lease terms of less than one month to eight years, some of which include options to extend. The lease term used for calculating our right-of-use assets and lease liabilities is determined by considering the non-cancelable lease term, as well as any extension options that we are reasonably certain to exercise.

We evaluate the carrying value of our right-of-use assets on a periodic basis to identify events or changes in circumstances, such as lease abandonment, which indicate that the carrying value of such right-of-use assets may be impaired.

The components of lease expense are as follows (in millions):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021	Four Months Ended April 30, 2021
Long-term operating lease cost	$24.6	$13.4	$12.9	$9.1
Short-term operating lease cost	13.2	15.2	14.3	6.3
Variable lease cost (1)	11.3	1.0	1.0	0.7
Total operating lease cost	$49.1	$29.6	$28.2	$16.1

(1)Variable lease costs are excluded from the measurement of right-of-use assets and lease liabilities and consist primarily of variable fees related to offshore equipment rentals.

Supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$74.6	$21.0

Current lease liability	$27.2	$9.4
Long-term lease liability	48.9	13.8
Total operating lease liabilities	$76.1	$23.2

Weighted-average remaining lease term (in years)	3.6	5.0

Weighted-average discount rate (1)	8.21%	7.48%

(1)Represents our estimated incremental borrowing cost on a secured basis for similar terms as the underlying leases.

Supplemental cash flow information related to our operating leases is as follows (in millions):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021	Four Months Ended April 30, 2021
ROU assets obtained in exchange for operating lease liabilities	$80.3	$14.7	$0.9	$5.5

Cash paid for amounts included in the measurement of our operating lease liabilities	$26.2	$14.0	$11.7	$7.1

Maturities of lease liabilities as of December 31, 2023 were as follows (in millions):

2024	$32.4
2025	20.5
2026	19.1
2027	10.0
2028	2.4
Thereafter	3.7
Total lease payments	$88.1
Less imputed interest	(12.0)
Total	$76.1

15.  SEGMENT INFORMATION

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

Segment information for the years ended December 31, 2023 and 2022, eight months ended December 31, 2021 (Successor), and four months ended April 30, 2021 (Predecessor) are presented below (in millions).

Year Ended December 31, 2023 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$948.7	$659.6	$496.6	$175.9	$(496.6)	$1,784.2
Operating expenses
Contract drilling (exclusive of depreciation)	812.0	517.4	365.9	75.2	(226.9)	1,543.6
Depreciation	55.8	40.0	65.9	5.0	(65.6)	101.1
General and administrative	—	—	22.2	—	77.1	99.3
Equity in earnings of ARO	—	—	—	—	13.3	13.3
Operating income	$80.9	$102.2	$42.6	$95.7	$(267.9)	$53.5
Property and equipment, net	$1,035.5	$480.8	$1,036.6	$52.1	$(971.2)	$1,633.8
Capital expenditures	$562.0	$132.3	$300.8	$—	$(299.0)	$696.1

Year Ended December 31, 2022 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$700.5	$744.2	$459.5	$157.8	$(459.5)	$1,602.5
Operating expenses
Contract drilling (exclusive of depreciation)	646.0	538.9	341.8	76.4	(219.9)	1,383.2
Loss on impairment	34.5	—	—	—	—	34.5
Depreciation	50.0	36.1	63.4	4.6	(62.9)	91.2
General and administrative	—	—	18.7	—	62.2	80.9
Equity in earnings of ARO	—	—	—	—	24.5	24.5
Operating income (loss)	$(30.0)	$169.2	$35.6	$76.8	$(214.4)	$37.2
Property and equipment, net	$487.5	$391.7	$775.6	$56.8	$(734.4)	$977.2
Capital expenditures	$152.9	$53.5	$103.7	$—	$(103.1)	$207.0

Eight Months Ended December 31, 2021 (Successor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$254.5	$487.1	$307.1	$93.4	$(307.1)	$835.0
Operating expenses
Contract drilling (exclusive of depreciation)	250.7	365.2	246.2	38.9	(176.9)	724.1
Depreciation	31.0	32.0	44.2	2.8	(43.9)	66.1
General and administrative	—	—	13.6	—	44.6	58.2
Equity in earnings of ARO	—	—	—	—	6.1	6.1
Operating income (loss)	$(27.2)	$89.9	$3.1	$51.7	$(124.8)	$(7.3)
Property and equipment, net	$408.2	$401.9	$730.6	$46.0	$(695.8)	$890.9
Capital expenditures	$26.0	$23.7	$41.8	$—	$(41.3)	$50.2

Four Months Ended April 30, 2021 (Predecessor)

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$115.7	$232.4	$163.5	$49.3	$(163.5)	$397.4
Operating expenses
Contract drilling (exclusive of depreciation)	106.5	175.0	116.1	19.9	(73.7)	343.8
Loss on impairment	756.5	—	—	—	—	756.5
Depreciation	72.1	69.7	21.0	14.8	(18.0)	159.6
General and administrative	—	—	4.2	—	26.5	30.7
Equity in earnings of ARO	—	—	—	—	3.1	3.1
Operating income (loss)	$(819.4)	$(12.3)	$22.2	$14.6	$(95.2)	$(890.1)
Property and equipment, net	$419.3	$401.4	$730.7	$50.5	$(692.8)	$909.1
Capital expenditures	$3.3	$5.4	$14.9	$—	$(14.9)	$8.7

Information about Geographic Areas

As of December 31, 2023, our Floaters segment consisted of 13 drillships, four dynamically positioned semisubmersible rigs and one moored semisubmersible rig deployed in various locations. Our Jackups segment consisted of 27 jackup rigs which were deployed in various locations and our Other segment consisted of eight jackup rigs which are leased to our 50/50 unconsolidated joint venture with Saudi Aramco.

As of December 31, 2023, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
Middle East & Africa	3	5	8	16	8
North & South America	9	7	—	16	—
Europe	4	12	—	16	—
Asia & Pacific Rim	2	3	—	5	—
Total	18	27	8	53	8

We provide management services in the U.S. Gulf of Mexico on two rigs owned by a third party not included in the table above.

ARO has ordered one newbuild jackup which is under construction in the Middle East and expected to be delivered in first half of 2024. This rig is not included in the table above.

Information by country for those countries that account for more than 10% of our long-lived assets, was as follows (in millions):

	Long-lived Assets
	December 31, 2023	December 31, 2022
Spain	$438.9	$117.7
Brazil	374.5	102.0
United Kingdom	277.8	185.2
United States	206.5	166.3
Other countries(1)	410.7	427.0
Total	$1,708.4	$998.2

(1)Other countries includes countries where individually we had long-lived assets representing less than 10% of total long-lived assets.

For purposes of our geographic disclosures above, we attribute assets to the geographic location of the drilling rig or operating lease, in the case of our right-of-use assets, as of the end of the applicable year. Any rigs in transit as of the end of the year are included in the location to which they are mobilizing.

16.  SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	December 31, 2023	December 31, 2022
Trade	$375.2	$345.7
Income tax receivables	83.2	93.6
Other	16.2	24.6
	474.6	463.9
Allowance for doubtful accounts	(15.3)	(14.8)
	$459.3	$449.1

Other current assets consisted of the following (in millions):

	December 31, 2023	December 31, 2022
Deferred costs	$75.3	$59.1
Prepaid taxes	49.1	44.6
Prepaid expenses	23.6	17.5
Other	29.2	27.4
	$177.2	$148.6

Accrued liabilities and other consisted of the following (in millions):

	December 31, 2023	December 31, 2022
Current contract liabilities (deferred revenues)	$116.2	$78.0
Personnel costs	76.6	55.8
Income and other taxes payable	52.9	41.4
Lease liabilities	27.2	9.4
Accrued claims	20.4	27.2
Accrued interest	15.4	7.6
Other	35.5	28.5
	$344.2	$247.9

Other liabilities consisted of the following (in millions):

	December 31, 2023	December 31, 2022
Unrecognized tax benefits (inclusive of interest and penalties)	$224.0	$275.0
Pension and other post-retirement benefits	141.6	159.8
Lease liabilities	48.9	13.8
Noncurrent contract liabilities (deferred revenues)	37.6	41.0
Other	19.6	9.9
	$471.7	$499.5

Consolidated Statements of Operations Information

Repair and maintenance expense related to continuing operations was as follows (in millions):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021	Four Months Ended April 30, 2021
Repair and maintenance expense	$203.3	$175.2	$76.3	$48.4

Other, net, consisted of the following (in millions):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021	Four Months Ended April 30, 2021
Loss on extinguishment of debt	$(29.2)	$—	$—	$—
Net gain on sale of property	28.6	141.2	21.2	6.0
Net foreign currency exchange gains (losses)	(3.5)	12.2	8.1	13.4
Net periodic pension and retiree medical income	0.9	16.4	8.7	5.4
Other income	1.4	0.1	0.1	1.1
	$(1.8)	$169.9	$38.1	$25.9

Consolidated Statements of Cash Flows Information

Our restricted cash consists primarily of $12.6 million and $24.4 million of collateral on letters of credit as of December 31, 2023 and 2022, respectively. See "Note 13 - Commitments and Contingencies" for more information regarding our letters of credit.

Net cash used in operating activities attributable to the net change in operating assets and liabilities was as follows (in millions):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021	Four Months Ended April 30, 2021
(Increase) decrease in accounts receivable	$44.9	$(6.9)	$(18.3)	$23.2
(Increase) decrease in other assets	(5.9)	0.5	9.0	15.7
Increase (decrease) in liabilities	82.8	(0.2)	29.3	38.2
	$121.8	$(6.6)	$20.0	$77.1

Additional cash flow information was as follows (in millions):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Eight Months Ended December 31, 2021	Four Months Ended April 30, 2021
Cash paid for interest and taxes
Interest paid, net of amounts capitalized	$32.3	$44.2	$22.8	$—
Income taxes paid (refunded), net	$(8.3)	$5.6	$23.5	$(16.9)

Non-cash investing activities
Accruals for capital expenditures as of period end (1)	$71.5	$22.1	$9.3	$6.5
(1)Accruals for capital expenditures were excluded from investing activities in our Consolidated Statements of Cash Flows.

We received an income tax refund of $45.9 million during the first quarter of 2023 related to the U.S. Coronavirus Aid, Relief, and Economic Security Act.

Capitalized interest totaled $5.6 million and $1.2 million during the year ended December 31, 2023 and 2022 (Successor), respectively. During the eight months ended December 31, 2021 (Successor) and during the four months ended April 30, 2021 (Predecessor), there was no capitalized interest.

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

Customer Concentration - Consolidated revenues with customers that individually contributed 10% or more of revenue in the years ended December 31, 2023 and 2022, eight months ended December 31, 2021 (Successor), and four months ended April 30, 2021 (Predecessor) were as follows:

	Successor
	Year Ended December 31, 2023				Year Ended December 31, 2022
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
BP plc ("BP")	—%	5%	6%	11%	6%	3%	6%	15%
Other customers	53%	32%	4%	89%	38%	43%	4%	85%
	53%	37%	10%	100%	44%	46%	10%	100%

	Successor				Predecessor
	Eight Months Ended December 31, 2021				Four Months Ended April 30, 2021
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
BP	2%	2%	7%	11%	5%	2%	7%	14%
Other customers	29%	56%	4%	89%	24%	57%	5%	86%
	31%	58%	11%	100%	29%	59%	12%	100%

Geographic Concentration - For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues for locations that individually had 10% or more of revenue were as follows (in millions):

	Successor
	Year Ended December 31, 2023				Year Ended December 31, 2022
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
U.S. Gulf of Mexico	$220.9	$27.2	$104.7	$352.8	$230.9	$21.3	$99.0	$351.2
United Kingdom	—	267.2	—	267.2	—	264.5	—	264.5
Angola	210.9	—	—	210.9	78.5	—	—	78.5
Brazil	195.0	—	—	195.0	111.5	—	—	111.5
Australia	157.0	29.9	—	186.9	113.0	30.0	—	143.0
Saudi Arabia	—	41.2	71.2	112.4	—	78.3	58.8	137.1
Mexico	65.9	38.7	—	104.6	13.9	58.1	—	72.0
Norway	—	2.4	—	2.4	—	114.6	—	114.6
Other countries	99.0	253.0	—	352.0	152.7	177.4	—	330.1
	$948.7	$659.6	$175.9	$1,784.2	$700.5	$744.2	$157.8	$1,602.5

	Successor				Predecessor
	Eight Months Ended December 31, 2021				Four Months Ended April 30, 2021
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
U.S. Gulf of Mexico	$52.8	$0.7	$56.4	$109.9	$47.9	$0.2	$26.3	$74.4
United Kingdom	—	185.2	—	185.2	—	75.7	—	75.7
Angola	19.4	—	—	19.4	20.5	—	—	20.5
Brazil	38.6	—	—	38.6	—	—	—	—
Australia	46.2	29.3	—	75.5	0.8	0.2	—	1.0
Saudi Arabia	—	55.3	37.0	92.3	—	30.5	23.0	53.5
Mexico	37.0	40.8	—	77.8	21.6	22.7	—	44.3
Norway	—	123.9	—	123.9	—	73.3	—	73.3
Other countries	60.5	51.9	—	112.4	24.9	29.8	—	54.7
	$254.5	$487.1	$93.4	$835.0	$115.7	$232.4	$49.3	$397.4

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

Changes in Internal Controls – There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See "Item 8. Financial Statements and Supplementary Data" for Management's Report on Internal Control Over Financial Reporting.

Item 9B.  Other Information

    Not applicable.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

   Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, corporate governance matters, committees of the board of directors and Section 16(a) of the Exchange Act is contained in our Proxy Statement for the Annual General Meeting of Shareholders ("Proxy Statement") to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2023 and incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information
The following table summarizes certain information related to our compensation plans under which our shares are authorized for issuance as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)(1)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders (2)	1,763,534	—	6,795,907
Total	1,763,534	$—	6,795,907

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

4.1
Indenture, dated April 19, 2023, among Valaris Limited, Valaris Finance Company LLC, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (including the form of Second Lien Note attached thereto) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 19, 2023, File No, 1-8097)

4.2
Warrant Agreement, dated as of April 30, 2021, by and between Valaris Limited and Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2021, File No. 1-8097).

4.3	Description of the Company’s Common Shares (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2022, File No. 001-08097).

4.4	Description of the Company’s Warrants (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2022, File No. 001-08097).

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

10.39
Amendment No. 1 to Support Agreement dated as of January 25, 2023, among Valaris Limited, Famatown Financial Limited and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2023, File No. 1-8097).

+10.40
Amended and Restated Valaris Executive Severance Plan, dated as of April 14, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2022, File No. 1-8097).

+10.41
Valaris Non-Executive Severance Plan (as amended and restated on 30 April 2020) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 3, 2022, File No. 1-8097).

+10.42
Employment Agreement, effective as of December 8, 2021, by and between Anton Dibowitz, Ensco Corporate Resources LLC and Valaris Limited (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2022, File No. 001-08097).

+10.43
Employment Agreement, commencing as of September 24, 2022, by and between Ensco Services Limited and Matthew Lyne (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 1, 2022, File No. 1-8097).

+10.44
Cash Retention Letter (Gilles Luca) effective as of August 18, 2021 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2022, File No. 001-08097).

+10.45
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

+10.47	2023 Form of PSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2023, File No. 001-8097).

+10.48	2023 Form of RSU Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2023, File No. 001-8097).

10.49
Credit Agreement, dated April 3, 2023, among Valaris Limited, Citibank, N.A., as administrative agent, Wilmington Savings Fund Society, FSB, as collateral trustee, the issuing banks party thereto and Citibank, N.A., Deutsche Bank Securities Inc. and DNB Markets, Inc., as joint lead arrangers and lead bookrunners (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2023, File No. 001-8097).

10.50
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

**32.1	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*97.1	Valaris Limited Clawback Policy

*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	The cover page of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (included with Exhibit 101 attachments).

* ** +	Filed herewith. Furnished herewith. Management contracts or compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

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

Item 16.  Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 22, 2024.

Valaris Limited (Registrant)
By /s/ ANTON DIBOWITZ Anton Dibowitz Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ CHRISTOPHER T. WEBER Christopher T. Weber	Senior Vice President and Chief Financial Officer (principal financial officer)	February 22, 2024

/s/ DICK FAGERSTAL Dick Fagerstal	Director	February 22, 2024

/s/ JOSEPH GOLDSCHMID Joseph Goldschmid	Director	February 22, 2024

/s/ CATHERINE HUGHES Catherine Hughes	Director	February 22, 2024

/s/ KRISTIAN JOHANSEN Kristian Johansen	Director	February 22, 2024

/s/ ELIZABETH D. LEYKUM Elizabeth D. Leykum	Chair of the Board	February 22, 2024

/s/ DEEPAK MUNGANAHALLI Deepak Munganahalli	Director	February 22, 2024

/s/ JAMES W. SWENT, III James W. Swent, III	Director	February 22, 2024

/s/ COLLEEN W. GRABLE Colleen W. Grable	Vice President and Controller (principal accounting officer)	February 22, 2024