Form 10-Q
period 2024-03-31
Valaris Ltd
filed 2024-05-02
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes  ☒  No  ☐

As of April 26, 2024, there were 72,410,818 Common Shares of the registrant outstanding.

VALARIS LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

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
•our ability to achieve our sustainability aspirations, targets, goals and commitments, or the impact of any changes to such matters;
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
•tax matters, including our effective tax rates, tax positions, results of audits, changes in tax laws (including global minimum tax initiatives) and regulations, tax assessments and liabilities for taxes;
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
In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report, "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2023, which are available on the U.S. Securities and Exchange Commission website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING REVENUES	$525.0	$430.1
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	444.8	377.2
Depreciation	26.8	23.3
General and administrative	26.5	24.4
Total operating expenses	498.1	424.9
EQUITY IN EARNINGS OF ARO	2.4	3.3
OPERATING INCOME	29.3	8.5
OTHER INCOME (EXPENSE)
Interest income	21.0	23.0
Interest expense, net	(17.7)	(11.1)
Other, net	5.8	0.6
	9.1	12.5
INCOME BEFORE INCOME TAXES	38.4	21.0
PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax expense (benefit)	10.9	(32.2)
Deferred income tax expense	2.0	4.6
	12.9	(27.6)
NET INCOME	25.5	48.6
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1.9)
NET INCOME ATTRIBUTABLE TO VALARIS	$25.5	$46.7
EARNINGS PER SHARE
Basic	$0.35	$0.62
Diluted	$0.35	$0.61
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	72.4	75.2
Diluted	73.6	76.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
NET INCOME	$25.5	$48.6
OTHER COMPREHENSIVE LOSS, NET
Net reclassification adjustment for amounts recognized in net income as a component of net periodic pension benefit	(0.2)	(0.1)
Other	0.1	(0.1)
NET OTHER COMPREHENSIVE LOSS	(0.1)	(0.2)
COMPREHENSIVE INCOME	25.4	48.4
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1.9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO VALARIS	$25.4	$46.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$494.1	$620.5
Restricted cash	15.0	15.2
Accounts receivable, net	510.9	459.3
Other current assets	177.6	177.2
Total current assets	1,197.6	1,272.2
PROPERTY AND EQUIPMENT, AT COST	2,014.0	1,889.0
Less accumulated depreciation	281.7	255.2
Property and equipment, net	1,732.3	1,633.8
LONG-TERM NOTES RECEIVABLE FROM ARO	289.3	282.3
INVESTMENT IN ARO	126.8	124.4
DEFERRED TAX ASSETS	854.8	855.1
OTHER ASSETS	153.6	154.4
	$4,354.4	$4,322.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$394.2	$400.1
Accrued liabilities and other	366.5	344.2
Total current liabilities	760.7	744.3
LONG-TERM DEBT	1,080.1	1,079.3
DEFERRED TAX LIABILITIES	31.6	29.9
OTHER LIABILITIES	451.7	471.7
Total liabilities	2,324.1	2,325.2
COMMITMENTS AND CONTINGENCIES
VALARIS SHAREHOLDERS' EQUITY
Common shares, $0.01 par value, 700.0 shares authorized, 75.4 shares issued, 72.4 shares outstanding as of March 31, 2024 and December 31, 2023	0.8	0.8
Preference shares, $0.01 par value, 150.0 shares authorized, no shares issued as of March 31, 2024 and December 31, 2023	—	—
Stock warrants	16.4	16.4
Additional paid-in capital	1,127.7	1,119.8
Retained earnings	1,051.0	1,025.5
Accumulated other comprehensive income	25.1	25.2
Treasury shares, at cost, 3.0 shares as of March 31, 2024 and December 31, 2023	(200.1)	(200.1)
Total Valaris shareholders' equity	2,020.9	1,987.6
NONCONTROLLING INTERESTS	9.4	9.4
Total equity	2,030.3	1,997.0
	$4,354.4	$4,322.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$25.5	$48.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	26.8	23.3
Share-based compensation expense	8.0	5.7
Accretion of discount on the Notes Receivable from ARO	(7.0)	(7.0)
Equity in earnings of ARO	(2.4)	(3.3)
Deferred income tax expense	2.0	4.6
Changes in contract liabilities	(7.0)	(20.8)
Changes in deferred costs	2.2	0.5
Other	1.9	0.3
Changes in other operating assets and liabilities	(21.3)	100.8
Contributions to pension plans and other post-retirement benefits	(2.4)	(1.0)
Net cash provided by operating activities	26.3	151.7
INVESTING ACTIVITIES
Additions to property and equipment	(151.3)	(56.3)
Other	—	0.1
Net cash used in investing activities	(151.3)	(56.2)
FINANCING ACTIVITIES
Other	(1.6)	—
Net cash used in financing activities	(1.6)	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(126.6)	95.5
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	635.7	748.5
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$509.1	$844.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Valaris Limited and its subsidiaries (the "Company," "Valaris," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2023 Condensed Consolidated Balance Sheet data was derived from our 2023 audited consolidated financial statements but does not include all disclosures required by GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2024, or for any future period. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024 (our "Annual Report").

Summary of Significant Accounting Policies

Please refer to "Note 1. Description of the Business and Summary of Significant Accounting Policies" of our Consolidated Financial Statements from our Annual Report for the discussion of our significant accounting policies. Certain previously reported amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

Accounting pronouncements to be adopted

Improvements to Reportable Segment Disclosures - In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("Update 2023-07"), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in Update 2023-07 require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented, and early adoption is permitted. We are currently assessing the impact of the requirements on our condensed consolidated financial statements and disclosures.

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

The remaining duration of our drilling contracts based on those in place as of March 31, 2024 was between approximately 1 month and 5 years.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	March 31, 2024	December 31, 2023
Current contract assets	$2.3	$1.5
Noncurrent contract assets	$5.8	$4.5
Current contract liabilities (deferred revenue)	$122.3	$116.2
Noncurrent contract liabilities (deferred revenue)	$36.2	$37.6

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2023	$6.0	$153.8
Revenue recognized in advance of right to bill customer	2.6	—
Increase due to revenue deferred during the period	—	42.5
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(33.1)
Decrease due to amortization of deferred revenue added during the period	—	(4.7)
Decrease due to transfer to receivables and payables during the period	(0.5)	—
Balance as of March 31, 2024	$8.1	$158.5

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Deferred contract costs are included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $85.3 million and $85.1 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, amortization of such costs totaled $23.4 million and $20.0 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $12.1 million and $14.5 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, amortization of such costs totaled $3.1 million and $2.7 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

The table below reflects the expected future amortization of our contract liabilities and deferred costs recorded as of March 31, 2024. In the case of our contract liabilities related to our bareboat charter arrangements with ARO, the contract liability is not amortized and as such, the amount is reflected in the table below at the end of the current lease term. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

	(In millions)
	Remaining 2024	2025	2026	2027 and Thereafter	Total
Amortization of contract liabilities	$107.4	$31.1	$17.7	$2.3	$158.5
Amortization of deferred costs	$68.6	$18.1	$9.9	$0.8	$97.4

Note 3 -Equity Method Investment in ARO

Background

ARO is a 50/50 unconsolidated joint venture between the Company and Saudi Aramco that owns and operates jackup drilling rigs in Saudi Arabia. As of March 31, 2024, ARO owns eight jackup rigs, has one newbuild jackup rig on order, and leases nine rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO.

The shareholder agreement governing the joint venture specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. In January 2020, ARO ordered the first two newbuild jackups, the first of which, Kingdom 1, was delivered and commenced operations in the fourth quarter of 2023, and the second is expected to be delivered in the second quarter of 2024. ARO is expected to commit to orders for two additional newbuild jackups in the near term. In connection with these plans, we have a potential obligation to fund ARO for newbuild jackup rigs. See "Note 11 - Contingencies" for additional information.

Summarized Financial Information

The operating revenues of ARO presented below reflect revenues earned under drilling contracts with Saudi Aramco for the ARO-owned jackup rigs as well as the rigs leased from us. Contract drilling expense is inclusive of the bareboat charter fees for the rigs leased from us. See additional discussion below regarding these related-party transactions.

Summarized financial information for ARO is as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Revenues	$138.3	$123.6
Operating expenses
Contract drilling (exclusive of depreciation)	98.3	90.9
Depreciation	19.0	15.0
General and administrative	5.8	4.6
Operating income	15.2	13.1
Other expense, net	13.1	10.4
Provision for income taxes	3.7	1.9
Net income (loss)	$(1.6)	$0.8

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$69.5	$92.9
Other current assets	198.3	184.0
Non-current assets	1,094.2	1,081.0
Total assets	$1,362.0	$1,357.9

Current liabilities	$135.0	$136.0
Non-current liabilities	1,057.6	1,056.8
Total liabilities	$1,192.6	$1,192.8

Equity in Earnings of ARO

We account for our interest in ARO using the equity method of accounting and only recognize our portion of ARO's net income, adjusted for basis differences as discussed below, in Equity in earnings of ARO in our Condensed Consolidated Statements of Operations.

Our equity method investment in ARO was recorded at its estimated fair value in fresh start accounting upon emergence from bankruptcy in 2021. We computed the difference between the fair value of ARO's net assets and the carrying value of those net assets in ARO's U.S. GAAP financial statements ("basis differences") at that date. These basis differences primarily related to ARO's long-lived assets and the recognition of intangible assets associated with certain of ARO's drilling contracts that were determined to have favorable terms relative to market terms as of the measurement date.

Basis differences are amortized over the remaining life of the assets or liabilities to which they relate and are recognized as an adjustment to the Equity in earnings of ARO in our Condensed Consolidated Statements of Operations. The amortization of those basis differences is combined with our 50% interest in ARO's net income. A reconciliation of those components is presented below (in millions):

	Three Months Ended March 31,
	2024	2023
50% interest in ARO net income (loss)	$(0.8)	$0.4
Amortization of basis differences	3.2	2.9
Equity in earnings of ARO	$2.4	$3.3

Related-Party Transactions

During the three months ended March 31, 2024 and 2023, revenues recognized by us related to the Lease Agreements were $19.0 million and $18.8 million, respectively.

Our balances related to the ARO lease agreements were as follows (in millions):

	March 31, 2024	December 31, 2023
Amounts receivable (1)	$27.5	$10.2
Contract liabilities(2)	$16.8	$15.9
Accounts payable(2)	$58.7	$57.7

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

During 2017 and 2018, the Company contributed assets to ARO in exchange for the 10-year Notes Receivable from ARO. The Notes Receivable, as amended in December 2023, bear interest based on a one-year term SOFR, set as of the end of the year prior to the year applicable, plus 2.10%. The Notes Receivable from ARO were adjusted to their estimated fair value in fresh start accounting upon emergence from bankruptcy in 2021 and the resulting discount to the principal amount is being amortized using the effective interest method to interest income over the remaining terms of the notes.

The principal amount and discount of the Notes Receivable from ARO were as follows (in millions):

	March 31, 2024	December 31, 2023
Principal amount	$402.7	$402.7
Discount	(113.4)	(120.4)
Carrying value	$289.3	$282.3

Interest receivable(1)(2)	$7.0	$—

(1)Our interest receivable from ARO is included in Accounts receivable, net in our Condensed Consolidated Balance Sheets.
(2)We collected our 2023 interest on the Notes Receivable from ARO in cash prior to December 31, 2023, and as such, there was no interest receivable from ARO as of December 31, 2023.

Interest income earned on the Notes Receivable from ARO was as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Interest income	$7.0	$7.5
Non-cash amortization (1)	7.0	7.0
Total interest income on the Notes Receivable from ARO	$14.0	$14.5

(1)Represents the amortization of the discount on the Notes Receivable from ARO using the effective interest method to interest income over the term of the notes.

Note 4 -Fair Value Measurements

The carrying values and estimated fair values of certain of our financial instruments were as follows (in millions):

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Second Lien Notes (1)	$1,080.1	$1,134.0	$1,079.3	$1,126.1
Long-term notes receivable from ARO (2)	$289.3	$424.0	$282.3	$423.5

(1)The estimated fair value of the 8.375% Senior Secured Second Lien Notes due 2030 (the "Second Lien Notes") was determined using quoted market prices, which are level 1 inputs.

(2)The estimated fair value of our Notes Receivable from ARO was estimated using an income approach to value the forecasted cash flows attributed to the Notes Receivable from ARO using a discount rate based on a comparable yield with a country-specific risk premium, which are considered to be level 2 inputs.

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of March 31, 2024 and December 31, 2023.

Note 5 -Property and Equipment

Property and equipment consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Drilling rigs and equipment	$1,378.0	$1,312.5
Work-in-progress	596.4	537.0
Other	39.6	39.5
	$2,014.0	$1,889.0

Note 6 -Pension and Other Post-retirement Benefits

We have defined-benefit pension plans and retiree medical plans that provide post-retirement health and life insurance benefits.

The components of net periodic pension and retiree medical income were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Interest cost	$7.4	$7.7
Expected return on plan assets	(7.9)	(7.7)
Amortization of net gain	(0.2)	(0.1)
Net periodic pension and retiree medical income (1)	$(0.7)	$(0.1)

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

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Income attributable to our shares	$25.5	$46.7
Weighted average shares outstanding:
Basic	72.4	75.2
Effect of stock equivalents	1.2	1.2
Diluted	73.6	76.4

Anti-dilutive share awards totaling 75,000 and 8,000 were excluded from the computation of diluted EPS for the three months ended March 31, 2024 and 2023, respectively.

We had 5,470,950 warrants outstanding (the "Warrants") as of March 31, 2024 to purchase common shares of Valaris Limited (the "Common Shares"), which are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant and expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders. These warrants are anti-dilutive for all periods presented.

Note 8 -Debt

Second Lien Notes

On April 19, 2023, the Company and Valaris Finance Company LLC (“Valaris Finance”), a wholly-owned subsidiary, issued and sold, at par, $700.0 million aggregate principal amount of Second Lien Notes (the "Initial Second Lien Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). On August 21, 2023, the Company and Valaris Finance issued, at 100.75% of par, an additional $400.0 million aggregate principal amount of Second Lien Notes (the "Additional Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Initial Second Lien Notes and the Additional Notes form a single series and are collectively referred to as the "Second Lien Notes".

The Second Lien Notes were issued under the Indenture, dated as of April 19, 2023 (the "Indenture"), and will mature on April 30, 2030. The Second Lien Notes bear an interest rate of 8.375% per annum and interest is payable semi-annually in arrears on April 30 and October 30 of each year.

As of March 31, 2024, we were in compliance with our covenants under the Indenture.

Senior Secured Revolving Credit Facility

On April 3, 2023, the Company entered into a senior secured revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for commitments permitting borrowings of up to $375.0 million (which may be increased, subject to the agreement of lenders to provide such additional commitments and the satisfaction of certain conditions, by an additional $200.0 million pursuant to the terms of the Credit Agreement) and includes a $150.0 million sublimit for the issuance of letters of credit. Valaris Finance and certain other subsidiaries of the Company guarantee the Company's obligations under the Credit Agreement, and the lenders have a first priority lien on the assets securing the Credit Agreement.

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

Additionally, we are required to pay a quarterly commitment fee to the lenders under the Credit Agreement with respect to the average daily unutilized commitments thereunder at a rate ranging from 0.375% to 0.75% depending on the credit ratings that are one notch higher than the corporate family ratings provided by S&P and Moody’s with respect to Valaris Limited. With respect to each letter of credit issued pursuant to the Credit Agreement, we are required to pay a letter of credit fee equal to the applicable margin in effect for Term SOFR loans and a fronting fee in an amount to be mutually agreed between us and the issuer of such letter of credit.

As of March 31, 2024, we were in compliance in all material respects with our covenants under the Credit Agreement. We had no amounts outstanding under the Credit Agreement as of March 31, 2024.

Note 9 -Shareholders' Equity

Activity in our various shareholders' equity accounts for the three months ended March 31, 2024 and 2023 were as follows (in millions):

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2023	75.4	$0.8	$1,119.8	$16.4	$1,025.5	$25.2	$(200.1)	$9.4
Net income	—	—	—	—	25.5	—	—	—
Share-based compensation cost	—	—	8.0	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.1)	—	—	—	—	—
Net other comprehensive income	—	—	—	—	—	0.1	—	—
BALANCE, March 31, 2024	75.4	$0.8	$1,127.7	$16.4	$1,051.0	$25.1	$(200.1)	$9.4

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2022	75.2	$0.8	$1,097.9	$16.4	$160.1	$14.7	$—	$8.0
Net income	—	—	—	—	46.7	—	—	1.9
Share-based compensation cost	—	—	5.7	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.1)	—	—
Net other comprehensive loss	—	—	—	—	—	(0.1)	—	—
BALANCE, March 31, 2023	75.2	$0.8	$1,103.6	$16.4	$206.8	$14.5	$—	$9.9

Share Repurchase Program

In 2022, our board of directors authorized a share repurchase program (the "Share Repurchase Program") under which we may purchase up to $100.0 million of our outstanding Common Shares. In April 2023, the board of directors authorized an increase of this amount to $300.0 million and in February 2024, authorized a further increase to $600.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and any repurchases made pursuant to the share repurchase program are subject to compliance with applicable covenants and restrictions under our financing agreements. There were no share repurchases during each of the three months ended March 31, 2024 and 2023. As of March 31, 2024, we had approximately $400.0 million available for share repurchases pursuant to the Share Repurchase Program.

Note 10 -Income Taxes

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three months ended March 31, 2024 and 2023, and therefore, we used a discrete effective tax rate method to calculate income taxes for each of these periods. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax benefit for the three months ended March 31, 2024 was $6.6 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, partially offset by the resolution of prior period tax matters. Discrete income tax benefit for the three months ended March 31, 2023 was $43.8 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Excluding the aforementioned discrete tax items, income tax expense for the three months ended March 31, 2024 and 2023 was $19.5 million and $16.2 million, respectively.

Luxembourg Tax Assessments

In December 2023, one of the Company’s Luxembourg subsidiaries received tax assessments for fiscal years 2019, 2020, 2021 and 2023. In February 2024, the Luxembourg tax authorities rescinded the portion of the assessment relating to 2023, resulting in a revised aggregate tax assessment of approximately €60.0 million (approximately $63.0 million converted at current period-end exchange rates). We recorded a liability for uncertain tax positions for this amount during the fourth quarter of 2023 and contested the validity and amount of the assessments. In April 2024, we received a favorable decision from the Luxembourg tax authorities stating that the assessments for the 2019-2021 tax years are not enforceable. As a result, we will reverse the uncertain tax position liability for the previously issued assessments and recognize a tax benefit of approximately $63.0 million in our condensed consolidated statements of operations during the second quarter of 2024.

Tax Legislation

The Organization for Economic Co-operation and Development issued Pillar Two rules introducing a new global minimum tax of 15% applied on a country-by-country basis effective on January 1, 2024. Certain jurisdictions have enacted new tax laws to align with the recommendations under Pillar Two while other jurisdictions have proposed or are actively considering changes to existing tax laws based on the new rules. The impact of the Pillar Two model rules which have been enacted to date was not significant to our condensed consolidated financial statements for the three months ended March 31, 2024. There remains uncertainty as to how global legislation relating to Pillar Two will evolve and we will continue to monitor developments related to this initiative and the potential impact on future periods.

Note 11 -Contingencies

ARO Newbuild Funding Obligations

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The shareholder agreement governing the joint venture specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash on hand and from ARO's operations and/or funds available from third-party financing. The first newbuild jackup, Kingdom 1, was delivered and commenced operations in the fourth quarter of 2023, and the second is expected to be delivered in the second quarter of 2024. In January 2020, ARO paid 25% of the purchase price from cash on hand for each of the two newbuilds, and in October 2023, entered into a $359.0 million term loan to finance the remaining payments due upon delivery and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. The term loan bears interest based on the three-month SOFR plus a margin ranging from 1.25% to 1.4%. Our Notes Receivable from ARO are subordinated and junior in right of payment to ARO’s term loan. In the event ARO has insufficient cash or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Beginning with the delivery of the second newbuild, each partner's commitment shall be reduced by the lesser of the actual cost of each newbuild rig or $250.0 million, on a proportionate basis.

Letters of Credit

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of March 31, 2024 totaled $97.2 million and are issued under facilities provided by various banks and other financial institutions, but none were issued under the Credit Agreement. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of March 31, 2024, we had collateral deposits in the amount of $13.2 million with respect to these agreements.

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

Brazil Administrative Proceeding

In July 2023, we received notice of an administrative proceeding initiated against us in Brazil. Specifically, the Federal Court of Accounts ("TCU") is seeking from us, Samsung Heavy Industries (“SHI”) and others, on a joint and several basis, a total of approximately BRL 601.0 million (approximately $120.0 million at the current quarter-end exchange rates) in damages that TCU asserts arose from the overbilling to Petrobras in 2015 in relation to the drilling services agreement with Petrobras for VALARIS DS-5 (the “DSA”). As fully disclosed in our prior periodic reports, the DSA was previously the subject of (1) investigations by the SEC and the U.S. Department of Justice, each of which closed their investigation of us in 2018 without any enforcement action, (2) an arbitration proceeding against SHI in which we prevailed resulting in SHI making a $200.0 million cash payment to us in December 2019, and (3) a settlement with Petrobras normalizing our business relations in August 2018. We plan to vigorously defend ourselves against the allegations made by the TCU. We are unable to estimate our potential exposure, if any, at this time.

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

The full operating results included below for ARO are not included within our consolidated results and thus are deducted under "Reconciling Items" and replaced with our equity in earnings of ARO. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements. Similarly, the Property and equipment, net balances presented below for ARO are not included within our condensed consolidated balance sheets and thus are also deducted under "Reconciling Items."

Segment information for the three months ended March 31, 2024 and 2023, respectively, are presented below (in millions):

Three Months Ended March 31, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$324.4	$152.3	$138.3	$48.3	$(138.3)	$525.0
Operating expenses
Contract drilling (exclusive of depreciation)	253.4	133.9	98.3	22.2	(63.0)	444.8
Depreciation	13.2	10.4	19.0	1.3	(17.1)	26.8
General and administrative	—	—	5.8	—	20.7	26.5
Equity in earnings of ARO	—	—	—	—	2.4	2.4
Operating income	$57.8	$8.0	$15.2	$24.8	$(76.5)	$29.3
Property and equipment, net	$1,080.6	$493.8	$1,050.1	$86.5	$(978.7)	$1,732.3

Three Months Ended March 31, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$214.8	$169.8	$123.6	$45.5	$(123.6)	$430.1
Operating expenses
Contract drilling (exclusive of depreciation)	174.6	148.9	90.9	20.2	(57.4)	377.2
Depreciation	13.0	9.0	15.0	1.3	(15.0)	23.3
General and administrative	—	—	4.6	—	19.8	24.4
Equity in earnings of ARO	—	—	—	—	3.3	3.3
Operating income	$27.2	$11.9	$13.1	$24.0	$(67.7)	$8.5
Property and equipment, net	$515.7	$404.1	$788.6	$55.6	$(748.5)	$1,015.5

Information about Geographic Areas

As of March 31, 2024, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
Middle East & Africa	3	4	9	16	8
Europe	4	12	—	16	—
North & South America	9	7	—	16	—
Asia & Pacific Rim	2	3	—	5	—
Total	18	26	9	53	8

We provide management services in the U.S. Gulf of Mexico on two rigs owned by a third party not included in the table above.

ARO has ordered one newbuild jackup, which is under construction in the Middle East and expected to be delivered in the second quarter of 2024. This rig is not included in the table above.

Note 13 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Trade	$426.4	$375.2
Income tax receivables	85.2	83.2
Other	15.0	16.2
	526.6	474.6
Allowance for doubtful accounts	(15.7)	(15.3)
	$510.9	$459.3

Other current assets consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Deferred costs	$76.7	$75.3
Prepaid taxes	52.7	49.1
Prepaid expenses	16.6	23.6
Other	31.6	29.2
	$177.6	$177.2

Accrued liabilities and other consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Current contract liabilities (deferred revenues)	$122.3	$116.2
Personnel costs	69.1	76.6
Income and other taxes payable	61.7	52.9
Accrued interest	38.4	15.4
Lease liabilities	29.5	27.2
Accrued claims	15.0	20.4
Other	30.5	35.5
	$366.5	$344.2

Other liabilities consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Unrecognized tax benefits (inclusive of interest and penalties)	$206.4	$224.0
Pension and other post-retirement benefits	139.5	141.6
Lease liabilities	49.8	48.9
Noncurrent contract liabilities (deferred revenues)	36.2	37.6
Other	19.8	19.6
	$451.7	$471.7

Condensed Consolidated Statements of Operations Information

Other, net consisted of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Net foreign currency exchange gains	$5.4	$0.5
Net periodic pension and retiree medical income	0.7	0.1
Other expense	(0.3)	—
	$5.8	$0.6

Condensed Consolidated Statement of Cash Flows Information

Our restricted cash consists primarily of $13.2 million and $12.6 million of collateral on letters of credit at March 31, 2024 and December 31, 2023, respectively. See "Note 11 - Contingencies" for more information regarding our letters of credit.

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

Customer Concentration - Consolidated revenues with customers that individually contributed 10% or more of revenue in either of the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
BP plc	6%	4%	6%	16%	2%	5%	6%	13%
Equinor ASA	11%	—%	—%	11%	—%	—%	—%	—%
Eni S.p.A	2%	5%	—%	7%	7%	7%	—%	14%
Other customers (1)	43%	20%	3%	66%	41%	27%	5%	73%
	62%	29%	9%	100%	50%	39%	11%	100%

(1)Other customers includes customers that individually contributed to less than 10% of our total revenues.

Geographic Concentration - For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues for locations that individually had 10% or more of revenue were as follows (in millions):

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Brazil	$131.1	$—	$—	$131.1	$37.1	$—	$—	$37.1
U.S. Gulf of Mexico	56.8	9.4	28.5	94.7	41.7	8.2	26.1	76.0
United Kingdom	—	72.2	—	72.2	—	53.5	—	53.5
Australia	43.0	4.7	—	47.7	37.7	12.9	—	50.6
Other countries (1)	93.5	66.0	19.8	179.3	98.3	95.2	19.4	212.9
	$324.4	$152.3	$48.3	$525.0	$214.8	$169.8	$45.5	$430.1

(1)Other countries includes locations that individually contributed to less than 10% of our total revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto included in "Item 1. Financial Statements" and with our annual report on Form 10-K for the year ended December 31, 2023. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

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

Demand for offshore drilling is impacted by fundamental supply and demand dynamics for crude oil. Since late 2022, Brent crude oil prices have been largely trading in a range between $70 and $90 per barrel, with OPEC+ members managing supply in an effort to keep the market in balance. The constructive oil price environment has led to an improvement in contracting and tendering activity and we believe is supportive of the current upcycle for our industry.

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

Inflationary pressures remain elevated and have resulted in increased personnel costs as well as in the prices of goods and services required to operate our rigs or execute capital projects. We expect that our costs will continue to rise in the near term and although certain of our long-term contracts contain provisions for escalating costs, we cannot predict with certainty our ability to successfully claim recoveries of higher costs from our customers under these contractual stipulations. Despite the inflationary trends, we continue to see recovery in our industry.

Backlog

Our contract drilling backlog reflects commitments, represented by signed drilling contracts, and is calculated by multiplying the contracted operating day rate by the contract period. The contracted day rate excludes certain types of lump sum fees for rig mobilization, demobilization, contract preparation, as well as customer reimbursables and bonus opportunities. Our backlog excludes ARO's backlog, but includes backlog from our rigs leased to ARO at the contractual rates, which are subject to adjustment under the terms of the shareholder agreement governing the joint venture (the "Shareholder Agreement").

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

The following table summarizes our and ARO's contract backlog of business as of April 30, 2024 and February 15, 2024 (in millions):

	April 30, 2024	February 15, 2024
Floaters (1)	$2,404.6	$2,531.7
Jackups(2)	1,184.9	1,167.4
Other (3)	427.7	222.3
Total	$4,017.2	$3,921.4
ARO (4)	$1,982.2	$2,138.1

(1)The decrease for Floaters is primarily due to revenues realized. This was partially offset by a six-month contract extension for VALARIS DS-9 offshore Angola and a 60-day contract extension for VALARIS DS-17 offshore Brazil, which resulted in incremental aggregate backlog of approximately $70.0 million.

(2)The increase for Jackups is due to a 770-day contract award for VALARIS 144, which resulted in incremental aggregate backlog of approximately $144.0 million. This increase was partially offset by revenues realized.

(3)Other includes the backlog for our managed rig services and the bareboat charter backlog for the jackup rigs leased to ARO to fulfill contracts between ARO and Saudi Aramco. Substantially all the operating costs for jackups leased to ARO through the bareboat charter agreements will be borne by ARO. The increase in Other is due to three-year contract extensions for our managed rigs, which resulted in incremental aggregate backlog of approximately $245.0 million, partially offset by revenues realized.

(4)The decrease in ARO backlog is due to revenues realized and a reduction of backlog of approximately $18.0 million attributable to the VALARIS 143 contract, which is expected to be terminated effective in May 2024 based on a suspension notice received in April.

BUSINESS ENVIRONMENT

Floaters

In recent years, the more constructive oil price environment has led to an improvement in contracting and tendering activity for floaters. The number of contracted benign environment floaters has increased to 127 at March 31, 2024 from a low of 101 in early 2021, contributing to a 13% increase in global utilization, from 73% to 86%, for the industry's marketed fleet over the same period. This increase in activity is particularly evident for 6th and 7th generation drillships, such as those included in our floater fleet. Utilization for the global marketed 6th and 7th generation drillship fleet is currently at 90% and has met or exceeded 90% since early 2023, resulting in a meaningful improvement in day rates for this class of assets.

Since the beginning of 2022, we have completed the reactivation of five previously stacked drillships and one stacked semisubmersible for attractive contracts, and we are currently reactivating another stacked drillship, VALARIS DS-7, for a long-term contract offshore West Africa expected to commence in mid-2024.

From a supply perspective, as of March 31, 2024, the number of benign environment floaters including stacked rigs declined by 41% to 166 from a peak of 281 in late 2014. Across the stacked drillship fleet and newbuild drillships remaining at South Korean shipyards, we believe there are only ten uncontracted drillships remaining that are likely reactivation candidates over the next few years, including VALARIS DS-11, VALARIS DS-13 and VALARIS DS-14. We anticipate that continued floater demand growth will further reduce available drillship capacity. Also, given the expected high construction cost and lack of shipyard capacity, we do not believe that market conditions are supportive of floater newbuild construction for the foreseeable future.

Jackups
Contracting and tendering activity for jackups has improved in recent years as a result of the more constructive oil price environment, and we have seen a corresponding increase in utilization. The number of contracted jackups has increased to 412 at March 31, 2024 from a low of 341 in early 2021, contributing to a 16% increase in global utilization, from 78% to 94%, for the industry's marketed fleet over the same period, which has led to a meaningful increase in day rates for jackups.
In early 2024, Saudi Arabia announced that they plan to maintain maximum sustainable capacity at 12 million barrels per day rather than pursuing their previously stated aim of increasing capacity to 13 million barrels per day. Following this announcement, Aramco sent contract suspension notices to several offshore drillers to suspend its contracts, which included notice to ARO with respect only to its contract for VALARIS 143, one of our nine jackups leased to ARO. Since the announcement, certain offshore drillers, including ARO, have announced contract suspensions for a total of 22 rigs, which represents 5% of the marketed jackup fleet. We believe that approximately half of these rigs are likely to be competitive in other higher-specification, benign environment regions and expect there to be sufficient incremental demand in these regions to absorb them in an orderly manner.

From a supply perspective, as of March 31, 2024, the number of jackups declined by 8% to 497 from a peak of 542 in early 2015. While the number of jackups has decreased less than floaters, 32% of the current jackup fleet is more than 30 years of age with limited useful lives remaining. Further, we believe that some of the jackups that are currently idle are not competitive, either due to their age or length of time stacked. Expenditures required to reactivate some of these rigs may prove cost prohibitive and drilling contractors may instead elect to scrap certain rigs. Excluding ARO's newbuild program, there are only 16 newbuild jackups remaining at shipyards, of which 11 are at Chinese shipyards, many of which are expected to be used locally in China.

RESULTS OF OPERATIONS

Management believes the comparison of the most recently completed quarter to the immediately preceding quarter provides more relevant information needed to understand and analyze the business. As such, as permitted under applicable SEC rules, we have elected to discuss any material changes in our results of operations by including a comparison of our most recently completed fiscal quarter ended March 31, 2024 (the "current quarter") to the immediately preceding fiscal quarter ended December 31, 2023 (the "preceding quarter"). We also continue to discuss any material changes in our results of operations for the three months ended March 31, 2024 compared to the corresponding period of the preceding fiscal year (the "prior year quarter"), as required under the applicable SEC rules.

Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023

The following table summarizes our Condensed Consolidated Results of Operations for the three months ended March 31, 2024 and December 31, 2023 (in millions, except percentages):

	Three Months Ended		Change	% Change
	March 31, 2024	December 31, 2023
Revenues	$525.0	$483.8	$41.2	9%
Operating expenses
Contract drilling (exclusive of depreciation)	444.8	402.0	42.8	11%
Depreciation	26.8	27.5	(0.7)	(3)%
General and administrative	26.5	24.3	2.2	9%
Total operating expenses	498.1	453.8	44.3	10%
Equity in earnings of ARO	2.4	8.3	(5.9)	(71)%
Operating income	29.3	38.3	(9.0)	(23)%
Other income, net	9.1	—	9.1	NM
Provision (benefit) for income taxes	12.9	(790.2)	803.1	(102)%
Net income	25.5	828.5	(803.0)	(97)%
Net loss attributable to noncontrolling interests	—	6.7	(6.7)	NM
Net income attributable to Valaris	$25.5	$835.2	$(809.7)	(97)%
NM - Not meaningful

Revenue increased in the current quarter, compared to the preceding quarter, primarily due to $30.2 million of incremental revenue earned for VALARIS DS-8, which completed its reactivation and commenced a new contract late in the preceding quarter and a $4.6 million increase from revenues earned from lease agreements with ARO. For the remaining fleet, there were net increases of $8.2 million and $3.0 million from higher average daily revenue and customer reimbursable revenue, respectively, partially offset by a net decrease of $4.8 million from fewer operating days.

Contract drilling expense increased in the current quarter, compared to the preceding quarter, primarily due to a $16.9 million increase in repair costs associated with contract preparation, special periodic surveys for certain rigs and other scheduled repairs and maintenance. In addition, there were $8.0 million of higher costs related to certain claims, $7.3 million of incremental costs for VALARIS DS-8, a $4.0 million increase in VALARIS DS-7 reactivation costs and a $2.8 million increase in reimbursable costs.

Other income, net, increased primarily due to a $12.3 million increase in foreign currency gains and a $4.0 million decrease in interest expense, partially offset by a $6.2 million decrease in interest income.

Discrete income tax benefits for the current quarter and preceding quarter were $6.6 million and $2.5 million, respectively and were primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, partially offset by the resolution of prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense increased to $19.5 million for the current quarter from $787.7 million tax benefit for the preceding quarter, primarily due to a $799.5 million deferred tax benefit recognized in the preceding quarter to reduce our valuation allowance on deferred tax assets.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table summarizes our Condensed Consolidated Results of Operations for the three months ended March 31, 2024 and 2023 (in millions, except percentages):

	Three Months Ended		Change	% Change
	March 31, 2024	March 31, 2023
Revenues	$525.0	$430.1	$94.9	22%
Operating expenses
Contract drilling (exclusive of depreciation)	444.8	377.2	67.6	18%
Depreciation	26.8	23.3	3.5	15%
General and administrative	26.5	24.4	2.1	9%
Total operating expenses	498.1	424.9	73.2	17%
Equity in earnings of ARO	2.4	3.3	(0.9)	(27)%
Operating income	29.3	8.5	20.8	245%
Other income, net	9.1	12.5	(3.4)	(27)%
Provision (benefit) for income taxes	12.9	(27.6)	40.5	(147)%
Net income	25.5	48.6	(23.1)	(48)%
Net income attributable to noncontrolling interests	—	(1.9)	1.9	NM
Net income attributable to Valaris	$25.5	$46.7	$(21.2)	(45)%
NM - Not meaningful

Revenues increased in the current quarter, compared to the prior year quarter, primarily due to $86.7 million of incremental revenue earned for VALARIS DS-17 and VALARIS DS-8, which both commenced contracts following reactivation in the second half of 2023. For the remaining fleet, there were increases of $20.8 million and $8.0 million from higher average daily revenue and customer reimbursable revenue, respectively, partially offset by a net decrease of $21.9 million from fewer operating days.

Contract drilling expense increased in the current quarter, compared to the prior year quarter, primarily due to $47.5 million of incremental costs incurred for VALARIS DS-17 and VALARIS DS-8. For the remaining fleet, personnel-related costs for rigs that operated in both comparative periods increased $16.4 million, partially driven by wage increases in certain regions and incentive compensation costs, and there were also increases of $8.2 million attributable to reimbursable expense, $3.3 million of costs associated with integrated services, $3.1 million related to costs for certain claims and $2.2 million in reactivation costs. These increases were partially offset by a $20.8 million decrease in costs for certain jackups that were idle or between contracts in the current quarter.

Depreciation expense increased primarily due to new assets placed in service for certain rigs that underwent reactivation projects and capital upgrades.

Other income, net, decreased primarily due to a $6.6 million increase in interest expense and a $2.0 million decrease in interest income, partially offset by a $4.9 million increase in foreign currency gains.

Discrete income tax benefit for the current quarter was $6.6 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, partially offset by the resolution of prior period tax matters. Discrete income tax benefit for the prior year quarter was $43.8 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Excluding the aforementioned discrete tax items, income tax expense for the current quarter and prior year quarter was $19.5 million and $16.2 million, respectively.

Rig Counts, Utilization and Average Daily Revenue

The following table summarizes the total and active offshore drilling rigs for Valaris and ARO as of the following dates:

	March 31, 2024	December 31, 2023	March 31, 2023
Total Fleet
Floaters (1)	18	18	16
Jackups(2)	26	27	28
Other(3)	9	8	8
Total Fleet - Valaris	53	53	52
ARO(4)	8	8	7

Active Fleet(5)
Floaters(6)	13	13	12
Jackups(2)	19	20	21
Other(3)	9	8	8
Active Fleet - Valaris	41	41	41
ARO(4)	8	8	7

(1)During the fourth quarter of 2023, we took delivery of VALARIS DS-13 and VALARIS DS-14.
(2)During the second quarter of 2023, we sold VALARIS 54. During the first quarter of 2024, we leased VALARIS 108 to ARO.
(3)This represents the jackup rigs leased to ARO through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. Rigs leased to ARO operate under long-term contracts with Saudi Aramco. During the first quarter of 2024, we leased VALARIS 108 to ARO.
(4)This represents the jackup rigs owned by ARO, which are operating under long-term contracts with Saudi Aramco, including Kingdom 1, a jackup rig, which was delivered in the fourth quarter of 2023.
(5)Active fleet represents rigs that are not preservation stacked and includes rigs that are in the process of being reactivated.

(6)During the third quarter of 2023, we began reactivating VALARIS DS-7 for a 12-well contract offshore West Africa.

We provide management services in the U.S. Gulf of Mexico on two rigs owned by a third-party that are not included in the table above.

Additionally, ARO has ordered a newbuild jackup, which is under construction in the Middle East and expected to be delivered in the second quarter of 2024. This rig is not included in the table above.

Operating results for our contract drilling services segment are largely dependent on two primary revenue metrics: utilization and day rates. The following table summarizes our and ARO's rig utilization and average daily revenue by reportable segment:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Rig Utilization - Total Fleet(1)
Floaters	61%	58%	58%
Jackups	53%	62%	62%
Other (2)	100%	100%	100%
Total Valaris	64%	68%	68%
ARO	92%	95%	93%

Rig Utilization - Active Fleet(1)
Floaters	84%	72%	82%
Jackups	71%	83%	81%
Other (2)	100%	100%	100%
Total Valaris	82%	84%	86%
ARO	92%	95%	93%

Average Daily Revenue(3)
Floaters	$312,000	$285,000	$245,000
Jackups	108,000	111,000	104,000
Other (2)	45,000	39,000	44,000
Total Valaris	$153,000	$136,000	$124,000
ARO	$102,000	$98,000	$98,000

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

(3)Average daily revenue is derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues, revenues earned during suspension periods and revenues attributable to amortization of drilling contract intangibles, by the aggregate number of operating days. Beginning with the third quarter of 2023, we began presenting average daily revenue instead of the previously reported average day rate metric, which further excluded lump-sum revenues and amortization thereof. Average daily revenue is a more comprehensive measurement of our revenue-earning performance and more closely aligns with the calculation methodology used by our closest offshore drilling peers. The prior year quarter has been adjusted to conform with the current period presentation.

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
Segment information for the current quarter, preceding quarter and prior year quarter is as follows (in millions):

Three Months Ended March 31, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$324.4	$152.3	$138.3	$48.3	$(138.3)	$525.0
Operating expenses
Contract drilling (exclusive of depreciation)	253.4	133.9	98.3	22.2	(63.0)	444.8
Depreciation	13.2	10.4	19.0	1.3	(17.1)	26.8
General and administrative	—	—	5.8	—	20.7	26.5
Equity in earnings of ARO	—	—	—	—	2.4	2.4
Operating income	$57.8	$8.0	$15.2	$24.8	$(76.5)	$29.3

Three Months Ended December 31, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$263.2	$179.3	$133.7	$41.3	$(133.7)	$483.8
Operating expenses
Contract drilling (exclusive of depreciation)	226.0	123.3	88.0	18.0	(53.3)	402.0
Depreciation	15.0	11.2	19.5	1.2	(19.4)	27.5
General and administrative	—	—	6.3	—	18.0	24.3
Equity in earnings of ARO	—	—	—	—	8.3	8.3
Operating income	$22.2	$44.8	$19.9	$22.1	$(70.7)	$38.3

Three Months Ended March 31, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$214.8	$169.8	$123.6	$45.5	$(123.6)	$430.1
Operating expenses
Contract drilling (exclusive of depreciation)	174.6	148.9	90.9	20.2	(57.4)	377.2
Depreciation	13.0	9.0	15.0	1.3	(15.0)	23.3
General and administrative	—	—	4.6	—	19.8	24.4
Equity in earnings of ARO	—	—	—	—	3.3	3.3
Operating income	$27.2	$11.9	$13.1	$24.0	$(67.7)	$8.5

Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023

Floaters

Floater revenue increased $61.2 million, or 23%, for the current quarter as compared to the preceding quarter, primarily due to $30.2 million of revenue earned by VALARIS DS-8, which commenced a new contract in late December 2023 after its reactivation and a net increase in operating days and higher average daily revenue of $28.2 million and $4.6 million, respectively, for the remaining floater fleet.

Floater contract drilling expense increased $27.4 million, or 12%, for the current quarter as compared to the preceding quarter, primarily due to incremental costs of $7.3 million for VALARIS DS-8. For the remaining floater fleet, there was a $6.6 million increase in costs for scheduled repairs and maintenance, a $6.6 million increase for certain rigs operating that had been mobilizing or idle between contracts in the preceding quarter, a $4.0 million increase in VALARIS DS-7 reactivation costs and a $3.4 million increase in costs for certain claims.

Jackups

Jackup revenues decreased $27.0 million, or 15%, for the current quarter as compared to the preceding quarter, primarily due to a $32.7 million decrease resulting from lower operating days due to certain rigs that were mobilizing or idle between contracts in the current quarter. This decrease was partially offset by higher customer reimbursable revenue of $3.4 million.

Jackup contract drilling expense increased $10.6 million, or 9%, for the current quarter as compared to the preceding quarter, primarily due to a $8.2 million increase in repair costs associated with contract preparation and special periodic surveys for certain rigs, a $4.7 million increase in costs for certain claims and a $3.3 million increase in reimbursable cost. These increases were partially offset by a $5.8 million net decrease in costs due to certain rigs that were mobilizing or idle between contracts in the current quarter.

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

ARO revenue increased $4.6 million, or 3%, for the current quarter as compared to the preceding quarter, primarily due to $6.7 million of higher revenue from Kingdom 1, which commenced operations in November 2023, and VALARIS 108, which ARO started leasing from us in March 2024. These increases were partially offset by $2.1 million of lower revenue for certain rigs, which were undergoing maintenance projects during the current quarter.

ARO contract drilling expense increased $10.3 million, or 12%, for the current quarter as compared to the preceding quarter, primarily due to a $7.4 million increase in bareboat charter lease expense, inclusive of certain adjustments, and a $2.4 million increase in repair costs for certain rigs.

Other

Other revenue increased $7.0 million, or 17%, for the current quarter as compared to the preceding quarter, primarily due to $4.6 million of higher revenues earned from lease agreements with ARO, an increase of $1.4 million from higher average daily revenues earned by our managed rigs in relation to contract extensions executed during the current quarter at higher rates and a $1.2 million increase in customer reimbursable revenue.

Other contract drilling expense increased $4.2 million, or 23%, for the current quarter as compared to the preceding quarter, primarily due to $2.1 million increase in repair and maintenance costs related to special periodic surveys for certain rigs and $1.2 million in reimbursable costs.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Floaters

Floater revenue increased $109.6 million, or 51%, for the current quarter compared to the prior year quarter, primarily due to $86.7 million from VALARIS DS-17 and VALARIS DS-8, which commenced new contracts in the second half of 2023. For the remaining floater fleet, there was a net increase of $22.5 million and $4.0 million from higher average daily revenues and customer reimbursable revenue, respectively, partially offset by a net decrease of $3.6 million from fewer operating days.

Floater contract drilling expense increased $78.8 million, or 45%, for the current quarter compared to the prior year quarter, primarily due to $47.5 million of incremental cost incurred for VALARIS DS-17 and VALARIS DS-8. For the remaining floater fleet, personnel-related costs increased by $9.7 million, partially driven by wage increases in certain regions and incentive compensation costs. In addition, reimbursable expense, repair and maintenance costs, costs related to integrated services and reactivation expense increased by $4.1 million, $3.5 million, $3.3 million and $2.2 million, respectively.

Jackups

Jackup revenues decreased $17.5 million, or 10%, for the current quarter compared to the prior year quarter, primarily due to a decrease of $18.5 million resulting from lower operating days primarily due to certain rigs that were mobilizing or preparing for contracts in the current quarter and the sale of VALARIS 54, which operated in the prior year quarter, and $3.9 million lower average daily revenue for certain rigs. These decreases were partially offset by a $3.9 million increase in reimbursable revenues.

Jackup contract drilling expense decreased $15.0 million, or 10%, for the current quarter compared to the prior year quarter, primarily due to $20.8 million of lower costs for rigs that were idle or between contracts in the current quarter and a $5.1 million decrease in repair costs for certain rigs. These decreases were partially offset by a $5.4 million increase in personnel-related costs related to rigs that were operating in both comparative periods, partially driven by wage increases in certain regions and incentive compensation costs, and a $4.0 million increase in reimbursable costs.

ARO

ARO revenue increased $14.7 million, or 12%, for the current quarter compared to the prior year quarter, primarily due to a $13.9 million increase from Kingdom 1, which commenced operations in November 2023, and VALARIS 108, which ARO started leasing from us in March 2024.

ARO contract drilling expense increased $7.4 million or 8% for the current quarter compared to the prior year quarter, primarily due to a $4.5 million increase in operating costs for Kingdom 1 and VALARIS 108, and a $1.8 million increase in repair and maintenance costs for certain rigs.

ARO depreciation expense increased $4.0 million, or 27%, for the current quarter compared to the prior year quarter, primarily due to the addition of Kingdom 1 to the active fleet.

Other

Other revenue increased $2.8 million, or 6%, for the current quarter compared to the prior year quarter, primarily due to $2.2 million from higher average daily revenues earned by our managed rigs in relation to contract extensions executed during the current quarter at higher rates.

Other Income (Expense)

The following table summarizes other income (expense) (in millions):

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Interest income	$21.0	$27.2	$23.0
Interest expense	(17.7)	(21.7)	(11.1)
Net foreign currency exchange gains (losses)	5.4	(6.9)	0.5
Other, net	0.4	1.4	0.1
	$9.1	$—	$12.5

Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023

Interest income decreased $6.2 million, or 23%, for the current quarter compared to the preceding quarter, primarily due to a decrease of $5.3 million in interest income on cash equivalents due to a lower average balance during the current quarter.

Interest expense decreased $4.0 million, or 18%, for the current quarter compared to the preceding quarter, primarily due to a $3.7 million increase in capitalized interest due to VALARIS DS-13 and VALARIS DS-14, which were delivered in the preceding quarter.

Net foreign currency exchange gains increased $12.3 million for the current quarter compared to the preceding quarter's losses, primarily driven by favorable exchange rate movements in euros, Norwegian kroner, Brazilian reals and British pounds.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Interest income decreased $2.0 million, or 9%, for the current quarter compared to the prior year quarter, primarily due to a decrease of $1.6 million in interest income on cash equivalents due to a lower average balance in the current quarter.

Interest expense increased $6.6 million, or 59%, for the current quarter compared to the prior year quarter, primarily due to a $13.4 million increase in interest expense due to a higher principal debt balance. This increase was partially offset by a $6.8 million increase in capitalized interest primarily due to VALARIS DS-13 and VALARIS DS-14, which were delivered in the preceding quarter, and certain rigs that underwent reactivation projects and capital upgrades.

Net foreign currency exchange gains increased $4.9 million for the current quarter compared to the prior year quarter, primarily driven by favorable exchange rate movements in the euros and Nigerian naira.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents and cash flows from operations. Additionally, we have liquidity available under our senior secured revolving credit agreement (the "Credit Agreement"). We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures from cash and cash equivalents, cash flows from operations, as well as cash to be received from maturity of our Notes Receivable from ARO and from the distribution of earnings from ARO. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs. However, the Indenture, dated as of April 19, 2023 (the "Indenture"), and the Credit Agreement contain covenants that limit our ability to incur additional indebtedness.

Our cash and cash equivalents as of March 31, 2024 and December 31, 2023 were $494.1 million and $620.5 million, respectively. We have no debt principal payments due until 2030 and had $375.0 million available for borrowing, including up to $150.0 million for the issuance of letters of credit, under the Credit Agreement as of April 26, 2024. See below and "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the Credit Agreement and the 8.375% Second Lien Notes due 2030 (the "Second Lien Notes").

Financing

Second Lien Notes

On April 19, 2023, and August 21, 2023, the Company and Valaris Finance Company LLC ("Valaris Finance," together, the "Issuers") issued and sold $700.0 million and $400.0 million in aggregate principal amount of Secured Second Lien Notes, respectively (collectively referred to as the "Second Lien Notes"). The Second Lien Notes mature on April 30, 2030 and bear an interest rate of 8.375% per annum. See "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the Second Lien Notes.

Senior Secured Revolving Credit Agreement

On April 3, 2023, the Company entered into the Credit Agreement, which provides for commitments permitting borrowings of up to $375.0 million (which may be increased, subject to the agreement of lenders to provide such additional commitments and the satisfaction of certain conditions, by an additional $200.0 million pursuant to the terms of the Credit Agreement) and includes a $150.0 million sublimit for the issuance of letters of credit. Valaris Finance and certain other subsidiaries guarantee our obligations under the Credit Agreement, and the lenders have a first priority lien on the assets securing the Credit Agreement. See "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the Credit Agreement.

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

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$26.3	$151.7
Capital expenditures	$(151.3)	$(56.3)

During the three months ended March 31, 2024, we generated $26.3 million of cash flow from operating activities primarily due to operating income for the quarter of $29.3 million and other changes in working capital. Our primary uses of cash were $151.3 million for maintenance and upgrades of our drilling rigs, including reactivation costs and costs to mobilize the recently delivered VALARIS DS-13 and DS-14 to their stacking location.

During the three months ended March 31, 2023, we generated $151.7 million of cash flow from operating activities primarily due to the collection of $45.9 million for certain tax receivables and other changes in working capital. Our primary uses of cash were $56.3 million for maintenance and upgrades of our drilling rigs, including reactivations.

We continue to take a disciplined approach to reactivations of our stacked rigs, only reactivating them to the active fleet for opportunities that provide meaningful returns. Generally, most of the reactivation cost will be operating expenses, recognized in the income statement, related to de-preservation activities, including reinstalling key pieces of equipment and crew costs. Capital expenditures during reactivations include rig modifications, equipment overhauls and any customer required capital upgrades. Reactivation costs incurred for the recently delivered VALARIS DS-13 and VALARIS DS-14 would be capitalized as such activities would be required to prepare the rigs for their intended use. We would generally expect to be compensated for any customer-specific enhancements.

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

Based on our current projections, we expect capital expenditures during 2024 to approximate $420.0 million to $460.0 million, primarily relating to maintenance and upgrade projects, including rig reactivation and associated contract-specific capital expenditures. During 2024, we expect to receive upfront payments from our customers of approximately $55.0 million related to these projects. Depending on market conditions, contracting activity and future opportunities, we may reactivate additional rigs or make additional capital expenditures to upgrade rigs for customer requirements and acquire additional rigs.

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

The following table summarizes the maturity schedule of our Notes Receivable from ARO as of March 31, 2024 (in millions):

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

Share Repurchase Program

Our board of directors has authorized a share repurchase program under which we may purchase up to $600.0 million of our outstanding Common shares. As of March 31, 2024, we had approximately $400.0 million available for share repurchases pursuant to the program. See "Note 9 - Shareholders' Equity" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on our share repurchase program.

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of March 31, 2024, we were contingently liable for an aggregate amount of $97.2 million under outstanding letters of credit, which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of March 31, 2024, we had collateral deposits in the amount of $13.2 million with respect to these agreements.

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The first newbuild rig, Kingdom 1, was delivered in the fourth quarter 2023, and the second is expected to be delivered in the second quarter of 2024. In October 2023, ARO entered into a $359.0 million term loan to finance the remaining payments due upon delivery of the two rigs and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. Our Notes Receivable from ARO are subordinated and junior in right of payment to ARO’s term loan.

ARO is expected to commit to orders for two additional newbuild jackups in the near term and intends for these newly ordered jackup rigs to be financed out of cash on hand or from operations or funds available from third-party financing. In the event ARO has insufficient cash or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Beginning with the delivery of the second newbuild, each partner's commitment shall be reduced by the lesser of the actual cost of each newbuild rig or $250.0 million on a proportionate basis. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on ARO.

Tax Assessments

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR 117.0 million (approximately $25.0 million converted at current period-end exchange rates), including a late payment penalty. Based on this development, we may be required to pay the full amount to further contest the assessment. We have not recorded a liability for uncertain tax positions as of March 31, 2024, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and will vigorously contest this assessment.

In December 2023, one of our Luxembourg subsidiaries received tax assessments for fiscal years 2019, 2020, 2021 and 2023. In February 2024, the Luxembourg tax authorities rescinded the portion of the assessment relating to 2023, resulting in a revised aggregate tax assessment of approximately €60.0 million (approximately $63.0 million converted at current period-end exchange rates). We recorded a liability for uncertain tax positions for this amount in the fourth quarter of 2023 and contested the validity and amount of the assessments. In April 2024, we received a favorable decision from the Luxembourg tax authorities stating that the assessments for the 2019-2021 tax years are not enforceable. As a result, we will reverse the uncertain tax position liability for the previously issued assessments and recognize a tax benefit of approximately $63.0 million in our condensed consolidated statements of operations during the second quarter of 2024. See Note 10 – Income Taxes to our condensed consolidated financial statements included in “Item 1. Financial Statements” for information on this matter.

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million (approximately $66.0 million converted at current quarter-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29.0 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have a $18.2 million liability for unrecognized tax benefits relating to these assessments as of March 31, 2024. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns. We continue to focus on our fleet management strategy in light of the composition of our rig fleet. While taking into account certain restrictions on the sales of assets under our debt agreements, as part of our strategy, we may act opportunistically from time to time to monetize assets to enhance stakeholder value and improve our liquidity profile, in addition to reducing holding costs by selling or disposing of lower-specification or non-core rigs. See "Note 8 - Debt" to our condensed consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023 for additional information on restrictions on the sales of assets.

MARKET RISK

Interest Rate Risk

Our outstanding debt at March 31, 2024 consisted of our $1.1 billion aggregate principal amount of Second Lien Notes. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates impacting the fair value of the debt.

Our Credit Agreement provides for commitments permitting borrowings of up to $375.0 million at March 31, 2024. As the interest rates for such borrowings are at variable rates, we are subject to interest rate risk. As of March 31, 2024, we had no outstanding borrowings under the Credit Agreement.

Our Notes Receivable from ARO bear interest based on the one-year term SOFR rate, set as of the end of the year prior to the year applicable, plus 2.10%. As the Notes Receivable from ARO bear interest on the applicable SOFR rate determined at the end of the preceding year, the rate governing our interest income in 2024 has already been determined. A hypothetical 1% decrease to SOFR would decrease interest income for the year ended December 31, 2024 by $4.0 million based on the principal amount outstanding at March 31, 2024 of $402.7 million.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2023, included in our annual report on Form 10-K filed with the SEC on February 22, 2024. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our condensed consolidated financial statements.

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, income taxes and pension and other post-retirement benefits. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2023.

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

Based on their evaluation as of March 31, 2024, our management, with the participation of our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2019, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.4 million liability related to these matters was included in Accrued liabilities and other on our Condensed Consolidated Balance Sheet as of March 31, 2024 included in "Item 1. Financial Statements."

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

Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the other information presented in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2023, which contains descriptions of significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our board of directors has authorized a share repurchase program up to $600.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and is subject to compliance with applicable covenants and restrictions under our financing agreements. The amount remaining for purchase was approximately $400.0 million as of March 31, 2024. There were no share repurchases under this program during the three months ended March 31, 2024.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit Number	Exhibit
+*10.1	2024 Form of PSU Award Agreement
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included with Exhibit 101 attachments).
*   Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan and arrangement required to be filed as an exhibit pursuant to Item 6 of this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris Limited

Date:	May 2, 2024	/s/ CHRISTOPHER T. WEBER
Christopher T. Weber Senior Vice President and Chief Financial Officer

/s/ MELISSA BARRON
Melissa Barron Controller (principal accounting officer)