Form 10-Q
period 2024-06-30
Valaris Ltd
filed 2024-08-01
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

As of July 25, 2024, there were 72,750,708 Common Shares of the registrant outstanding.

VALARIS LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

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
In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report, and "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2023, which is available on the U.S. Securities and Exchange Commission website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
OPERATING REVENUES	$610.1	$415.2	$1,135.1	$845.3
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	438.7	373.5	883.5	750.7
Depreciation	29.7	24.5	56.5	47.8
General and administrative	32.5	26.4	59.0	50.8
Total operating expenses	500.9	424.4	999.0	849.3
EQUITY IN EARNINGS (LOSSES) OF ARO	(0.3)	(0.7)	2.1	2.6
OPERATING INCOME (LOSS)	108.9	(9.9)	138.2	(1.4)
OTHER INCOME (EXPENSE)
Interest income	31.0	24.6	52.0	47.6
Interest expense, net	(22.6)	(16.7)	(40.3)	(27.8)
Other, net	3.5	(0.8)	9.3	(0.2)
	11.9	7.1	21.0	19.6
INCOME (LOSS) BEFORE INCOME TAXES	120.8	(2.8)	159.2	18.2
PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax expense (benefit)	(43.5)	22.0	(32.6)	(10.2)
Deferred income tax expense	13.5	2.5	15.5	7.1
	(30.0)	24.5	(17.1)	(3.1)
NET INCOME (LOSS)	150.8	(27.3)	176.3	21.3
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.2)	(2.1)	(1.2)	(4.0)
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$149.6	$(29.4)	$175.1	$17.3
EARNINGS (LOSS) PER SHARE
Basic	$2.07	$(0.39)	$2.42	$0.23
Diluted	$2.03	$(0.39)	$2.38	$0.23
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	72.4	74.8	72.4	75.0
Diluted	73.7	74.8	73.7	76.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME (LOSS)	$150.8	$(27.3)	$176.3	$21.3
OTHER COMPREHENSIVE LOSS, NET
Net reclassification adjustment for amounts recognized in net income as a component of net periodic pension benefit	(0.2)	(0.1)	(0.4)	(0.2)
Other	(0.6)	(0.2)	(0.5)	(0.3)
NET OTHER COMPREHENSIVE LOSS	(0.8)	(0.3)	(0.9)	(0.5)
COMPREHENSIVE INCOME (LOSS)	150.0	(27.6)	175.4	20.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.2)	(2.1)	(1.2)	(4.0)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$148.8	$(29.7)	$174.2	$16.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$398.3	$620.5
Restricted cash	12.0	15.2
Accounts receivable, net	631.7	459.3
Other current assets	182.6	177.2
Total current assets	1,224.6	1,272.2
PROPERTY AND EQUIPMENT, AT COST	2,120.7	1,889.0
Less accumulated depreciation	311.3	255.2
Property and equipment, net	1,809.4	1,633.8
LONG-TERM NOTES RECEIVABLE FROM ARO	259.2	282.3
INVESTMENT IN ARO	126.5	124.4
DEFERRED TAX ASSETS	841.1	855.1
OTHER ASSETS	154.8	154.4
	$4,415.6	$4,322.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$347.0	$400.1
Accrued liabilities and other	360.6	344.2
Total current liabilities	707.6	744.3
LONG-TERM DEBT	1,081.0	1,079.3
DEFERRED TAX LIABILITIES	31.2	29.9
OTHER LIABILITIES	408.4	471.7
Total liabilities	2,228.2	2,325.2
COMMITMENTS AND CONTINGENCIES (Note 11)
VALARIS SHAREHOLDERS' EQUITY
Common shares, $0.01 par value, 700.0 shares authorized, 75.4 shares issued, 72.4 shares outstanding as of June 30, 2024 and December 31, 2023	0.8	0.8
Preference shares, $0.01 par value, 150.0 shares authorized, no shares issued as of June 30, 2024 and December 31, 2023	—	—
Stock warrants	16.4	16.4
Additional paid-in capital	1,134.8	1,119.8
Retained earnings	1,200.6	1,025.5
Accumulated other comprehensive income	24.3	25.2
Treasury shares, at cost, 3.0 shares as of June 30, 2024 and December 31, 2023	(200.1)	(200.1)
Total Valaris shareholders' equity	2,176.8	1,987.6
NONCONTROLLING INTERESTS	10.6	9.4
Total equity	2,187.4	1,997.0
	$4,415.6	$4,322.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$176.3	$21.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	56.5	47.8
Accretion of discount on the Notes Receivable from ARO	(27.6)	(14.0)
Deferred income tax expense	15.5	7.1
Share-based compensation expense	15.4	12.7
Equity in earnings of ARO	(2.1)	(2.6)
(Gain) loss on asset disposals	0.1	(27.9)
Loss on extinguishment of debt	—	29.2
Changes in contract liabilities	(24.8)	(7.5)
Changes in deferred costs	(0.8)	(6.9)
Other	4.2	2.5
Changes in other operating assets and liabilities	(168.8)	63.5
Contributions to pension plans and other post-retirement benefits	(6.1)	(2.6)
Net cash provided by operating activities	37.8	122.6
INVESTING ACTIVITIES
Additions to property and equipment	(261.5)	(127.3)
Net proceeds from disposition of assets	0.1	29.1
Net cash used in investing activities	(261.4)	(98.2)
FINANCING ACTIVITIES
Payments for share repurchases	(1.4)	(64.4)
Issuance of Second Lien Notes	—	700.0
Redemption of First Lien Notes	—	(571.8)
Debt issuance costs	—	(31.0)
Other	(0.4)	(0.4)
Net cash provided by (used in) financing activities	(1.8)	32.4
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(225.4)	56.8
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	635.7	748.5
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$410.3	$805.3

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

Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2024, or for any future period. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024 (our "Annual Report").

Summary of Significant Accounting Policies

Please refer to "Note 1. Description of the Business and Summary of Significant Accounting Policies" of our Consolidated Financial Statements from our Annual Report for the discussion of our significant accounting policies. Certain previously reported amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

Accounting pronouncements to be adopted

Improvements to Reportable Segment Disclosures - In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("Update 2023-07"), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in Update 2023-07 require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented, and early adoption is permitted. We will adopt Update 2023-07 in the period required and while it will require us to expand certain disclosures within the notes to our condensed consolidated financial statements, we do not expect the adoption to have a material impact on our consolidated financial position, operating results and cash flows.

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

The remaining duration of our drilling contracts based on those in place as of June 30, 2024 was between approximately 1 month and 5 years.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	June 30, 2024	December 31, 2023
Current contract assets	$0.9	$1.5
Noncurrent contract assets	$10.5	$4.5
Current contract liabilities (deferred revenue)	$117.3	$116.2
Noncurrent contract liabilities (deferred revenue)	$63.0	$37.6

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2023	$6.0	$153.8
Revenue recognized in advance of right to bill customer	7.4	—
Increase due to revenue deferred during the period	—	116.9
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(64.0)
Decrease due to amortization of deferred revenue added during the period	—	(20.7)
Decrease due to transfer to receivables and payables during the period	(2.0)	(5.7)
Balance as of June 30, 2024	$11.4	$180.3

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Deferred contract costs are included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $87.8 million and $85.1 million as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, amortization of such costs totaled $25.7 million and $49.1 million, respectively. During the three and six months ended June 30, 2023, amortization of such cost totaled $17.7 million and $37.7 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $12.6 million and $14.5 million as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, amortization of such costs totaled $2.5 million and $5.6 million, respectively. During the three and six months ended June 30, 2023, amortization of such costs totaled $3.5 million and $6.2 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

The table below reflects the expected future amortization of our contract liabilities and deferred costs recorded as of June 30, 2024. In the case of our contract liabilities related to our bareboat charter arrangements with ARO, the contract liability is not amortized and as such, the amount is reflected in the table below at the end of the current lease term. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

	(In millions)
	Remaining 2024	2025	2026	2027 and Thereafter	Total
Amortization of contract liabilities	$84.6	$55.8	$34.0	$5.9	$180.3
Amortization of deferred costs	$60.4	$24.5	$14.6	$0.9	$100.4

Note 3 -Equity Method Investment in ARO

Background

ARO is a 50/50 unconsolidated joint venture between the Company and Saudi Aramco that owns and operates jackup drilling rigs in Saudi Arabia. As of June 30, 2024, ARO owns nine jackup rigs and leases nine rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO.

The shareholder agreement governing the joint venture (the "Shareholder Agreement") specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. In January 2020, ARO ordered the first two newbuild jackups, the first of which, Kingdom 1, was delivered and commenced operations in the fourth quarter of 2023, and the second, Kingdom 2, was delivered in the second quarter of 2024 and is expected to commence operations in the third quarter of 2024. ARO is expected to commit to orders for two additional newbuild jackups in the near term. In connection with these plans, we have a potential obligation to fund ARO for newbuild jackup rigs. See "Note 11 - Contingencies" for additional information.

Summarized Financial Information

The operating revenues of ARO presented below reflect revenues earned under drilling contracts with Saudi Aramco for the ARO-owned jackup rigs as well as the rigs leased from us. Contract drilling expense is inclusive of the bareboat charter fees for the rigs leased from us. See additional discussion below regarding these related-party transactions.

Summarized financial information for ARO is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$124.2	$117.8	$262.5	$241.4
Operating expenses
Contract drilling (exclusive of depreciation)	94.1	95.0	192.4	185.9
Depreciation	19.7	15.6	38.7	30.6
General and administrative	5.5	5.7	11.3	10.3
Operating income	4.9	1.5	20.1	14.6
Other expense, net	13.4	8.8	26.5	19.2
Provision (benefit) for income taxes	(1.8)	—	1.9	1.9
Net Loss	$(6.7)	$(7.3)	$(8.3)	$(6.5)

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$131.7	$92.9
Other current assets	157.8	184.0
Non-current assets	1,214.4	1,081.0
Total assets	$1,503.9	$1,357.9

Current liabilities	$173.2	$136.0
Non-current liabilities	1,172.2	1,056.8
Total liabilities	$1,345.4	$1,192.8

Equity in Earnings (Losses) of ARO

We account for our interest in ARO using the equity method of accounting and only recognize our portion of ARO's net income (loss), adjusted for basis differences as discussed below, in Equity in earnings (losses) of ARO in our Condensed Consolidated Statements of Operations.

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

Basis differences are amortized over the remaining life of the assets or liabilities to which they relate and are recognized as an adjustment to the Equity in earnings (losses) of ARO in our Condensed Consolidated Statements of Operations. The amortization of those basis differences is combined with our 50% interest in ARO's net income (loss). A reconciliation of those components is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
50% interest in ARO net loss	$(3.4)	$(3.7)	$(4.2)	$(3.3)
Amortization of basis differences	3.1	3.0	6.3	5.9
Equity in earnings (losses) of ARO	$(0.3)	$(0.7)	$2.1	$2.6

Related-Party Transactions

During the three and six months ended June 30, 2024, revenues recognized by us related to the Lease Agreements were $12.6 million and $31.6 million, respectively. During the three and six months ended June 30, 2023, revenues recognized by us related to the Lease Agreements were $16.8 million and $35.6 million, respectively.

Our balances related to the ARO lease agreements were as follows (in millions):

	June 30, 2024	December 31, 2023
Amounts receivable (1)	$27.9	$10.2
Contract liabilities(2)	$22.2	$15.9
Accounts payable(2)	$13.9	$57.7

(1)Amounts receivable from ARO is included in Accounts receivable, net in our Condensed Consolidated Balance Sheets.
(2)The per day bareboat charter amount in the Lease Agreements is subject to adjustment based on actual performance of the respective rig and therefore, the corresponding contract liabilities are subject to adjustment during the lease term. Upon completion of the lease term, such amount becomes a payable to or a receivable from ARO. As a result of the Net Settlement Agreement, as defined below, a portion of our accounts payable to ARO was reduced by $50.7 million in June of 2024.

During 2017 and 2018, the Company contributed assets to ARO in exchange for 10-year Notes Receivable from ARO. The Notes Receivable, as amended in December 2023, bear interest based on a one-year term SOFR, set as of the end of the year prior to the applicable year, plus 2.10%. The Notes Receivable from ARO were adjusted to their estimated fair value in fresh start accounting upon emergence from bankruptcy in 2021 and the resulting discount to the principal amount is being amortized using the effective interest method to interest income over the remaining terms of the notes.

Under the Shareholder Agreement, a contract liability is created when amounts which the Company bills in accordance with its Lease Agreements are in excess of lease revenues earned. These contract liabilities are required to be settled in cash. In June 2024, the Company and ARO executed a net settlement agreement (the “Net Settlement Agreement”) whereby $50.7 million of accounts payable due to ARO, which related to lease revenue adjustments resulting from the actual performance of rigs leased to ARO between 2018 and early 2023, was net settled against a portion of the Notes Receivable from ARO retroactive to January 1, 2024. As a result of the Net Settlement Agreement, the aggregate principal balance of the Notes Receivable from ARO was reduced to $352.0 million and we recognized non-cash interest income of $13.9 million related to the discount attributable to the partial settlement in the second quarter of 2024.

The principal amount and discount of the Notes Receivable from ARO were as follows (in millions):

	June 30, 2024	December 31, 2023
Principal amount	$352.0	$402.7
Discount	(92.8)	(120.4)
Carrying value	$259.2	$282.3

Interest receivable(1)(2)	$12.2	$—

(1)Our interest receivable from ARO is included in Accounts receivable, net in our Condensed Consolidated Balance Sheets.
(2)We collected our 2023 interest on the Notes Receivable from ARO in cash prior to December 31, 2023, and as such, there was no interest receivable from ARO as of December 31, 2023.

Interest income earned on the Notes Receivable from ARO was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$5.2	$7.6	$12.2	$15.1
Non-cash amortization (1)(2)	20.6	7.0	27.6	14.0
Total interest income on the Notes Receivable from ARO	$25.8	$14.6	$39.8	$29.1

(1)Represents the amortization of the discount on the Notes Receivable from ARO using the effective interest method to interest income over the term of the notes.
(2)The three and six months ended June 30, 2024, includes non-cash interest income of $13.9 million related to the discount attributable to the Net Settlement Agreement.

Note 4 -Fair Value Measurements

The carrying values and estimated fair values of certain of our financial instruments were as follows (in millions):

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Second Lien Notes (1)	$1,081.0	$1,138.3	$1,079.3	$1,126.1
Long-term notes receivable from ARO (2)(3)	$259.2	$368.8	$282.3	$423.5

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
(3)As a result of the Net Settlement Agreement with ARO executed in June 2024, the aggregate principal balance of the Notes Receivable from ARO was reduced to $352.0 million. See "Note 3 - Equity Method Investment in ARO" for additional information.

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of June 30, 2024 and December 31, 2023.

Note 5 -Property and Equipment

Property and equipment consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Drilling rigs and equipment	$1,488.2	$1,312.5
Work-in-progress	592.5	537.0
Other	40.0	39.5
	$2,120.7	$1,889.0

Assets sold

During the three and six months ended June 30, 2023, we recognized a pre-tax gain of $27.3 million for the sale of VALARIS 54.

Note 6 -Pension and Other Post-retirement Benefits

We have defined-benefit pension plans and retiree medical plans that provide post-retirement health and life insurance benefits.

The components of net periodic pension and retiree medical income were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest cost	$7.4	$7.8	$14.8	$15.5
Expected return on plan assets	(7.9)	(7.8)	(15.8)	(15.5)
Amortization of net gain	(0.2)	(0.1)	(0.4)	(0.2)
Net periodic pension and retiree medical income (1)	$(0.7)	$(0.1)	$(1.4)	$(0.2)

(1)Included in Other, net, in our Condensed Consolidated Statements of Operations.

Note 7 -Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and includes the effect of all potentially dilutive stock equivalents, including warrants, restricted stock unit awards and performance stock unit awards.

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (loss) attributable to our shares	$149.6	$(29.4)	$175.1	$17.3
Weighted average shares outstanding:
Basic	72.4	74.8	72.4	75.0
Effect of stock equivalents	1.3	—	1.3	1.2
Diluted	73.7	74.8	73.7	76.2

Anti-dilutive share awards totaling 146,000 and 129,000 were excluded from the computation of diluted EPS for the three and six months ended June 30, 2024, respectively.

Anti-dilutive share awards totaling 1.2 million were excluded from the computation of diluted EPS for the three months ended June 30, 2023. Due to the net loss position, our potentially dilutive share awards were not included in the computation of diluted EPS as the effect these shares would have been anti-dilutive. Anti-dilutive share awards totaling 10,000 were excluded from the computation of diluted EPS for the six months ended June 30, 2023.

We had 5,470,950 warrants outstanding (the "Warrants") as of June 30, 2024 to purchase common shares of Valaris Limited (the "Common Shares"), which are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant and expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders. These warrants are anti-dilutive for all periods presented.

Note 8 -Debt

First Lien Notes

On April 3, 2023, the Company issued a notice of conditional redemption to the holders of our Senior Secured First Lien Notes due 2028 (the "First Lien Notes") at a redemption price equal to 104.0% of the aggregate $550.0 million principal amount of the First Lien Notes plus accrued and unpaid interest to, but not including, the redemption date (the “Redemption Price”). On April 19, 2023, in connection with the issuance of our Second Lien Notes discussed below, the Company discharged its obligations under the indenture governing the First Lien Notes and deposited the Redemption Price with Wilmington Savings Fund Society, as trustee under such indenture. The First Lien Notes were redeemed on May 3, 2023 for an aggregate redemption price of $571.8 million (excluding accrued and unpaid interest). We accounted for the redemption as an extinguishment of debt and have reported a corresponding loss of $29.2 million in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023.

Second Lien Notes

On April 19, 2023, the Company and Valaris Finance Company LLC (“Valaris Finance”), a wholly-owned subsidiary, issued and sold, at par, $700.0 million aggregate principal amount of Second Lien Notes (the "Initial Second Lien Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). On August 21, 2023, the Company and Valaris Finance issued, at 100.75% of par, an additional $400.0 million aggregate principal amount of Second Lien Notes (the "Additional Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Initial Second Lien Notes and the Additional Notes form a single series and are collectively referred to as the "Second Lien Notes."

The Second Lien Notes were issued under the Indenture, dated as of April 19, 2023 (the "Indenture"), and will mature on April 30, 2030. The Second Lien Notes bear an interest rate of 8.375% per annum and interest is payable semi-annually in arrears on April 30 and October 30 of each year.

As of June 30, 2024, we were in compliance in all material respects with our covenants under the Indenture.

Senior Secured Revolving Credit Facility

On April 3, 2023, the Company entered into a senior secured revolving credit agreement (the “Credit Agreement”). The Credit Agreement, which is scheduled to mature on April 3, 2028, provides for commitments permitting borrowings of up to $375.0 million (which may be increased, subject to the agreement of lenders to provide such additional commitments and the satisfaction of certain conditions, by an additional $200.0 million pursuant to the terms of the Credit Agreement) and includes a $150.0 million sublimit for the issuance of letters of credit. Valaris Finance and certain other subsidiaries of the Company guarantee the Company's obligations under the Credit Agreement, and the lenders have a first priority lien on the assets securing the Credit Agreement.

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

As of June 30, 2024, we were in compliance in all material respects with our covenants under the Credit Agreement. We had no amounts outstanding under the Credit Agreement as of June 30, 2024.

Note 9 -Shareholders' Equity

Activity in our various shareholders' equity accounts for the three and six months ended June 30, 2024 and 2023 were as follows (in millions):

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2023	75.4	$0.8	$1,119.8	$16.4	$1,025.5	$25.2	$(200.1)	$9.4
Net income	—	—	—	—	25.5	—	—	—
Share-based compensation cost	—	—	8.0	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.1)	—	—	—	—	—
Net other comprehensive income	—	—	—	—	—	0.1	—	—
BALANCE, March 31, 2024	75.4	$0.8	$1,127.7	$16.4	$1,051.0	$25.1	$(200.1)	$9.4
Net income	—	—	—	—	149.6	—	—	1.2
Share-based compensation cost	—	—	7.4	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.3)	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(0.6)	—	—
BALANCE, June 30, 2024	75.4	$0.8	$1,134.8	$16.4	$1,200.6	$24.3	$(200.1)	$10.6

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2022	75.2	$0.8	$1,097.9	$16.4	$160.1	$14.7	$—	$8.0
Net income	—	—	—	—	46.7	—	—	1.9
Share-based compensation cost	—	—	5.7	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.1)	—	—
Net other comprehensive loss	—	—	—	—	—	(0.1)	—	—
BALANCE, March 31, 2023	75.2	$0.8	$1,103.6	$16.4	$206.8	$14.5	$—	$9.9
Net income (loss)	—	—	—	—	(29.4)	—	—	2.1
Share-based compensation cost	—	—	7.0	—	—	—	—	—
Repurchase of Common Shares	—	—	—	—	—	—	(65.0)	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.1)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.3)	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(0.2)	—	—
BALANCE, June 30, 2023	75.2	$0.8	$1,110.3	$16.4	$177.4	$14.2	$(65.0)	$12.0

Share Repurchase Program

In 2022, our board of directors authorized a share repurchase program (the "Share Repurchase Program") under which we may purchase up to $100.0 million of our outstanding Common Shares. In April 2023, the board of directors authorized an increase of this amount to $300.0 million and in February 2024, authorized a further increase to $600.0 million. The Share Repurchase Program does not have a fixed expiration, may be modified, suspended or discontinued at any time and any repurchases made pursuant to the Share Repurchase Program are subject to compliance with applicable covenants and restrictions under our financing agreements. There were no share repurchases during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, we repurchased 1.1 million shares at an aggregate cost of $65.0 million, exclusive of fees, at an average price of $58.82 per share. As of June 30, 2024, we had approximately $400.0 million available for share repurchases pursuant to the Share Repurchase Program.

Note 10 -Income Taxes

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three and six months ended June 30, 2024 and 2023, and therefore, we used a discrete effective tax rate method to calculate income taxes for each of these periods. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax benefit for the three and six months ended June 30, 2024 was $63.9 million and $70.5 million, respectively, and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, including the reversal of a liability associated with tax assessments received from the Luxembourg tax authorities, and the resolution of other prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense for the three and six months ended June 30, 2024 was $33.9 million and $53.4 million, respectively.

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

Luxembourg Tax Assessments

In December 2023, one of the Company’s Luxembourg subsidiaries received tax assessments for fiscal years 2019, 2020, 2021 and 2023. In February 2024, the Luxembourg tax authorities rescinded the portion of the assessment relating to 2023, resulting in a revised aggregate tax assessment of approximately €60.0 million (approximately $65.0 million converted at current period-end exchange rates). We had recorded a liability for uncertain tax positions for this amount during the fourth quarter of 2023 and contested the validity and amount of the assessments. In April 2024, we received a favorable decision from the Luxembourg tax authorities stating that the assessments for the 2019-2021 tax years are not enforceable. As a result, we reversed this liability for the previously issued assessments and recognized a tax benefit of approximately $65.0 million for the three and six months ended June 30, 2024 in our Condensed Consolidated Statements of Operations.

Tax Legislation

The Organization for Economic Co-operation and Development issued Pillar Two rules introducing a new global minimum tax of 15% applied on a country-by-country basis effective on January 1, 2024. Certain jurisdictions have enacted new tax laws to align with the recommendations under Pillar Two while other jurisdictions have proposed or are actively considering changes to existing tax laws based on the new rules. The impact of the Pillar Two model rules which have been enacted to date was not significant to our condensed consolidated financial statements for the three and six months ended June 30, 2024. There remains uncertainty as to how global legislation relating to Pillar Two will evolve and we will continue to monitor developments related to this initiative and the potential impact on future periods.

Note 11 -Contingencies

ARO Newbuild Funding Obligations

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash on hand and from ARO's operations and/or funds available from third-party financing. The first newbuild jackup, Kingdom 1, was delivered and commenced operations in the fourth quarter of 2023, and the second, Kingdom 2, was delivered in the second quarter of 2024 and is expected to commence operations in the third quarter of 2024. In January 2020, ARO paid 25% of the purchase price from cash on hand for each of the two newbuilds, and in October 2023, entered into a $359.0 million term loan to finance the remaining payments due upon delivery and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. The term loan bears interest based on the three-month SOFR plus a margin ranging from 1.25% to 1.4%. Our Notes Receivable from ARO are subordinated and junior in right of payment to ARO’s term loan. Additionally, in the second quarter of 2024, ARO entered into a credit facility which provides for borrowings of up to $100.0 million. In the event ARO has insufficient cash or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Beginning with the delivery of the second newbuild, each partner's commitment is reduced by the lesser of the actual cost of each newbuild rig or $250.0 million, on a proportionate basis. Following the delivery of Kingdom 2, our commitment to fund the newbuild program has been reduced to $1.1 billion.

Letters of Credit

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of June 30, 2024 totaled $142.9 million and are issued under facilities provided by various banks and other financial institutions, but none were issued under the Credit Agreement. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of June 30, 2024, we had collateral deposits in the amount of $10.4 million with respect to these agreements.

Patent Litigation

In December 2022, a subsidiary of Transocean Ltd. commenced an arbitration proceeding against us alleging breach of a license agreement related to certain dual-activity drilling patents. We are unable to estimate our ultimate liability, if any, resulting from this proceeding at this time, but do not believe it will have a material effect on our consolidated financial condition, results of operations or cash flows. We do not believe that we have breached the license agreement and intend to defend ourselves vigorously against this claim.

Brazil Administrative Proceeding

In July 2023, we received notice of an administrative proceeding initiated against us in Brazil. Specifically, the Federal Court of Accounts ("TCU") is seeking from us, Samsung Heavy Industries (“SHI”) and others, on a joint and several basis, a total of approximately BRL 601.0 million (approximately $108.0 million at the current quarter-end exchange rates) in damages that TCU asserts arose from the overbilling to Petrobras in 2015 in relation to the drilling services agreement with Petrobras for VALARIS DS-5 (the “DSA”). As fully disclosed in our prior periodic reports, the DSA was previously the subject of (1) investigations by the SEC and the U.S. Department of Justice, each of which closed their investigation of us in 2018 without any enforcement action, (2) an arbitration proceeding against SHI in which we prevailed resulting in SHI making a $200.0 million cash payment to us in December 2019, and (3) a settlement with Petrobras normalizing our business relations in August 2018. We plan to vigorously defend ourselves against the allegations made by the TCU. We are unable to estimate our potential exposure, if any, at this time. In May 2024, the Brazilian prosecutor issued an opinion recommending that the TCU close this matter against us. While this matter is still pending, we believe the likelihood of loss is remote.

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

Segment information for the three and six months ended June 30, 2024 and 2023, respectively, are presented below (in millions):

Three Months Ended June 30, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$383.9	$185.8	$124.2	$40.4	$(124.2)	$610.1
Operating expenses
Contract drilling (exclusive of depreciation)	257.4	123.2	94.1	19.6	(55.6)	438.7
Depreciation	14.1	10.9	19.7	2.5	(17.5)	29.7
General and administrative	—	—	5.5	—	27.0	32.5
Equity in losses of ARO	—	—	—	—	(0.3)	(0.3)
Operating income	$112.4	$51.7	$4.9	$18.3	$(78.4)	$108.9
Property and equipment, net	$1,117.3	$478.4	$1,188.2	$135.4	$(1,109.9)	$1,809.4

Three Months Ended June 30, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$227.4	$144.6	$117.8	$43.2	$(117.8)	$415.2
Operating expenses
Contract drilling (exclusive of depreciation)	196.2	123.5	95.0	18.2	(59.4)	373.5
Depreciation	13.6	9.6	15.6	1.2	(15.5)	24.5
General and administrative	—	—	5.7	—	20.7	26.4
Equity in losses of ARO	—	—	—	—	(0.7)	(0.7)
Operating income (loss)	$17.6	$11.5	$1.5	$23.8	$(64.3)	$(9.9)
Property and equipment, net	$552.3	$418.4	$838.8	$54.5	$(790.3)	$1,073.7

Six Months Ended June 30, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$708.3	$338.1	$262.5	$88.7	$(262.5)	$1,135.1
Operating expenses
Contract drilling (exclusive of depreciation)	510.8	257.1	192.4	41.8	(118.6)	883.5
Depreciation	27.3	21.3	38.7	3.8	(34.6)	56.5
General and administrative	—	—	11.3	—	47.7	59.0
Equity in earnings of ARO	—	—	—	—	2.1	2.1
Operating income	$170.2	$59.7	$20.1	$43.1	$(154.9)	$138.2
Property and equipment, net	$1,117.3	$478.4	$1,188.2	$135.4	$(1,109.9)	$1,809.4

Six Months Ended June 30, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$442.2	$314.4	$241.4	$88.7	$(241.4)	$845.3
Operating expenses
Contract drilling (exclusive of depreciation)	370.8	272.4	185.9	38.4	(116.8)	750.7
Depreciation	26.6	18.6	30.6	2.5	(30.5)	47.8
General and administrative	—	—	10.3	—	40.5	50.8
Equity in earnings of ARO	—	—	—	—	2.6	2.6
Operating income (loss)	$44.8	$23.4	$14.6	$47.8	$(132.0)	$(1.4)
Property and equipment, net	$552.3	$418.4	$838.8	$54.5	$(790.3)	$1,073.7

Information about Geographic Areas

As of June 30, 2024, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
Middle East & Africa	4	4	9	17	9
North & South America	9	7	—	16	—
Europe	3	11	—	14	—
Asia & Pacific Rim	2	4	—	6	—
Total	18	26	9	53	9

We provide management services in the U.S. Gulf of Mexico on two rigs owned by a third party not included in the table above.

For purposes of our geographic disclosures above, any rigs in transit as of end of the quarter are included in the location to which they are mobilizing.

Note 13 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Trade	$550.5	$375.2
Income tax receivables	85.5	83.2
Other	12.6	16.2
	648.6	474.6
Allowance for doubtful accounts	(16.9)	(15.3)
	$631.7	$459.3

Other current assets consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Deferred costs	$75.7	$75.3
Prepaid taxes	59.6	49.1
Prepaid expenses	18.8	23.6
Other	28.5	29.2
	$182.6	$177.2

Accrued liabilities and other consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Current contract liabilities (deferred revenues)	$117.3	$116.2
Personnel costs	79.5	76.6
Income and other taxes payable	67.6	52.9
Lease liabilities	29.3	27.2
Accrued claims	15.8	20.4
Accrued interest	15.4	15.4
Other	35.7	35.5
	$360.6	$344.2

Other liabilities consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Unrecognized tax benefits (inclusive of interest and penalties)	$146.3	$224.0
Pension and other post-retirement benefits	135.2	141.6
Noncurrent contract liabilities (deferred revenues)	63.0	37.6
Lease liabilities	42.5	48.9
Other	21.4	19.6
	$408.4	$471.7

Condensed Consolidated Statements of Operations Information

Other, net consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net foreign currency exchange gains (losses)	$2.5	$(0.7)	$7.9	$(0.2)
Net periodic pension and retiree medical income	0.7	0.1	1.4	0.2
Loss on debt extinguishment	—	(29.2)	—	(29.2)
Net gain (loss) on sale of property	—	27.8	(0.1)	27.9
Other income	0.3	1.2	0.1	1.1
	$3.5	$(0.8)	$9.3	$(0.2)

Condensed Consolidated Statement of Cash Flows Information

Our restricted cash consists primarily of $10.4 million and $12.6 million of collateral on letters of credit at June 30, 2024 and December 31, 2023, respectively. See "Note 11 - Contingencies" for more information regarding our letters of credit.

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

Customer Concentration - Consolidated revenues with customers that individually contributed 10% or more of revenue in either of the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
BP plc ("BP")	10%	5%	4%	19%	—%	5%	7%	12%
Equinor ASA ("Equinor")	10%	—%	—%	10%	—%	—%	—%	—%
Petróleo Brasileiro S.A. ("Petrobras")	10%	—%	—%	10%	4%	—%	—%	4%
Eni S.p.A ("Eni")	—%	5%	—%	5%	7%	7%	—%	14%
Other customers (1)	33%	20%	3%	56%	44%	23%	3%	70%
	63%	30%	7%	100%	55%	35%	10%	100%

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
BP	8%	4%	5%	17%	1%	5%	6%	12%
Equinor	10%	—%	—%	10%	—%	—%	—%	—%
Petrobras	10%	—%	—%	10%	4%	—%	—%	4%
Eni	1%	5%	—%	6%	7%	7%	—%	14%
Other customers (1)	33%	21%	3%	57%	40%	25%	5%	70%
	62%	30%	8%	100%	52%	37%	11%	100%

(1)Other customers includes customers that individually contributed to less than 10% of our total revenues.

Geographic Concentration - For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues for locations that individually had 10% or more of revenue were as follows (in millions):

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Brazil	$98.0	$—	$—	$98.0	$33.9	$—	$—	$33.9
United Kingdom	—	95.6	—	95.6	—	68.1	—	68.1
U.S. Gulf of Mexico	56.1	0.7	26.2	83.0	45.3	5.8	26.2	77.3
Australia	43.0	16.2	—	59.2	40.1	10.6	—	50.7
Angola	42.1	—	—	42.1	58.2	—	—	58.2
Other countries (1)	144.7	73.3	14.2	232.2	49.9	60.1	17.0	127.0
	$383.9	$185.8	$40.4	$610.1	$227.4	$144.6	$43.2	$415.2

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Brazil	$229.1	$—	$—	$229.1	$71.0	$—	$—	$71.0
U.S. Gulf of Mexico	112.9	10.1	54.7	177.7	87.0	14.0	52.3	153.3
United Kingdom	—	167.8	—	167.8	—	121.6	—	121.6
Australia	86.0	20.9	—	106.9	77.8	23.5	—	101.3
Angola	72.6	—	—	72.6	97.3	—	—	97.3
Other countries (1)	207.7	139.3	34.0	381.0	109.1	155.3	36.4	300.8
	$708.3	$338.1	$88.7	$1,135.1	$442.2	$314.4	$88.7	$845.3

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

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. We own the world's largest offshore drilling rig fleet, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet. We currently own 53 rigs, including 13 drillships, four dynamically positioned semisubmersible rigs, one moored semisubmersible rig, 35 jackup rigs and a 50% equity interest in ARO, our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional nine rigs.

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

Rig attrition in the industry over the last decade, particularly for floaters, has resulted in a smaller global fleet of rigs that is available to meet customer demands. In addition, demand for offshore drilling services has improved as evidenced by increased global utilization and day rates for offshore drilling rigs. Consequently, our outlook for the offshore drilling business is positive.

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

Backlog

Our contract drilling backlog reflects commitments represented by signed drilling contracts and is calculated by multiplying the contracted operating day rate by the contract period. The contracted day rate excludes certain types of lump sum fees for rig mobilization, demobilization, contract preparation, as well as customer reimbursables and bonus opportunities. Our backlog excludes ARO's backlog but includes backlog from our rigs leased to ARO at the contractual rates, which are subject to adjustment under the terms of the shareholder agreement governing the joint venture (the "Shareholder Agreement").

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

The following table summarizes our and ARO's contract backlog of business as of July 29, 2024 and February 15, 2024 (in millions):

	July 29, 2024	February 15, 2024
Floaters (1)	$2,630.4	$2,531.7
Jackups(2)	1,292.9	1,167.4
Other (3)(5)	384.2	222.3
Total	$4,307.5	$3,921.4
ARO (4)(5)	$1,833.3	$2,138.1

(1)The increase for Floaters is primarily due to a multi-year contract award for VALARIS DS-17 offshore Brazil and a six-month contract extension for VALARIS DS-9 offshore Angola, which resulted in incremental aggregate backlog of approximately $520.0 million. This increase was partially offset by revenues realized.

(2)The increase for Jackups is due to various contract awards and extensions executed, which resulted in incremental aggregate backlog of approximately $380.0 million, partially offset by revenues realized.

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

(4)The decrease in ARO backlog is due to revenues realized and a reduction of backlog of approximately $18.0 million attributable to the VALARIS 143 contract, which was terminated effective in May 2024.

(5)In late July 2024, ARO received suspension notices for the drilling contracts for VALARIS 147 and VALARIS 148, which are two of our jackups leased to ARO. The backlog presented above includes $35.3 million in Other backlog and $112.6 million in ARO backlog attributable to these two contracts. See "Business Environment" for additional information.

BUSINESS ENVIRONMENT

Floaters

In recent years, the more constructive oil price environment has led to an improvement in contracting and tendering activity for floaters. The number of contracted benign environment floaters has increased to 127 at June 30, 2024 from a low of 101 in early 2021, contributing to an increase in global utilization, from 73% to 86%, for the industry's marketed fleet over the same period. This increase in activity is particularly evident for 6th and 7th generation drillships, such as those included in our floater fleet. Utilization for the global marketed 6th and 7th generation drillship fleet is currently at 88% and has been around 90% since early 2022, resulting in a meaningful improvement in day rates for this class of assets.

Since the beginning of 2022, we have completed the reactivation of seven previously stacked floaters for attractive contracts, including six drillships and one semisubmersible.

From a supply perspective, as of June 30, 2024, the number of benign environment floaters including stacked rigs declined by 41% to 166 from a peak of 281 in late 2014. Across the stacked drillship fleet and newbuild drillships remaining at South Korean shipyards, we believe there are only ten uncontracted drillships remaining that are likely reactivation candidates over the next few years, including VALARIS DS-11, VALARIS DS-13 and VALARIS DS-14. We anticipate that continued floater demand growth will further reduce available drillship capacity. Also, given the expected high construction cost and lack of shipyard capacity, we do not believe that market conditions are supportive of floater newbuild construction for the foreseeable future.

Jackups
Contracting and tendering activity for jackups has improved in recent years as a result of the more constructive oil price environment, and we have seen a corresponding increase in utilization. The number of contracted jackups has increased to 410 at June 30, 2024 from a low of 341 in early 2021, contributing to an increase in global utilization, from 78% to 93%, for the industry's marketed fleet over the same period, which has led to a meaningful increase in day rates for jackups.
In early 2024, Saudi Arabia announced that they plan to maintain maximum sustainable capacity at 12 million barrels per day. Following this announcement, Aramco sent contract suspension notices to several offshore drillers in the first half of 2024, to suspend its contracts, which included notice to ARO with respect only to its drilling contract for VALARIS 143, for a total of 22 rigs, which represents 5% of the marketed jackup fleet. To date, six of the 22 suspended rigs have been contracted in other regions. We believe that approximately half of these remaining suspended rigs are likely to be competitive in other higher-specification, benign environment regions and expect there to be sufficient incremental demand in these regions to absorb them in an orderly manner.
In July, ARO received suspension notices for the drilling contracts for VALARIS 147 and VALARIS 148, which are two of our jackups leased to ARO. Discussions are ongoing with Saudi Aramco regarding whether other Valaris-leased rigs or ARO-owned rigs could be subject to the suspensions instead of VALARIS 147 and VALARIS 148 as well as when the suspensions will be effective. As of July 29, 2024, these two rigs accounted for $35.3 million and $112.6 million of our contract backlog and ARO's contract backlog, respectively. We believe that three additional suspension notices may be issued to other offshore drilling contractors, for a total of five additional suspended rigs from the 22 suspensions that occurred earlier this year. While the five anticipated contract suspensions may add further supply to the jackup market, the suspensions would comprise 1% of the marketed jackup fleet.

From a supply perspective, as of June 30, 2024, the number of jackups declined by 8% to 500 from a peak of 542 in early 2015. While the number of jackups has decreased less than floaters, 32% of the current jackup fleet is more than 30 years of age with limited useful lives remaining. Further, we believe that some of the jackups that are currently idle are not competitive, either due to their age or length of time stacked. Expenditures required to reactivate some of these rigs may prove cost prohibitive and drilling contractors may instead elect to scrap certain rigs. There are only 15 newbuild jackups remaining at shipyards, of which ten are at Chinese shipyards, many of which are expected to be used locally in China.
RESULTS OF OPERATIONS

Management believes the comparison of the most recently completed quarter to the immediately preceding quarter provides more relevant information needed to understand and analyze the business. As such, as permitted under applicable SEC rules, we have elected to discuss any material changes in our results of operations by including a comparison of our most recently completed fiscal quarter ended June 30, 2024 (the "current quarter") to the immediately preceding fiscal quarter ended March 31, 2024 (the "preceding quarter"). We also continue to discuss any material changes in our results of operations for the six months ended June 30, 2024 compared to the corresponding period of the preceding fiscal year (the "prior year period"), as required under the applicable SEC rules.

Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024

The following table summarizes our Condensed Consolidated Results of Operations for the three months ended June 30, 2024 and March 31, 2024 (in millions, except percentages):

	Three Months Ended		Change	% Change
	June 30, 2024	March 31, 2024
Revenues	$610.1	$525.0	$85.1	16%
Operating expenses
Contract drilling (exclusive of depreciation)	438.7	444.8	(6.1)	(1)%
Depreciation	29.7	26.8	2.9	11%
General and administrative	32.5	26.5	6.0	23%
Total operating expenses	500.9	498.1	2.8	1%
Equity in earnings (losses) of ARO	(0.3)	2.4	(2.7)	(113)%
Operating income	108.9	29.3	79.6	272%
Other income, net	11.9	9.1	2.8	31%
Provision (benefit) for income taxes	(30.0)	12.9	(42.9)	(333)%
Net income	150.8	25.5	125.3	491%
Net income attributable to noncontrolling interests	(1.2)	—	(1.2)	NM
Net income attributable to Valaris	$149.6	$25.5	$124.1	487%
NM - Not meaningful

Revenue increased in the current quarter compared to the preceding quarter, primarily attributable to a net increase of $61.4 million from more operating days in the current quarter, largely driven by various rigs that were mobilizing or undergoing contract preparations during the preceding quarter prior to commencing new contracts, including VALARIS DS-7, which completed its reactivation and commenced its contract in May. Further contributing to the increase were higher average daily revenues of $25.7 million, primarily due to certain rigs commencing contracts at higher day rates than those earned under their previous contracts.

Contract drilling expense decreased in the current quarter compared to the preceding quarter primarily driven by lower reactivation costs of $17.1 million for VALARIS DS-7, partially offset by increases of $6.8 million from higher personnel-related costs as a result of more rigs working under contract in the current quarter and $5.6 million of incremental costs incurred related to the stacking of VALARIS DS-13 and VALARIS DS-14.

Depreciation expense increased primarily due to new assets placed in service for certain rigs that underwent reactivation projects and capital upgrades.

General and administrative expenses increased primarily due to higher professional fees.

Other income, net, increased primarily due to a $10.0 million increase in interest income, partially offset by a $4.9 million increase in interest expense and a $2.9 million decrease in foreign currency gains.

Discrete income tax benefit for the current quarter was $63.9 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, including the reversal of a liability associated with tax assessments received from the Luxembourg tax authorities (see "Note 10 - Income Taxes" to our consolidated financial statements included in "Item 1. Financial Statements" for information on this matter), and the resolution of other prior period tax matters. Discrete income tax benefit for the preceding quarter was $6.6 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, partially offset by the resolution of prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense was $33.9 million for the current quarter and $19.5 million for the preceding quarter.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table summarizes our Condensed Consolidated Results of Operations for the six months ended June 30, 2024 and 2023 (in millions, except percentages):

	Six Months Ended		Change	% Change
	June 30, 2024	June 30, 2023
Revenues	$1,135.1	$845.3	$289.8	34%
Operating expenses
Contract drilling (exclusive of depreciation)	883.5	750.7	132.8	18%
Depreciation	56.5	47.8	8.7	18%
General and administrative	59.0	50.8	8.2	16%
Total operating expenses	999.0	849.3	149.7	18%
Equity in earnings of ARO	2.1	2.6	(0.5)	(19)%
Operating income (loss)	138.2	(1.4)	139.6	NM
Other income, net	21.0	19.6	1.4	7%
Provision (benefit) for income taxes	(17.1)	(3.1)	(14.0)	452%
Net income	176.3	21.3	155.0	728%
Net income attributable to noncontrolling interests	(1.2)	(4.0)	2.8	(70)%
Net income attributable to Valaris	$175.1	$17.3	$157.8	912%
NM - Not meaningful

Revenues increased primarily due to $203.4 million of incremental revenue earned for VALARIS DS-17, VALARIS DS-8 and VALARIS DS-7, which have commenced contracts since the prior year period following reactivations. For the remaining fleet, there were increases of $79.1 million and $7.7 million from higher average daily revenue and higher customer reimbursable revenue, respectively.

Contract drilling expense increased primarily due to incremental costs of $83.0 million incurred for VALARIS DS-7, VALARIS DS-17 and VALARIS DS-8 and stacking costs of $6.5 million incurred for VALARIS DS-13 and VALARIS DS-14. For the remaining fleet, we had an increase in personnel-related costs of $16.4 million, partially driven by wage increases in certain regions and incentive compensation costs, higher reimbursable expenses of $7.4 million and increased costs of $3.8 million related to certain claims. These increases were partially offset by lower repair and maintenance costs of $8.6 million in the six months ended June 30, 2024.

Depreciation expense increased primarily due to new assets placed in service for certain rigs that underwent reactivation projects and capital upgrades.

General and administrative expenses increased primarily due to higher professional fees.

Other income, net, increased primarily due to a $29.2 million loss from the extinguishment of the Senior Secured First Lien Notes due 2028 (the "First Lien Notes") recognized in the prior year period (see "Note 8 - Debt" to our consolidated financial statements included in "Item 1. Financial Statements" for information regarding this debt extinguishment), an $8.1 million increase in foreign currency gains and a $4.4 million increase in interest income. These increases were partially offset by a $27.3 million net gain on the sale of VALARIS 54 recognized in the prior year period and a $12.5 million increase in interest expense.

Discrete income tax benefit for the six months ended June 30, 2024 was $70.5 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, including the reversal of a liability associated with tax assessments received from the Luxembourg tax authorities (see "Note 10 - Income Taxes" to our consolidated financial statements included in "Item 1. Financial Statements" for information on this matter), and the resolution of other prior period tax matters. Discrete income tax benefit for the six months ended June 30, 2023 was $37.5 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Excluding the aforementioned discrete tax items, income tax expense for the six months ended June 30, 2024 and 2023 was $53.4 million and $34.4 million, respectively.

Rig Counts, Utilization and Average Daily Revenue

The following table summarizes the total and active offshore drilling rigs for Valaris and ARO as of the following dates:

	June 30, 2024	March 31, 2024	June 30, 2023
Total Fleet
Floaters (1)	18	18	16
Jackups(2)	26	26	27
Other(3)	9	9	8
Total Fleet - Valaris	53	53	51
ARO(4)	9	8	7

Active Fleet(5)
Floaters(6)	13	13	12
Jackups(2)	18	19	20
Other(3)	9	9	8
Active Fleet - Valaris	40	41	40
ARO(4)	9	8	7

(1)During the fourth quarter of 2023, we took delivery of VALARIS DS-13 and VALARIS DS-14.
(2)During the first quarter of 2024, we leased VALARIS 108 to ARO. During the second quarter of 2024, the VALARIS 143 contract with ARO was terminated and VALARIS 76 was leased to ARO.
(3)This represents the jackup rigs leased to ARO through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. Rigs leased to ARO operate under long-term contracts with Saudi Aramco. During the first quarter of 2024, we leased VALARIS 108 to ARO. During the second quarter of 2024, the VALARIS 143 contract with ARO was terminated and the rig is now being preservation stacked. Separately, VALARIS 76 was leased to ARO during the second quarter of 2024.
(4)This represents the jackup rigs owned by ARO, which are operating under long-term contracts with Saudi Aramco, including Kingdom 1 and Kingdom 2, which were delivered in the fourth quarter of 2023 and second quarter of 2024, respectively.
(5)Active fleet represents rigs that are not preservation stacked and includes rigs that are in the process of being reactivated.

(6)During the third quarter of 2023, we began reactivating VALARIS DS-7 for a 12-well contract offshore West Africa. The reactivation was completed and the contract commenced during the second quarter of 2024.

We provide management services in the U.S. Gulf of Mexico on two rigs owned by a third-party that are not included in the table above.

Operating results for our contract drilling services segment are largely dependent on two primary revenue metrics: utilization and day rates. The following table summarizes our and ARO's rig utilization and average daily revenue by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Rig Utilization - Total Fleet(1)
Floaters	66%	61%	64%	59%
Jackups	58%	53%	55%	58%
Other (2)	100%	100%	100%	100%
Total Valaris	69%	64%	66%	66%
ARO	82%	92%	86%	92%

Rig Utilization - Active Fleet(1)
Floaters	92%	84%	88%	80%
Jackups	82%	71%	77%	78%
Other (2)	100%	100%	100%	100%
Total Valaris	90%	82%	86%	84%
ARO	82%	92%	86%	92%

Average Daily Revenue(3)
Floaters	$340,000	$312,000	$327,000	$249,000
Jackups	120,000	108,000	114,000	102,000
Other (2)	37,000	45,000	41,000	42,000
Total Valaris	$167,000	$153,000	$160,000	$124,000
ARO	$102,000	$102,000	$102,000	$96,000

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

(3)Average daily revenue is derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues, revenues earned during suspension periods and revenues attributable to amortization of drilling contract intangibles, by the aggregate number of operating days. Beginning with the third quarter of 2023, we began presenting average daily revenue instead of the previously reported average day rate metric, which further excluded lump-sum revenues and amortization thereof. Average daily revenue is a more comprehensive measurement of our revenue-earning performance and more closely aligns with the calculation methodology used by our closest offshore drilling peers. The prior year period has been adjusted to conform with the current period presentation.

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
Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024

Segment information for the current quarter and preceding quarter is as follows (in millions):

Three Months Ended June 30, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$383.9	$185.8	$124.2	$40.4	$(124.2)	$610.1
Operating expenses
Contract drilling (exclusive of depreciation)	257.4	123.2	94.1	19.6	(55.6)	438.7
Depreciation	14.1	10.9	19.7	2.5	(17.5)	29.7
General and administrative	—	—	5.5	—	27.0	32.5
Equity in losses of ARO	—	—	—	—	(0.3)	(0.3)
Operating income	$112.4	$51.7	$4.9	$18.3	$(78.4)	$108.9

Three Months Ended March 31, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$324.4	$152.3	$138.3	$48.3	$(138.3)	$525.0
Operating expenses
Contract drilling (exclusive of depreciation)	253.4	133.9	98.3	22.2	(63.0)	444.8
Depreciation	13.2	10.4	19.0	1.3	(17.1)	26.8
General and administrative	—	—	5.8	—	20.7	26.5
Equity in earnings of ARO	—	—	—	—	2.4	2.4
Operating income	$57.8	$8.0	$15.2	$24.8	$(76.5)	$29.3

Floaters

Floater revenue increased $59.5 million, or 18%, for the current quarter as compared to the preceding quarter, primarily due to a net increase of $41.2 million from more operating days, largely driven by various floaters that were mobilizing or undergoing contract preparations during the preceding quarter prior to commencing new contracts, including $11.4 million of incremental revenue for VALARIS DS-7, which commenced a new contract in the current quarter following reactivation. Further contributing to the increase were higher average daily revenues of $19.2 million, primarily due to the commencement of new contracts at higher day rates during the current quarter.

Floater contract drilling expense increased $4.0 million, or 2%, for the current quarter as compared to the preceding quarter, primarily driven by higher personnel-related costs of $12.3 million due to more rigs working under contract in the current quarter, $5.6 million of incremental costs incurred related to the stacking of VALARIS DS-13 and VALARIS DS-14 and $3.8 million of higher repairs and maintenance costs. These increases were largely offset by a $17.1 million decrease in incremental reactivation costs related to VALARIS DS-7.

Jackups

Jackup revenues increased $33.5 million, or 22%, for the current quarter as compared to the preceding quarter, primarily due to $20.2 million from incremental operating days, $7.1 million attributable to higher average daily revenue and higher customer reimbursable revenue of $3.4 million. The increase in operating days was primarily attributable to certain jackups that were mobilizing or undergoing contract preparations during the preceding quarter prior to commencing new contracts, partially offset by fewer days for VALARIS 144, which completed its contract in the preceding quarter and is in the shipyard for upgrades in preparation for its next contract.

Jackup contract drilling expense decreased $10.7 million, or 8%, for the current quarter as compared to the preceding quarter, primarily due to lower repairs and maintenance costs of $7.1 million, a decrease in personnel-related costs of $5.1 million, partially driven by higher overtime pay and more contractor workers required in the preceding quarter, and a decrease of $2.6 million related to certain claims. These decreases were partially offset by higher customer reimbursable expenses of $3.4 million.

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

ARO revenue decreased $14.1 million, or 10%, for the current quarter as compared to the preceding quarter, primarily due to $10.8 million of lower revenue for certain rigs which were undergoing maintenance projects during the current quarter, $3.6 million of lower revenue for VALARIS 143 as a result of its contract terminating in the current quarter and a $5.2 million decrease related to unplanned downtime in the current quarter. These decreases were partially offset by $6.5 million of incremental revenue related to VALARIS 108, which we began leasing to ARO during the preceding quarter and commenced its new contract in March.

ARO contract drilling expense decreased $4.2 million, or 4%, for the current quarter as compared to the preceding quarter, primarily due to a $3.9 million decrease in bareboat charter lease expense, inclusive of certain adjustments.

Other

Other revenue decreased $7.9 million, or 16%, for the current quarter as compared to the preceding quarter, primarily due to $6.4 million of lower revenue earned from lease agreements with ARO and a decrease of $1.6 million from lower customer reimbursable revenue.

Other contract drilling expense decreased $2.6 million, or 12%, for the current quarter as compared to the preceding quarter, primarily due to lower customer reimbursable expenses and repair and maintenance cost of $1.6 million and $0.9 million, respectively.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Segment information for the six months ended June 30, 2024 and 2023 is as follows (in millions):

Six Months Ended June 30, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$708.3	$338.1	$262.5	$88.7	$(262.5)	$1,135.1
Operating expenses
Contract drilling (exclusive of depreciation)	510.8	257.1	192.4	41.8	(118.6)	883.5
Depreciation	27.3	21.3	38.7	3.8	(34.6)	56.5
General and administrative	—	—	11.3	—	47.7	59.0
Equity in earnings of ARO	—	—	—	—	2.1	2.1
Operating income	$170.2	$59.7	$20.1	$43.1	$(154.9)	$138.2

Six Months Ended June 30, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$442.2	$314.4	$241.4	$88.7	$(241.4)	$845.3
Operating expenses
Contract drilling (exclusive of depreciation)	370.8	272.4	185.9	38.4	(116.8)	750.7
Depreciation	26.6	18.6	30.6	2.5	(30.5)	47.8
General and administrative	—	—	10.3	—	40.5	50.8
Equity in earnings of ARO	—	—	—	—	2.6	2.6
Operating income (loss)	$44.8	$23.4	$14.6	$47.8	$(132.0)	$(1.4)

Floaters

Floater revenue increased $266.1 million, or 60%, for the six months ended June 30, 2024 compared to the prior year period, primarily due to incremental revenue of $203.4 million from VALARIS DS-17, VALARIS DS-8 and VALARIS DS-7, which commenced new contracts since the prior year period following reactivations. For the remaining floater fleet, there were increases of $56.1 million from higher average daily revenue earned, primarily due to certain floaters working under higher day rate contracts in the current period as compared to the prior year period, and $7.8 million from more operating days.

Floater contract drilling expense increased $140.0 million, or 38%, for the six months ended June 30, 2024 compared to the prior year period, primarily due to incremental costs of $83.0 million incurred for VALARIS DS-17, VALARIS DS-8 and VALARIS DS-7 and $6.5 million incurred related to the stacking of VALARIS DS-13 and VALARIS DS-14 during the six months ended June 30, 2024. For the remaining fleet, there were increases of $24.0 million related to personnel-related costs, partially driven by wage increases in certain regions and incentive compensation costs, higher repair and maintenance costs of $9.4 million and increased costs related to certain claims of $3.0 million.

Jackups

Jackup revenues increased $23.7 million, or 8%, for the six months ended June 30, 2024 compared to the prior year period, primarily due to net increases of $19.3 million from higher average daily revenue related to certain rigs working under contracts with higher day rates than the period year period and $9.9 million from higher customer reimbursable revenue, which were partially offset by a decrease of $9.7 million from less operating days due to certain rigs that were mobilizing or undergoing contract preparations during the six months ended June 30, 2024.

Jackup contract drilling expense decreased $15.3 million, or 6%, for the six months ended June 30, 2024 compared to the prior year period primarily due to lower repair and maintenance costs of $19.6 million, largely attributable to maintenance for certain rigs during special period surveys performed in the prior year period, and decreased personnel-related costs of $9.6 million, partially driven by the deferral of costs incurred for certain jackups related to mobilizations and preparation for contracts in the six months ended June 30, 2024. These decreases were partially offset by higher customer reimbursable expenses of $9.7 million in the six months ended June 30, 2024.

ARO

ARO revenue increased $21.1 million, or 9%, for the six months ended June 30, 2024 compared to the prior year period, primarily due to a $32.9 million increase from Kingdom 1, which commenced operations in November 2023, and VALARIS 108, which we began leasing to ARO during the preceding quarter. This increase was partially offset by $5.2 million of lower revenue for certain rigs which were undergoing maintenance projects during the six months ended June 30, 2024 and a decrease of $4.8 million due to the termination of VALARIS 143 in the second quarter of 2024.

ARO contract drilling expense increased $6.5 million or 3% for the six months ended June 30, 2024 compared to the prior year period, primarily due to $4.4 million of incremental operating costs related to the operation of Kingdom 1 and VALARIS 108 and a net $1.2 million increase in personnel-related costs.

ARO depreciation expense increased $8.1 million, or 26%, for the six months ended June 30, 2024 compared to the prior year period, primarily due to the additions of Kingdom 1 and Kingdom 2 to the fleet.

Other

Other revenue remained flat for the six months ended June 30, 2024 compared to the prior year period, primarily due to lower revenue earned from lease agreements with ARO of $4.0 million, which was largely offset by higher average daily revenues earned by our managed rigs of $3.7 million as a result of contract extensions executed during the six months ended June 30, 2024 at higher rates.

Other contract drilling expense increased $3.4 million, or 9%, for the six months ended June 30, 2024 compared to the prior year period, primarily due to higher personnel-related costs of $2.0 million and increased repairs and maintenance costs of $1.6 million.

Other Income (Expense)

The following table summarizes other income (expense) (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Interest income	$31.0	$21.0	$52.0	$47.6
Interest expense	(22.6)	(17.7)	(40.3)	(27.8)
Net foreign currency exchange gains (losses)	2.5	5.4	7.9	(0.2)
Loss on debt extinguishment	—	—	—	(29.2)
Net gain (loss) on sale of property	—	(0.1)	(0.1)	27.9
Other, net	1.0	0.5	1.5	1.3
	$11.9	$9.1	$21.0	$19.6

Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024

Interest income increased $10.0 million, or 48%, for the current quarter compared to the preceding quarter, primarily due to the recognition of non-cash interest income of $13.9 million related to an adjustment to the discount on our outstanding Notes Receivable with ARO, which resulted from a partial net settlement agreement executed in the current quarter (the "Net Settlement Agreement"). See "Note 3 - Equity Method Investment in ARO" to our consolidated financial statements included in "Item 1. Financial Statements" for more information on this matter. This increase was partially offset by a decrease in interest income on cash equivalents of $1.8 million due to a lower average balance in the current quarter.

Interest expense increased $4.9 million, or 28%, for the current quarter compared to the preceding quarter, due to lower capitalized interest related to VALARIS DS-13 and VALARIS DS-14, which were delivered in December 2023 and mobilized to the shipyard in the preceding quarter.

Net foreign currency exchange gains decreased $2.9 million for the current quarter compared to the preceding quarter, primarily driven by unfavorable exchange rate movements in euros and Norwegian kroner, partially offset by favorable exchange rate movements in Brazilian reals.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Interest income increased $4.4 million, or 9%, for the six months ended June 30, 2024 compared to the prior year period, primarily due to the recognition of non-cash interest income of $13.9 million related to an adjustment to the discount on our outstanding Notes Receivable with ARO, which resulted from the Net Settlement Agreement executed in the current quarter. See "Note 3 - Equity Method Investment in ARO" to our consolidated financial statements included in "Item 1. Financial Statements" for information on this matter. This was partially offset by a $6.3 million decrease in interest income on cash equivalents due to a lower average balance during the six months ended June 30, 2024 and a $2.9 million decrease in interest income earned on our outstanding Notes Receivable with ARO, which was driven by lower outstanding principal balances related to the Net Settlement Agreement and lower interest rates relative to the prior year period.

Interest expense increased $12.5 million, or 45%, for the six months ended June 30, 2024 compared to the prior year period, primarily due to higher interest expense of $21.2 million related to a higher principal debt balance. This increase was partially offset by higher capitalized interest of $8.6 million, primarily due to VALARIS DS-13 and VALARIS DS-14, which were delivered at the end of 2023.

Net foreign currency exchange gains increased $8.1 million for the six months ended June 30, 2024 compared to the prior year period, primarily driven by favorable exchange rate movements in the euros, Brazilian reals, Angolan kwanza, Mexican pesos and British pounds, partially offset by unfavorable exchange rate movements in the Nigerian naira, Norwegian kroner and Egyptian pounds.

We recognized a $29.2 million loss from the extinguishment of the First Lien Notes in the prior year period. See "Note 8 - Debt" to our consolidated financial statements included in "Item 1. Financial Statements" for information regarding this debt extinguishment.

Net gains on the sale of property decreased $28.0 million for the six months ended June 30, 2024 compared to the prior year period primarily due to sale of VALARIS 54 in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents and cash flows from operations. Additionally, we have liquidity available under our senior secured revolving credit agreement, which matures in 2028 (the "Credit Agreement"). We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from cash and cash equivalents, cash flows from operations, as well as cash to be received from maturity of our Notes Receivable from ARO and from the distribution of earnings from ARO. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs. However, the Indenture, dated as of April 19, 2023 (the "Indenture"), and the Credit Agreement contain covenants that limit our ability to incur additional indebtedness.

Our cash and cash equivalents as of June 30, 2024 and December 31, 2023 were $398.3 million and $620.5 million, respectively. We have no debt principal payments due until 2030 and had $375.0 million available for borrowing, including up to $150.0 million for the issuance of letters of credit, under the Credit Agreement as of July 26, 2024. See below and "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the Credit Agreement and the 8.375% Second Lien Notes due 2030 (the "Second Lien Notes").

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

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$37.8	$122.6
Capital expenditures	$(261.5)	$(127.3)

During the six months ended June 30, 2024, we generated $37.8 million of cash flow from operating activities primarily due to operating income for the period of $138.2 million, partially offset by changes in working capital. Our primary uses of cash were $261.5 million for maintenance and upgrades of our drilling rigs, reactivation costs and costs to mobilize the recently delivered VALARIS DS-13 and VALARIS DS-14 to their stacking location.

During the six months ended June 30, 2023, we generated $122.6 million of cash flow from operating activities primarily due to the collection of $45.9 million for certain tax receivables and other changes in working capital. Our primary uses of cash were $127.3 million for the maintenance and upgrades of our drilling rigs, including reactivations.

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

Based on our current projections, we expect capital expenditures during 2024 to approximate $450.0 million to $480.0 million, primarily relating to maintenance and upgrade projects, including rig reactivation and associated contract-specific capital expenditures. During 2024, we expect to receive upfront payments from our customers of approximately $55.0 million related to these projects. Depending on market conditions, contracting activity and future opportunities, we may reactivate additional rigs or make additional capital expenditures to upgrade rigs for customer requirements and acquire additional rigs.

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

The Notes Receivable from ARO, which are governed by the laws of Saudi Arabia, mature during 2027 and 2028. In the event that ARO is unable to repay the Notes Receivable from ARO when they become due, we would require the prior consent of our joint venture partner to enforce ARO’s payment obligations. In June 2024, the Company and ARO executed a Net Settlement Agreement whereby approximately $50.7 million of our accounts payable due to ARO relating to our bareboat charter arrangements were net settled against a portion of the principal of our Notes Receivable from ARO.

The following table summarizes the maturity schedule of our Notes Receivable from ARO as of June 30, 2024 (in millions):

Maturity Date	Principal Amount
October 2027	$199.7
October 2028	152.3
Total	$352.0

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

Share Repurchase Program

Our board of directors has authorized a share repurchase program under which we may purchase up to $600.0 million of our outstanding common shares. As of June 30, 2024, we had approximately $400.0 million available for share repurchases pursuant to the program. See "Note 9 - Shareholders' Equity" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on our share repurchase program.

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of June 30, 2024, we were contingently liable for an aggregate amount of $142.9 million under outstanding letters of credit, which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of June 30, 2024, we had collateral deposits in the amount of $10.4 million with respect to these agreements.

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The first newbuild rig, Kingdom 1, was delivered in the fourth quarter 2023, and the second rig, Kingdom 2, was delivered in the second quarter of 2024. In October 2023, ARO entered into a $359.0 million term loan to finance the remaining payments due upon delivery of the two rigs and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. Our Notes Receivable from ARO are subordinated and junior in right of payment to ARO’s term loan. Additionally, in the second quarter of 2024, ARO entered into a credit facility which provides for borrowings of up to $100.0 million.

ARO is expected to commit to orders for two additional newbuild jackups in the near term and intends for these newly ordered jackup rigs to be financed out of cash on hand or from operations or funds available from third-party financing. In the event ARO has insufficient cash or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Beginning with the delivery of the second newbuild, each partner's commitment is reduced by the lesser of the actual cost of each newbuild rig or $250.0 million on a proportionate basis. Following the delivery of Kingdom 2, our commitment to fund the newbuild program has been reduced to $1.1 billion. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on ARO.

Tax Assessments

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR 117.0 million (approximately $25.0 million converted at current period-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount, which we expect to pay in order to further contest the assessment. We are currently negotiating the terms of the payment. We have not recorded a liability for uncertain tax positions as of June 30, 2024, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and will vigorously contest this assessment.

In December 2023, one of our Luxembourg subsidiaries received tax assessments for fiscal years 2019, 2020, 2021 and 2023. In February 2024, the Luxembourg tax authorities rescinded the portion of the assessment relating to 2023, resulting in a revised aggregate tax assessment of approximately €60.0 million (approximately $65.0 million converted at current period-end exchange rates). We recorded a liability for uncertain tax positions for this amount in the fourth quarter of 2023 and contested the validity and amount of the assessments. In April 2024, we received a favorable decision from the Luxembourg tax authorities stating that the assessments for the 2019-2021 tax years are not enforceable. As a result, we reversed the uncertain tax position liability for the previously issued assessments and recognized a tax benefit of approximately $65.0 million in our Condensed Consolidated Statements of Operations during the second quarter of 2024. See Note 10 – Income Taxes to our condensed consolidated financial statements included in “Item 1. Financial Statements” for information on this matter.

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million (approximately $67.0 million converted at current quarter-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29.0 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have a $18.9 million liability for unrecognized tax benefits relating to these assessments as of June 30, 2024. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

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

MARKET RISK

Interest Rate Risk

Our outstanding debt at June 30, 2024 consisted of our $1.1 billion aggregate principal amount of Second Lien Notes. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates impacting the fair value of the debt.

Our Credit Agreement provides for commitments permitting borrowings of up to $375.0 million at June 30, 2024. As the interest rates for such borrowings are at variable rates, we are subject to interest rate risk. As of June 30, 2024, we had no outstanding borrowings under the Credit Agreement.

Our Notes Receivable from ARO bear interest based on the one-year term SOFR rate, set as of the end of the year prior to the year applicable, plus 2.10%. As the Notes Receivable from ARO bear interest on the applicable SOFR rate determined at the end of the preceding year, the rate governing our interest income in 2024 has already been determined. A hypothetical 1% decrease to SOFR would decrease interest income for the year ended December 31, 2024 by $3.5 million based on the principal amount outstanding at June 30, 2024 of $352.0 million.

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

Based on their evaluation as of June 30, 2024, our management, with the participation of our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2019, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.4 million liability related to these matters was included in Accrued liabilities and other on our Condensed Consolidated Balance Sheet as of June 30, 2024 included in "Item 1. Financial Statements."

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our board of directors has authorized a share repurchase program up to $600.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and is subject to compliance with applicable covenants and restrictions under our financing agreements. The amount remaining for purchase was approximately $400.0 million as of June 30, 2024. There were no share repurchases under this program during the three months ended June 30, 2024.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit Number	Exhibit
+*10.1	2024 Non-Employee Director Form of Restricted Stock Unit Award Agreement
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included with Exhibit 101 attachments).
*   Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan and arrangement required to be filed as an exhibit pursuant to Item 6 of this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris Limited

Date:	August 1, 2024	/s/ CHRISTOPHER T. WEBER
Christopher T. Weber Senior Vice President and Chief Financial Officer

/s/ MELISSA BARRON
Melissa Barron Controller (principal accounting officer)