Form 10-Q
period 2024-09-30
Valaris Ltd
filed 2024-10-31
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

As of October 24, 2024, there were 71,118,393 Common Shares of the registrant outstanding.

VALARIS LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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
Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:
•delays in contract commencement dates or cancellation, suspension, renegotiation or termination with or without cause of drilling contracts or drilling programs as a result of general or industry-specific economic conditions, regulatory changes, mechanical difficulties, performance, delays in the delivery of critical drilling equipment, failure of the customer to receive final investment decision (FID) for which the drilling rig was contracted or other reasons;
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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING REVENUES	$643.1	$455.1	$1,778.2	$1,300.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	462.1	390.9	1,345.6	1,141.6
Depreciation	31.7	25.8	88.2	73.6
General and administrative	30.6	24.2	89.6	75.0
Total operating expenses	524.4	440.9	1,523.4	1,290.2
EQUITY IN EARNINGS (LOSSES) OF ARO	(23.8)	2.4	(21.7)	5.0
OPERATING INCOME	94.9	16.6	233.1	15.2
OTHER INCOME (EXPENSE)
Interest income	17.5	26.6	69.5	74.2
Interest expense, net	(22.4)	(19.4)	(62.7)	(47.2)
Other, net	(2.8)	3.9	6.5	3.7
	(7.7)	11.1	13.3	30.7
INCOME BEFORE INCOME TAXES	87.2	27.7	246.4	45.9
PROVISION FOR INCOME TAXES
Current income tax expense (benefit)	20.5	15.5	(12.1)	5.3
Deferred income tax expense (benefit)	3.8	(4.8)	19.3	2.3
	24.3	10.7	7.2	7.6
NET INCOME	62.9	17.0	239.2	38.3
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1.7	(4.1)	0.5	(8.1)
NET INCOME ATTRIBUTABLE TO VALARIS	$64.6	$12.9	$239.7	$30.2
EARNINGS PER SHARE
Basic	$0.89	$0.18	$3.31	$0.40
Diluted	$0.88	$0.17	$3.26	$0.40
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	72.4	73.7	72.4	74.6
Diluted	73.2	74.8	73.5	75.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME	$62.9	$17.0	$239.2	$38.3
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net reclassification adjustment for amounts recognized in net income as a component of net periodic pension benefit	(0.1)	(0.1)	(0.5)	(0.3)
Other	0.2	0.1	(0.3)	(0.2)
NET OTHER COMPREHENSIVE INCOME (LOSS)	0.1	—	(0.8)	(0.5)
COMPREHENSIVE INCOME	63.0	17.0	238.4	37.8
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1.7	(4.1)	0.5	(8.1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO VALARIS	$64.7	$12.9	$238.9	$29.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$379.3	$620.5
Restricted cash	12.9	15.2
Accounts receivable, net	555.8	459.3
Other current assets	163.5	177.2
Total current assets	1,111.5	1,272.2
PROPERTY AND EQUIPMENT, AT COST	2,185.4	1,889.0
Less accumulated depreciation	342.7	255.2
Property and equipment, net	1,842.7	1,633.8
LONG-TERM NOTES RECEIVABLE FROM ARO	265.4	282.3
INVESTMENT IN ARO	102.7	124.4
DEFERRED TAX ASSETS	837.0	855.1
OTHER ASSETS	174.1	154.4
	$4,333.4	$4,322.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$303.7	$400.1
Accrued liabilities and other	388.6	344.2
Total current liabilities	692.3	744.3
LONG-TERM DEBT	1,081.8	1,079.3
DEFERRED TAX LIABILITIES	31.1	29.9
OTHER LIABILITIES	404.4	471.7
Total liabilities	2,209.6	2,325.2
COMMITMENTS AND CONTINGENCIES (Note 11)
VALARIS SHAREHOLDERS' EQUITY
Common Shares, $0.01 par value, 700.0 shares authorized, 76.2 and 75.4 shares issued, 71.4 and 72.4 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	0.8	0.8
Preference shares, $0.01 par value, 150.0 shares authorized, no shares issued as of September 30, 2024 and December 31, 2023	—	—
Stock warrants	16.4	16.4
Additional paid-in capital	1,108.2	1,119.8
Retained earnings	1,265.2	1,025.5
Accumulated other comprehensive income	24.4	25.2
Treasury shares, at cost, 4.8 and 3.0 shares as of September 30, 2024 and December 31, 2023, respectively	(300.1)	(200.1)
Total Valaris shareholders' equity	2,114.9	1,987.6
NONCONTROLLING INTERESTS	8.9	9.4
Total equity	2,123.8	1,997.0
	$4,333.4	$4,322.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$239.2	$38.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	88.2	73.6
Accretion of discount on the Notes Receivable from ARO	(33.8)	(21.2)
Share-based compensation expense	22.4	19.5
Equity in losses (earnings) of ARO	21.7	(5.0)
Deferred income tax expense	19.3	2.3
Net (gain) loss on sale of property	0.3	(27.9)
Loss on extinguishment of debt	—	29.2
Changes in contract liabilities	(13.5)	(3.9)
Changes in deferred costs	32.6	(29.3)
Other	5.0	5.2
Changes in other operating assets and liabilities	(131.0)	94.5
Contributions to pension plans and other post-retirement benefits	(19.6)	(4.5)
Net cash provided by operating activities	230.8	170.8
INVESTING ACTIVITIES
Additions to property and equipment	(343.4)	(233.1)
Net proceeds from disposition of assets	0.2	29.2
Net cash used in investing activities	(343.2)	(203.9)
FINANCING ACTIVITIES
Payments for share repurchases	(101.4)	(147.4)
Payments related to tax withholdings for share-based awards	(29.7)	(5.2)
Issuance of Second Lien Notes	—	1,103.0
Redemption of First Lien Notes	—	(571.8)
Debt issuance costs	—	(36.7)
Net cash provided by (used in) financing activities	(131.1)	341.9
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(243.5)	308.8
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	635.7	748.5
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$392.2	$1,057.3

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

Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2024, or for any future period. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024 (our "Annual Report").

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

The remaining duration of our drilling contracts based on those in place as of September 30, 2024 was between approximately 1 month and 5 years.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	September 30, 2024	December 31, 2023
Current contract assets	$6.5	$1.5
Noncurrent contract assets	$7.5	$4.5
Current contract liabilities (deferred revenue)	$107.6	$116.2
Noncurrent contract liabilities (deferred revenue)	$49.0	$37.6

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2023	$6.0	$153.8
Revenue recognized in advance of right to bill customer	11.3	—
Increase due to revenue deferred during the period	—	148.8
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(85.3)
Decrease due to amortization of deferred revenue added during the period	—	(55.0)
Decrease due to transfer to receivables and payables during the period	(3.3)	(5.7)
Balance as of September 30, 2024	$14.0	$156.6

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Deferred contract costs are included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $54.6 million and $85.1 million as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, amortization of such costs totaled $41.2 million and $90.3 million, respectively. During the three and nine months ended September 30, 2023, amortization of such cost totaled $25.0 million and $62.7 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $12.4 million and $14.5 million as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, amortization of such costs totaled $2.0 million and $7.6 million, respectively. During the three and nine months ended September 30, 2023, amortization of such costs totaled $3.2 million and $9.4 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

The table below reflects the expected future amortization of our contract liabilities and deferred costs recorded as of September 30, 2024. In the case of our contract liabilities related to our bareboat charter arrangements with ARO, the contract liability is not amortized and as such, the amount is reflected in the table below at the end of the current lease term. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

	(In millions)
	Remaining 2024	2025	2026	2027 and Thereafter	Total
Amortization of contract liabilities	$58.9	$58.8	$34.5	$4.4	$156.6
Amortization of deferred costs	$20.8	$29.2	$15.9	$1.1	$67.0

Note 3 -Equity Method Investment in ARO

Background

ARO is a 50/50 unconsolidated joint venture between the Company and Saudi Aramco that owns and operates jackup drilling rigs in Saudi Arabia. As of September 30, 2024, ARO owns nine jackup rigs and leases nine rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO.

The shareholder agreement governing the joint venture (the "Shareholder Agreement") specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. In January 2020, ARO ordered the first two newbuild jackups, the first of which, Kingdom 1, was delivered and commenced operations in the fourth quarter of 2023, and the second, Kingdom 2, was delivered in the second quarter of 2024 and commenced operations in the third quarter of 2024. In October 2024, ARO ordered the third newbuild jackup, Kingdom 3. ARO is expected to commit to order one additional newbuild jackup in the near term. In connection with these plans, we have a potential obligation to fund ARO for newbuild jackup rigs. See "Note 11 - Contingencies" for additional information.

Summarized Financial Information

The operating revenues of ARO presented below reflect revenues earned under drilling contracts with Saudi Aramco for the ARO-owned jackup rigs as well as the rigs leased from us. Contract drilling expense is inclusive of the bareboat charter fees for the rigs leased from us. See additional discussion below regarding these related-party transactions.

Summarized financial information for ARO is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$113.7	$121.5	$376.2	$362.9
Operating expenses
Contract drilling (exclusive of depreciation)	93.8	92.0	286.2	277.9
Loss on impairment (1)	28.4	—	28.4	—
Depreciation	21.1	15.8	59.8	46.4
General and administrative	4.9	5.6	16.2	15.9
Operating income (loss)	(34.5)	8.1	(14.4)	22.7
Other expense, net	15.3	9.0	41.8	28.2
Provision for income taxes	4.2	0.4	6.1	2.3
Net loss	$(54.0)	$(1.3)	$(62.3)	$(7.8)

(1)In connection with Saudi Arabia’s announcement to limit oil production capacity and Saudi Aramco's suspension of certain drilling contracts, the VALARIS 143, VALARIS 147 and VALARIS 148 contracts were suspended during the nine months ended September 30, 2024. Pursuant to the requirements of the contracts, ARO had capitalized certain costs to maintain and upgrade these rigs, which were determined to be impaired due to the contract suspensions and subsequent terminations. As a result, ARO recorded a pre-tax, non-cash loss on impairment of $28.4 million in the third quarter of 2024. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about the contract suspensions.

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$129.3	$92.9
Other current assets	129.4	184.0
Non-current assets	1,223.3	1,081.0
Total assets	$1,482.0	$1,357.9

Current liabilities	$200.7	$136.0
Non-current liabilities	1,176.9	1,056.8
Total liabilities	$1,377.6	$1,192.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
50% interest in ARO net loss	$(27.0)	$(0.6)	$(31.2)	$(3.9)
Amortization of basis differences	3.2	3.0	9.5	8.9
Equity in earnings (losses) of ARO	$(23.8)	$2.4	$(21.7)	$5.0

Related-Party Transactions

During the three and nine months ended September 30, 2024, revenues recognized by us related to the Lease Agreements were $11.3 million and $42.9 million, respectively. During the three and nine months ended September 30, 2023, revenues recognized by us related to the Lease Agreements were $19.1 million and $54.7 million, respectively.

Our balances related to the ARO lease agreements were as follows (in millions):

	September 30, 2024	December 31, 2023
Amounts receivable (1)	$25.3	$10.2
Contract liabilities (2)	$28.0	$15.9
Accounts payable (2)	$14.7	$57.7

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

During 2017 and 2018, the Company contributed assets to ARO in exchange for a 10-year shareholder notes receivable due from ARO (the "Notes Receivable from ARO"). The Notes Receivable from ARO, as amended in December 2023, bear interest based on a one-year term SOFR, set as of the end of the year prior to the applicable year, plus 2.10%. The Notes Receivable from ARO were adjusted to their estimated fair value in fresh start accounting upon emergence from bankruptcy in 2021 and the resulting discount to the principal amount is being amortized using the effective interest method to interest income over the remaining terms of the notes.

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

The principal amount and discount of the Notes Receivable from ARO were as follows (in millions):

	September 30, 2024	December 31, 2023
Principal amount	$352.0	$402.7
Discount	(86.6)	(120.4)
Carrying value	$265.4	$282.3

Interest receivable (1)(2)	$18.4	$—

(1)Our interest receivable from ARO is included in Accounts receivable, net in our Condensed Consolidated Balance Sheets.
(2)We collected our 2023 interest on the Notes Receivable from ARO in cash prior to December 31, 2023, and as such, there was no interest receivable from ARO as of December 31, 2023.

Interest income earned on the Notes Receivable from ARO was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$6.2	$7.7	$18.4	$22.8
Non-cash amortization (1)(2)	6.2	7.2	33.8	21.2
Total interest income on the Notes Receivable from ARO	$12.4	$14.9	$52.2	$44.0

(1)Represents the amortization of the discount on the Notes Receivable from ARO using the effective interest method to interest income over the term of the notes.
(2)The nine months ended September 30, 2024, includes non-cash interest income of $13.9 million related to the discount attributable to the Net Settlement Agreement.

Note 4 -Fair Value Measurements

The carrying values and estimated fair values of certain of our financial instruments were as follows (in millions):

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Second Lien Notes (1)	$1,081.8	$1,135.5	$1,079.3	$1,126.1
Notes Receivable from ARO (2)(3)	$265.4	$358.5	$282.3	$423.5

(1)The estimated fair value of the 8.375% Senior Secured Second Lien Notes due 2030 (the "Second Lien Notes") was determined using quoted market prices, which are level 1 inputs.
(2)The estimated fair value of the Notes Receivable from ARO was estimated using an income approach to value the forecasted cash flows attributed to the Notes Receivable from ARO using a discount rate based on a comparable yield with a country-specific risk premium, which are considered to be level 2 inputs.
(3)As a result of the Net Settlement Agreement with ARO executed in June 2024, the aggregate principal balance of the Notes Receivable from ARO was reduced to $352.0 million. See "Note 3 - Equity Method Investment in ARO" for additional information.

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of September 30, 2024 and December 31, 2023.

Note 5 -Property and Equipment

Property and equipment consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Drilling rigs and equipment	$1,548.3	$1,312.5
Work-in-progress	596.3	537.0
Other	40.8	39.5
	$2,185.4	$1,889.0

Assets sold

During the nine months ended September 30, 2023, we recognized a pre-tax gain of $27.3 million for the sale of VALARIS 54.

Note 6 -Pension and Other Post-retirement Benefits

We have defined-benefit pension plans and retiree medical plans that provide post-retirement health and life insurance benefits.

The components of net periodic pension and retiree medical income were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest cost	$7.4	$7.9	$22.2	$23.4
Expected return on plan assets	(7.9)	(7.9)	(23.7)	(23.4)
Amortization of net gain	(0.1)	(0.1)	(0.5)	(0.3)
Net periodic pension and retiree medical income (1)	$(0.6)	$(0.1)	$(2.0)	$(0.3)

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

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income attributable to our shares	$64.6	$12.9	$239.7	$30.2
Weighted average shares outstanding:
Basic	72.4	73.7	72.4	74.6
Effect of stock equivalents	0.8	1.1	1.1	1.1
Diluted	73.2	74.8	73.5	75.7

Anti-dilutive share awards totaling 150,000 and 126,000 were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2024, respectively.

Anti-dilutive share awards totaling 35,000 and 104,000 were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2023, respectively.

We had 5,470,950 warrants outstanding (the "Warrants") as of September 30, 2024 to purchase common shares of Valaris Limited (the "Common Shares"), which are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant and expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders. These warrants are anti-dilutive for all periods presented.

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

As of September 30, 2024, we were in compliance in all material respects with our covenants under the Indenture.

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

As of September 30, 2024, we were in compliance in all material respects with our covenants under the Credit Agreement. We had no amounts outstanding under the Credit Agreement as of September 30, 2024.

Note 9 -Shareholders' Equity

Activity in our various shareholders' equity accounts for the three and nine months ended September 30, 2024 and 2023 were as follows (in millions):

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2023	75.4	$0.8	$1,119.8	$16.4	$1,025.5	$25.2	$(200.1)	$9.4
Net income	—	—	—	—	25.5	—	—	—
Share-based compensation cost	—	—	8.0	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.1)	—	—	—	—	—
Net other comprehensive income	—	—	—	—	—	0.1	—	—
BALANCE, March 31, 2024	75.4	$0.8	$1,127.7	$16.4	$1,051.0	$25.1	$(200.1)	$9.4
Net income	—	—	—	—	149.6	—	—	1.2
Share-based compensation cost	—	—	7.4	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.3)	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(0.6)	—	—
BALANCE, June 30, 2024	75.4	$0.8	$1,134.8	$16.4	$1,200.6	$24.3	$(200.1)	$10.6
Net income (loss)	—	—	—	—	64.6	—	—	(1.7)
Share-based compensation cost	—	—	7.0	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.1)	—	—
Shares issued under share-based compensation plans, net	0.8	—	—	—	—	—	—	—
Repurchase of Common Shares	—	—	—	—	—	—	(100.0)	—
Shares withheld for taxes on vesting of share-based awards	—	—	(29.3)	—	—	—	—	—
Purchase of noncontrolling ownership interest in a non-U.S. subsidiary (1)	—	—	4.1	—	—	—	—	(8.4)
Sale of noncontrolling ownership interest in a non-U.S. subsidiary (1)	—	—	(8.4)	—	—	—	—	8.4
Net other comprehensive income	—	—	—	—	—	0.2	—	—
BALANCE, September 30, 2024	76.2	$0.8	$1,108.2	$16.4	$1,265.2	$24.4	$(300.1)	$8.9
(1)During the third quarter of 2024, the Company purchased the 51% noncontrolling interest related to a certain non-U.S. subsidiary and concurrently transferred the 51% noncontrolling interest to new partners. The net transactions did not result in a change to our ownership or controlling interest in the non-U.S. subsidiary.

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2022	75.2	$0.8	$1,097.9	$16.4	$160.1	$14.7	$—	$8.0
Net income	—	—	—	—	46.7	—	—	1.9
Share-based compensation cost	—	—	5.7	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.1)	—	—
Net other comprehensive loss	—	—	—	—	—	(0.1)	—	—
BALANCE, March 31, 2023	75.2	$0.8	$1,103.6	$16.4	$206.8	$14.5	$—	$9.9
Net income (loss)	—	—	—	—	(29.4)	—	—	2.1
Share-based compensation cost	—	—	7.0	—	—	—	—	—
Repurchase of Common Shares	—	—	—	—	—	—	(65.0)	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.1)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.3)	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	—	(0.2)	—	—
BALANCE, June 30, 2023	75.2	$0.8	$1,110.3	$16.4	$177.4	$14.2	$(65.0)	$12.0
Net income	—	—	—	—	12.9	—	—	4.1
Share-based compensation cost	—	—	6.8	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.2	—	—	—	—	—	—	—
Repurchase of Common Shares	—	—	—	—	—	—	(85.0)	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.1)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(4.9)	—	—	—	—	—
Net other comprehensive income	—	—	—	—	—	0.1	—	—
BALANCE, September 30, 2023	75.4	$0.8	$1,112.2	$16.4	$190.3	$14.2	$(150.0)	$16.1

Share Repurchase Program

Our board of directors has authorized a share repurchase program (the "Share Repurchase Program") under which we may purchase up to $600.0 million of our outstanding Common Shares. The Share Repurchase Program does not have a fixed expiration, may be modified, suspended or discontinued at any time and any repurchases made pursuant to the Share Repurchase Program are subject to compliance with applicable covenants and restrictions under our financing agreements.

During the three and nine months ended September 30, 2024, we repurchased 1.8 million shares at an aggregate cost of approximately $100.0 million for an average price of $57.02 per share. During the three months ended September 30, 2023, we repurchased 1.2 million shares at an aggregate cost of approximately $85.0 million for an average price of $73.30 per share. During the nine months ended September 30, 2023, we repurchased 2.3 million shares at an aggregate cost of approximately $150.0 million for an average price of $66.24 per share. As of September 30, 2024, we had approximately $300.0 million available for share repurchases pursuant to the Share Repurchase Program.

Note 10 -Income Taxes

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three and nine months ended September 30, 2024 and 2023, and therefore, we used a discrete effective tax rate method to calculate income taxes for each of these periods. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax expense for the three months ended September 30, 2024 was $0.5 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, partially offset by the resolution of prior period tax matters. Discrete income tax benefit of $70.0 million for the nine months ended September 30, 2024 was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, including the reversal of a liability associated with tax assessments received from the Luxembourg tax authorities in the second quarter of 2024, and the resolution of other prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense for the three and nine months ended September 30, 2024 was $23.8 million and $77.2 million, respectively.

Discrete income tax benefit of $2.0 million for the three months ended September 30, 2023 was primarily attributable to the resolution of prior period tax matters, partially offset by changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Discrete income tax benefit of $39.5 million for the nine months ended September 30, 2023 was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and the resolution of other prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense for the three and nine months ended September 30, 2023 was $12.7 million and $47.1 million, respectively.

Luxembourg Tax Assessments

In December 2023, one of the Company’s Luxembourg subsidiaries received tax assessments for fiscal years 2019, 2020, 2021 and 2023. In February 2024, the Luxembourg tax authorities rescinded the portion of the assessment relating to 2023, resulting in a revised aggregate tax assessment of approximately €60.0 million (approximately $65.0 million converted at then-current exchange rates). We recorded a liability for uncertain tax positions for this amount during the fourth quarter of 2023 and contested the validity and amount of the assessments. In April 2024, we received a favorable decision from the Luxembourg tax authorities stating that the assessments for the 2019-2021 tax years are not enforceable. As a result, we reversed this liability for the previously issued assessments and recognized a tax benefit of approximately $65.0 million during the second quarter of 2024.

Tax Legislation

The Organization for Economic Co-operation and Development issued Pillar Two rules introducing a new global minimum tax of 15% applied on a country-by-country basis effective on January 1, 2024. Certain jurisdictions have enacted new tax laws to align with the recommendations under Pillar Two while other jurisdictions have proposed or are actively considering changes to existing tax laws based on the new rules. The impact of the Pillar Two model rules which have been enacted to date was not significant to our condensed consolidated financial statements for the three and nine months ended September 30, 2024. There remains uncertainty as to how global legislation relating to Pillar Two will evolve and we will continue to monitor developments related to this initiative and the potential impact on future periods.

Note 11 -Contingencies

ARO Newbuild Funding Obligations

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash on hand and from ARO's operations and/or funds available from third-party financing. The first newbuild jackup, Kingdom 1, was delivered and commenced operations in the fourth quarter of 2023, and the second, Kingdom 2, was delivered in the second quarter of 2024 and commenced operations in the third quarter of 2024. In January 2020, ARO paid 25% of the purchase price from cash on hand for each of the two newbuilds, and in October 2023, entered into a $359.0 million term loan to finance the remaining payments due upon delivery and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. The term loan bears interest based on the three-month SOFR plus a margin ranging from 1.25% to 1.4%. Our Notes Receivable from ARO are subordinated and junior in right of payment to ARO’s term loan. Additionally, in the second quarter of 2024, ARO entered into a revolving credit facility which provides for borrowings of up to $100.0 million. There were no amounts outstanding under the revolving credit facility as of September 30, 2024. In the event ARO has insufficient cash or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Beginning with the delivery of the second newbuild, each partner's commitment is reduced by the lesser of the actual cost of each newbuild rig or $250.0 million, on a proportionate basis. Following the delivery of Kingdom 2, our commitment to fund the newbuild program has been reduced to $1.1 billion. In October 2024, ARO ordered the third newbuild jackup, Kingdom 3, for a purchase price of approximately $300.0 million, and paid the 25% down payment from cash on hand. The final payment will be due upon delivery of the rig.

Letters of Credit

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of September 30, 2024 totaled $29.8 million and are issued under facilities provided by various banks and other financial institutions, but none were issued under the Credit Agreement. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of September 30, 2024, we had collateral deposits in the amount of $11.2 million with respect to these agreements.

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

Brazil Administrative Proceeding

In July 2023, we received notice of an administrative proceeding initiated against us in Brazil. Specifically, the Federal Court of Accounts ("TCU") is seeking from us, Samsung Heavy Industries (“SHI”) and others, on a joint and several basis, a total of approximately BRL 601.0 million (approximately $110.0 million at the current quarter-end exchange rates) in damages that TCU asserts arose from the overbilling to Petrobras in 2015 in relation to the drilling services agreement with Petrobras for VALARIS DS-5 (the “DSA”). As fully disclosed in our prior periodic reports, the DSA was previously the subject of (1) investigations by the SEC and the U.S. Department of Justice, each of which closed their investigation of us in 2018 without any enforcement action, (2) an arbitration proceeding against SHI in which we prevailed resulting in SHI making a $200.0 million cash payment to us in December 2019, and (3) a settlement with Petrobras normalizing our business relations in August 2018. We plan to vigorously defend ourselves against the allegations made by the TCU. We are unable to estimate our potential exposure, if any, at this time. In May 2024, the Brazilian prosecutor issued an opinion recommending that the TCU close this matter against us. While this matter is still pending, we believe the likelihood of loss is remote.

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

Segment information for the three and nine months ended September 30, 2024 and 2023, respectively, are presented below (in millions):

Three Months Ended September 30, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$389.0	$213.7	$113.7	$40.4	$(113.7)	$643.1
Operating expenses
Contract drilling (exclusive of depreciation)	247.7	156.7	93.8	22.1	(58.2)	462.1
Loss on impairment	—	—	28.4	—	(28.4)	—
Depreciation	14.8	11.4	21.1	2.9	(18.5)	31.7
General and administrative	—	—	4.9	—	25.7	30.6
Equity in losses of ARO	—	—	—	—	(23.8)	(23.8)
Operating income (loss)	$126.5	$45.6	$(34.5)	$15.4	$(58.1)	$94.9
Property and equipment, net	$1,131.5	$500.6	$1,186.0	$135.2	$(1,110.6)	$1,842.7

Three Months Ended September 30, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$243.3	$165.9	$121.5	$45.9	$(121.5)	$455.1
Operating expenses
Contract drilling (exclusive of depreciation)	215.2	121.7	92.0	18.8	(56.8)	390.9
Depreciation	14.2	10.2	15.8	1.3	(15.7)	25.8
General and administrative	—	—	5.6	—	18.6	24.2
Equity in earnings of ARO	—	—	—	—	2.4	2.4
Operating income	$13.9	$34.0	$8.1	$25.8	$(65.2)	$16.6
Property and equipment, net	$609.1	$443.0	$873.4	$53.3	$(818.9)	$1,159.9

Nine Months Ended September 30, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$1,097.3	$551.8	$376.2	$129.1	$(376.2)	$1,778.2
Operating expenses
Contract drilling (exclusive of depreciation)	758.5	413.8	286.2	63.9	(176.8)	1,345.6
Loss on impairment	—	—	28.4	—	(28.4)	—
Depreciation	42.1	32.7	59.8	6.7	(53.1)	88.2
General and administrative	—	—	16.2	—	73.4	89.6
Equity in losses of ARO	—	—	—	—	(21.7)	(21.7)
Operating income (loss)	$296.7	$105.3	$(14.4)	$58.5	$(213.0)	$233.1
Property and equipment, net	$1,131.5	$500.6	$1,186.0	$135.2	$(1,110.6)	$1,842.7

Nine Months Ended September 30, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$685.5	$480.3	$362.9	$134.6	$(362.9)	$1,300.4
Operating expenses
Contract drilling (exclusive of depreciation)	586.0	394.1	277.9	57.2	(173.6)	1,141.6
Depreciation	40.8	28.8	46.4	3.8	(46.2)	73.6
General and administrative	—	—	15.9	—	59.1	75.0
Equity in earnings of ARO	—	—	—	—	5.0	5.0
Operating income	$58.7	$57.4	$22.7	$73.6	$(197.2)	$15.2
Property and equipment, net	$609.1	$443.0	$873.4	$53.3	$(818.9)	$1,159.9

Information about Geographic Areas

As of September 30, 2024, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
Middle East & Africa	3	4	9	16	9
North & South America	9	7	—	16	—
Europe	4	11	—	15	—
Asia & Pacific Rim	2	4	—	6	—
Total	18	26	9	53	9

We provide management services in the U.S. Gulf of Mexico on two rigs owned by a third party not included in the table above.

Note 13 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Trade	$511.9	$375.2
Income tax receivables	49.6	83.2
Other	10.7	16.2
	572.2	474.6
Allowance for doubtful accounts	(16.4)	(15.3)
	$555.8	$459.3

Other current assets consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Prepaid taxes	$60.3	$49.1
Deferred costs	45.0	75.3
Prepaid expenses	22.0	23.6
Other	36.2	29.2
	$163.5	$177.2

Accrued liabilities and other consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Current contract liabilities (deferred revenues)	$107.6	$116.2
Personnel costs	92.7	76.6
Income and other taxes payable	66.2	52.9
Accrued interest	38.4	15.4
Lease liabilities	28.0	27.2
Accrued claims	14.8	20.4
Other	40.9	35.5
	$388.6	$344.2

Other liabilities consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Unrecognized tax benefits (inclusive of interest and penalties)	$149.9	$224.0
Pension and other post-retirement benefits	121.3	141.6
Lease liabilities	62.0	48.9
Noncurrent contract liabilities (deferred revenues)	49.0	37.6
Other	22.2	19.6
	$404.4	$471.7

Condensed Consolidated Statements of Operations Information

Other, net consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net foreign currency exchange gains (losses)	$(3.5)	$3.6	$4.4	$3.4
Net periodic pension and retiree medical income	0.6	0.1	2.0	0.3
Net gain (loss) on sale of property	(0.2)	—	(0.3)	27.9
Loss on extinguishment of debt	—	—	—	(29.2)
Other income	0.3	0.2	0.4	1.3
	$(2.8)	$3.9	$6.5	$3.7

Condensed Consolidated Statement of Cash Flows Information

Our restricted cash consists primarily of $11.2 million and $12.6 million of collateral on letters of credit at September 30, 2024 and December 31, 2023, respectively. See "Note 11 - Contingencies" for more information regarding our letters of credit.

We received U.S. income tax refunds totaling $35.9 million during the third quarter of 2024 primarily related to an Internal Revenue Service examination of one of our subsidiaries' 2009-2012 tax returns.

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

Customer Concentration - Consolidated revenues with customers that individually contributed 10% or more of revenue in either of the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
BP plc ("BP")	12%	2%	5%	19%	—%	5%	6%	11%
Equinor ASA ("Equinor")	9%	—%	—%	9%	3%	—%	—%	3%
Eni S.p.A ("Eni")	1%	6%	—%	7%	1%	4%	—%	5%
Other customers (1)	38%	25%	2%	65%	49%	28%	4%	81%
	60%	33%	7%	100%	53%	37%	10%	100%

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
BP	9%	4%	5%	18%	1%	5%	6%	12%
Equinor	10%	—%	—%	10%	1%	—%	—%	1%
Eni	1%	5%	—%	6%	5%	6%	—%	11%
Other customers (1)	42%	22%	2%	66%	46%	26%	4%	76%
	62%	31%	7%	100%	53%	37%	10%	100%

(1)Other customers includes customers that individually contributed to less than 10% of our total revenues.

Geographic Concentration - For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues for locations that individually had 10% or more of revenue were as follows (in millions):

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Brazil	$151.4	$—	$—	$151.4	$46.4	$—	$—	$46.4
United Kingdom	—	105.3	—	105.3	—	71.0	—	71.0
U.S. Gulf of Mexico	66.0	0.2	29.8	96.0	65.3	8.5	26.2	100.0
Australia	42.4	46.5	—	88.9	40.2	6.8	—	47.0
Angola	68.7	—	—	68.7	62.8	—	—	62.8
Other countries (1)	60.5	61.7	10.6	132.8	28.6	79.6	19.7	127.9
	$389.0	$213.7	$40.4	$643.1	$243.3	$165.9	$45.9	$455.1

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Brazil	$380.5	$—	$—	$380.5	$117.4	$—	$—	$117.4
U.S. Gulf of Mexico	178.9	10.3	84.5	273.7	152.3	22.5	78.5	253.3
United Kingdom	—	273.1	—	273.1	—	192.6	—	192.6
Australia	128.4	67.4	—	195.8	118.0	30.3	—	148.3
Angola	141.3	—	—	141.3	160.1	—	—	160.1
Other countries (1)	268.2	201.0	44.6	513.8	137.7	234.9	56.1	428.7
	$1,097.3	$551.8	$129.1	$1,778.2	$685.5	$480.3	$134.6	$1,300.4

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

Demand for offshore drilling is impacted by fundamental supply and demand dynamics for crude oil. Since late 2022, Brent crude oil prices have been largely trading in a range between $70 and $90 per barrel, with OPEC+ members managing supply in an effort to keep the market in balance. Importantly, longer-dated Brent crude oil prices have remained stable, with the five-year forward price around $70 per barrel, a level at which more than 90% of undeveloped offshore reserves are expected to be profitable. As a result, we believe the constructive oil price environment is supportive of continued investment in long-cycle offshore projects.

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

The following table summarizes our and ARO's contract backlog of business as of October 30, 2024 and February 15, 2024 (in millions):

	October 30, 2024	February 15, 2024
Floaters (1)	$2,395.7	$2,531.7
Jackups (2)	1,398.7	1,167.4
Other (3)	310.4	222.3
Total	$4,104.8	$3,921.4
ARO (4)	$1,581.3	$2,138.1

(1)The decrease for Floaters is primarily due to revenues realized, partially offset by a multi-year contract award for VALARIS DS-17 offshore Brazil and two six-month contract extensions for VALARIS DS-9 offshore Angola, which resulted in incremental aggregate backlog of approximately $560.0 million.

(2)The increase for Jackups is due to various contract awards and extensions executed for incremental aggregate backlog of approximately $600.0 million, including a three-year contract extension for VALARIS 118, which resulted in incremental aggregate backlog of approximately $168.0 million, and a contract award for VALARIS 144, which resulted in incremental aggregate backlog of approximately $144.0 million. These increases were partially offset by revenues realized.

(3)Other includes the backlog for our managed rig services and the bareboat charter backlog for the jackup rigs leased to ARO in order for ARO to fulfill certain of its drilling contracts with Saudi Aramco. The increase in Other is due to three-year contract extensions for our managed rigs, which resulted in incremental aggregate backlog of approximately $245.0 million, partially offset by revenues realized and a reduction of backlog of approximately $35.0 million attributable to the VALARIS 143 contract, which was terminated effective May 2024, and the VALARIS 147 and VALARIS 148 contracts which were terminated effective October 2024.

(4)The decrease in ARO backlog is due to revenues realized and a reduction of backlog of approximately $125.0 million attributable to the termination of the VALARIS 143, VALARIS 147 and VALARIS 148 contracts.

BUSINESS ENVIRONMENT

Floaters

In recent years, the more constructive oil price environment has led to an improvement in contracting and tendering activity for floaters. The number of contracted benign environment floaters has increased to 123 at September 30, 2024 from a low of 101 in early 2021, contributing to an increase in global utilization, from 73% to 83%, for the industry's marketed fleet over the same period. This increase in activity is particularly evident for 6th and 7th generation drillships, such as those included in our floater fleet. Utilization for the global marketed 6th and 7th generation drillship fleet is currently at 86% and has been above 85% since early 2022, resulting in a meaningful improvement in day rates for this class of assets. While some customer demand for 2025 has been deferred to future periods, there is a strong pipeline of opportunities for benign environment floaters with anticipated contract commencements in 2026 and beyond.

From a supply perspective, as of September 30, 2024, the number of benign environment floaters including stacked rigs declined by 41% to 166 from a peak of 281 in late 2014. Across the stacked drillship fleet and newbuild drillships remaining at South Korean shipyards, we believe there are only nine uncontracted drillships remaining that are likely reactivation candidates over the next few years, including VALARIS DS-11, VALARIS DS-13 and VALARIS DS-14. We anticipate that future floater demand growth will further reduce available drillship capacity. Also, given the expected high construction cost and lack of shipyard capacity, we do not believe that market conditions are supportive of floater newbuild construction for the foreseeable future.

Jackups
Contracting and tendering activity for jackups has improved in recent years as a result of the more constructive oil price environment, and we have seen a corresponding increase in utilization. The number of contracted jackups has increased to 414 at September 30, 2024 from a low of 341 in early 2021, contributing to an increase in global utilization, from 78% to 93%, for the industry's marketed fleet over the same period, which has led to a meaningful increase in day rates for jackups.
In early 2024, Saudi Arabia announced that they plan to maintain maximum sustainable capacity at 12 million barrels per day. Since this announcement, Saudi Aramco has sent contract suspension notices to several offshore drillers to suspend its contracts, which included notice to ARO with respect to its drilling contracts for VALARIS 143, VALARIS 147 and VALARIS 148, for a total of 27 rigs, which represents 6% of the marketed jackup fleet. To date, eight of the 27 suspended rigs have been contracted in other regions. We believe that approximately half of these remaining suspended rigs are likely to be competitive in other higher-specification, benign environment regions and expect there to be sufficient incremental demand in these regions to absorb them in an orderly manner.
From a supply perspective, as of September 30, 2024, the number of jackups declined by 7% to 502 from a peak of 542 in early 2015. While the number of jackups has decreased less than floaters, 28% of the current jackup fleet is more than 40 years of age with limited useful lives remaining. Further, we believe that some of the jackups that are currently idle are not competitive, either due to their age or length of time stacked. Expenditures required to reactivate some of these rigs may prove cost prohibitive and drilling contractors may instead elect to scrap certain rigs. We believe there are only 13 newbuild jackups remaining at shipyards, of which nine are at Chinese shipyards, some of which are expected to be used locally in China.

RESULTS OF OPERATIONS

Management believes the comparison of the most recently completed quarter to the immediately preceding quarter provides more relevant information needed to understand and analyze the business. As such, as permitted under applicable SEC rules, we have elected to discuss any material changes in our results of operations by including a comparison of our most recently completed fiscal quarter ended September 30, 2024 (the "current quarter") to the immediately preceding fiscal quarter ended June 30, 2024 (the "preceding quarter"). We also continue to discuss any material changes in our results of operations for the nine months ended September 30, 2024 compared to the corresponding period of the preceding fiscal year (the "prior year period"), as required under the applicable SEC rules.

Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024

The following table summarizes our Condensed Consolidated Results of Operations for the three months ended September 30, 2024 and June 30, 2024 (in millions, except percentages):

	Three Months Ended		Change	% Change
	September 30, 2024	June 30, 2024
Revenues	$643.1	$610.1	$33.0	5%
Operating expenses
Contract drilling (exclusive of depreciation)	462.1	438.7	23.4	5%
Depreciation	31.7	29.7	2.0	7%
General and administrative	30.6	32.5	(1.9)	(6)%
Total operating expenses	524.4	500.9	23.5	5%
Equity in losses of ARO	(23.8)	(0.3)	(23.5)	NM
Operating income	94.9	108.9	(14.0)	(13)%
Other income (expense), net	(7.7)	11.9	(19.6)	(165)%
Provision (benefit) for income taxes	24.3	(30.0)	54.3	(181)%
Net income	62.9	150.8	(87.9)	(58)%
Net (income) loss attributable to noncontrolling interests	1.7	(1.2)	2.9	(242)%
Net income attributable to Valaris	$64.6	$149.6	$(85.0)	(57)%
NM - Not meaningful

Revenue increased in the current quarter compared to the preceding quarter, primarily due to higher average daily revenues of $19.3 million, which were largely driven by a $12.6 million increase in mobilization revenues and certain floaters working under higher day rate contracts in the current quarter as compared to the preceding quarter. The increase in mobilization revenue is primarily attributable to amortization of a lump-sum mobilization fee for VALARIS 247 related to the commencement of a new contract during the current quarter after mobilizing from the United Kingdom to Australia earlier in the year. Further contributing to the increase in revenue were incremental operating days of $6.3 million and increased customer reimbursable revenues of $5.8 million in the current quarter.

Contract drilling expense increased in the current quarter compared to the preceding quarter primarily driven by a $17.0 million increase in mobilization costs, which is largely attributable to the amortization of mobilization costs for VALARIS 247, a $10.8 million increase in repairs and maintenance costs, primarily due to maintenance performed during special periodic surveys for certain rigs and leg repairs on VALARIS 249 during the current quarter, and increased customer reimbursable expenses of $3.7 million. These increases were partially offset by lower reactivation costs for VALARIS DS-7 of $8.0 million.

Other income, net, decreased primarily due to lower interest income of $13.5 million and a decrease of $6.0 million from foreign currency losses.

Discrete income tax expense for the current quarter was $0.5 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, partially offset by the resolution of prior period tax matters. Discrete income tax benefit for the preceding quarter was $63.9 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, including the reversal of a liability associated with tax assessments received from the Luxembourg tax authorities (see "Note 10 - Income Taxes" to our consolidated financial statements included in "Item 1. Financial Statements" for information on this matter), and the resolution of other prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense was $23.8 million for the current quarter and $33.9 million for the preceding quarter.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table summarizes our Condensed Consolidated Results of Operations for the nine months ended September 30, 2024 and 2023 (in millions, except percentages):

	Nine Months Ended		Change	% Change
	September 30, 2024	September 30, 2023
Revenues	$1,778.2	$1,300.4	$477.8	37%
Operating expenses
Contract drilling (exclusive of depreciation)	1,345.6	1,141.6	204.0	18%
Depreciation	88.2	73.6	14.6	20%
General and administrative	89.6	75.0	14.6	19%
Total operating expenses	1,523.4	1,290.2	233.2	18%
Equity in earnings (losses) of ARO	(21.7)	5.0	(26.7)	NM
Operating income	233.1	15.2	217.9	NM
Other income, net	13.3	30.7	(17.4)	(57)%
Provision for income taxes	7.2	7.6	(0.4)	(5)%
Net income	239.2	38.3	200.9	NM
Net (income) loss attributable to noncontrolling interests	0.5	(8.1)	8.6	(106)%
Net income attributable to Valaris	$239.7	$30.2	$209.5	NM
NM - Not meaningful

Revenues increased primarily due to $328.7 million of incremental revenue earned for VALARIS DS-17, VALARIS DS-8 and VALARIS DS-7, which have commenced new contracts since mid-2023 following reactivations. For the remaining fleet, there were increases of $123.3 million from higher average daily revenue, primarily due to certain rigs working under higher day rate contracts during the nine months ended September 30, 2024 as compared to the prior year period, and $24.4 million from higher customer reimbursable revenue.

Contract drilling expense increased primarily due to incremental costs of $94.8 million incurred for VALARIS DS-17, VALARIS DS-7 and VALARIS DS-8. For the remaining fleet, we had an increase in personnel-related costs of $33.8 million, partially driven by wage increases in certain regions and incentive compensation costs, higher reimbursable expenses of $22.5 million and a net increase in mobilization costs of $11.7 million, which is largely attributable to the amortization of mobilization costs for VALARIS 247 during the nine months ended September 30, 2024 and was partially offset by lower mobilization costs for various other rigs. Additionally, we incurred $8.7 million of incremental costs related to the stacking of VALARIS DS-13 and VALARIS DS-14.

Depreciation expense increased primarily due to new assets placed in service for certain rigs that underwent reactivation projects and capital upgrades.

General and administrative expenses increased primarily due to higher professional fees and compensation costs.

Other income, net, decreased primarily due to a $27.3 million net gain on the sale of VALARIS 54 recognized in the prior year period and a $15.5 million increase in interest expense, both of which were partially offset by a $29.2 million loss from the extinguishment of the Senior Secured First Lien Notes due 2028 (the "First Lien Notes") recognized in the prior year period (see "Note 8 - Debt" to our consolidated financial statements included in "Item 1. Financial Statements" for information regarding this debt extinguishment).

Discrete income tax benefit for the nine months ended September 30, 2024 was $70.0 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, including the reversal of a liability associated with tax assessments received from the Luxembourg tax authorities in the second quarter of 2024 (see "Note 10 - Income Taxes" to our consolidated financial statements included in "Item 1. Financial Statements" for information on this matter), and the resolution of other prior period tax matters. Discrete income tax benefit for the prior year period was $39.5 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and the resolution of other prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense for the nine months ended September 30, 2024 and 2023 was $77.2 million and $47.1 million, respectively.

Rig Counts, Utilization and Average Daily Revenue

The following table summarizes the total and active offshore drilling rigs for Valaris and ARO as of the following dates:

	September 30, 2024	June 30, 2024	September 30, 2023
Total Fleet
Floaters (1)	18	18	16
Jackups (2)	26	26	27
Other (3)	9	9	8
Total Fleet - Valaris	53	53	51
ARO (4)	9	9	7

Active Fleet (5)
Floaters	13	13	13
Jackups (2)	18	18	20
Other (3)	9	9	8
Active Fleet - Valaris	40	40	41
ARO (4)	9	9	7

(1)During the fourth quarter of 2023, we took delivery of VALARIS DS-13 and VALARIS DS-14.
(2)During the first and second quarters of 2024, we leased VALARIS 108 and VALARIS 76, respectively, to ARO. During the second quarter of 2024, the VALARIS 143 contract with ARO was terminated.
(3)This represents the jackup rigs leased to ARO through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. Rigs leased to ARO operate under long-term contracts with Saudi Aramco. During the first and second quarters of 2024, we leased VALARIS 108 and VALARIS 76, respectively, to ARO. During the second quarter of 2024, the VALARIS 143 contract with ARO was terminated and the rig is now preservation stacked.
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

Operating results for our contract drilling services segment are largely dependent on two primary revenue metrics: utilization and day rates. The following table summarizes our and ARO's rig utilization and average daily revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Rig Utilization - Total Fleet (1)
Floaters	63%	66%	63%	58%
Jackups	60%	58%	57%	58%
Other (2)	100%	100%	100%	100%
Total Valaris	69%	69%	67%	66%
ARO	66%	82%	79%	92%

Rig Utilization - Active Fleet (1)
Floaters	87%	92%	88%	76%
Jackups	87%	82%	80%	78%
Other (2)	100%	100%	100%	100%
Total Valaris	90%	90%	87%	83%
ARO	66%	82%	79%	92%

Average Daily Revenue (3)
Floaters	$359,000	$340,000	$338,000	$259,000
Jackups	133,000	120,000	121,000	104,000
Other (2)	32,000	37,000	38,000	43,000
Total Valaris	$171,000	$167,000	$164,000	$127,000
ARO	$103,000	$102,000	$103,000	$96,000

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

(3)Average daily revenue is derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues, revenues earned during suspension periods, revenues attributable to amortization of drilling contract intangibles and lump-sum revenues and amortization thereof, by the aggregate number of operating days.

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
Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024

Segment information for the current quarter and preceding quarter is as follows (in millions):

Three Months Ended September 30, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$389.0	$213.7	$113.7	$40.4	$(113.7)	$643.1
Operating expenses
Contract drilling (exclusive of depreciation)	247.7	156.7	93.8	22.1	(58.2)	462.1
Loss on impairment	—	—	28.4	—	(28.4)	—
Depreciation	14.8	11.4	21.1	2.9	(18.5)	31.7
General and administrative	—	—	4.9	—	25.7	30.6
Equity in losses of ARO	—	—	—	—	(23.8)	(23.8)
Operating income (loss)	$126.5	$45.6	$(34.5)	$15.4	$(58.1)	$94.9

Three Months Ended June 30, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$383.9	$185.8	$124.2	$40.4	$(124.2)	$610.1
Operating expenses
Contract drilling (exclusive of depreciation)	257.4	123.2	94.1	19.6	(55.6)	438.7
Depreciation	14.1	10.9	19.7	2.5	(17.5)	29.7
General and administrative	—	—	5.5	—	27.0	32.5
Equity in losses of ARO	—	—	—	—	(0.3)	(0.3)
Operating income	$112.4	$51.7	$4.9	$18.3	$(78.4)	$108.9

Floaters

Floater revenue remained relatively flat for the current quarter as compared to the preceding quarter, primarily due to the offsetting impacts of higher average daily revenue of $9.6 million and fewer operating days of $6.7 million. The increase in average daily revenue related primarily to certain rigs working under higher day rate contracts in the current quarter as compared to the preceding quarter, partially offset by a decrease of $4.3 million for mobilization revenue. The decrease in operating days was primarily due to the completion of contracts for VALARIS DPS-5 and VALARIS DS-10 during the quarter, partially offset by more operating days for VALARIS DS-7, which commenced a contract in late May after its reactivation.

Floater contract drilling expense decreased $9.7 million, or 4%, for the current quarter as compared to the preceding quarter, primarily driven by lower personnel-related costs of $8.7 million due to certain rigs completing their contracts during the current quarter and incremental headcount requirements for VALARIS DS-17 in the preceding quarter while working in Argentina. Further contributing to the decrease were lower reactivation costs related to VALARIS DS-7 of $8.0 million. These decreases were partially offset by an increase of $4.9 million in repairs and maintenance costs as a result of scheduled maintenance for certain rigs in the current quarter.

Jackups

Jackup revenues increased $27.9 million, or 15%, for the current quarter as compared to the preceding quarter, primarily due to a $16.9 million increase in mobilization revenue, largely attributable to amortization of a lump-sum mobilization fee for VALARIS 247, which commenced a new contract in the current quarter after mobilizing from the United Kingdom to Australia earlier in the year. Further contributing to the higher revenues was a $10.8 million increase from incremental operating days in the current quarter, primarily due to VALARIS 247 and VALARIS STAVANGER, which were preparing for their current contracts in the preceding quarter, partially offset by unplanned downtime in the current quarter for leg repairs on VALARIS 249.

Jackup contract drilling expense increased $33.5 million, or 27%, for the current quarter as compared to the preceding quarter, primarily due to a $18.8 million increase in mobilization costs, which was largely attributable to the amortization of mobilization costs for VALARIS 247, a $5.3 million increase in repairs and maintenance costs, partially due to leg repairs for VALARIS 249 during the current quarter, and a $5.1 million increase in personnel-related costs as a result of more rigs working under contract in the current quarter.

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

ARO revenue decreased $10.5 million, or 8%, for the current quarter as compared to the preceding quarter, primarily due to lower revenue of $12.6 million following the contract termination for VALARIS 143 in the preceding quarter and contract suspensions for VALARIS 147 and VALARIS 148 in the current quarter, and a decrease of $2.5 million related to certain rigs which were undergoing maintenance projects or had unplanned downtime in the current quarter. These decreases were partially offset by incremental revenue of $4.0 million from the commencement of operations for Kingdom 2 during the current quarter.

ARO contract drilling expense remained relatively flat for the current quarter as compared to the preceding quarter, primarily due to lower bareboat charter lease expense, inclusive of certain adjustments, of $3.2 million as a result of the contract termination for VALARIS 143 in the preceding quarter and the suspensions for VALARIS 147 and VALARIS 148 in the current quarter, which was largely offset by higher personnel-related costs of $1.3 million and increased repairs and maintenance costs of $1.0 million in the current quarter.

During the current quarter, ARO recorded a non-cash loss on impairment of $28.4 million with respect to the contract termination for VALARIS 143 and contract suspensions for VALARIS 147 and VALARIS 148. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the impairment.

Other

Other revenue remained flat in the current quarter as compared to the preceding quarter, primarily due to a $3.3 million increase in customer reimbursable revenue, which was largely offset by a $1.3 million decrease in revenue earned from lease agreements with ARO.

Other contract drilling expense increased $2.5 million, or 13%, for the current quarter as compared to the preceding quarter, primarily due to higher customer reimbursable expenses of $2.6 million.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Segment information for the nine months ended September 30, 2024 and 2023 is as follows (in millions):

Nine Months Ended September 30, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$1,097.3	$551.8	$376.2	$129.1	$(376.2)	$1,778.2
Operating expenses
Contract drilling (exclusive of depreciation)	758.5	413.8	286.2	63.9	(176.8)	1,345.6
Loss on impairment	—	—	28.4	—	(28.4)	—
Depreciation	42.1	32.7	59.8	6.7	(53.1)	88.2
General and administrative	—	—	16.2	—	73.4	89.6
Equity in losses of ARO	—	—	—	—	(21.7)	(21.7)
Operating income (loss)	$296.7	$105.3	$(14.4)	$58.5	$(213.0)	$233.1

Nine Months Ended September 30, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Revenues	$685.5	$480.3	$362.9	$134.6	$(362.9)	$1,300.4
Operating expenses
Contract drilling (exclusive of depreciation)	586.0	394.1	277.9	57.2	(173.6)	1,141.6
Depreciation	40.8	28.8	46.4	3.8	(46.2)	73.6
General and administrative	—	—	15.9	—	59.1	75.0
Equity in earnings of ARO	—	—	—	—	5.0	5.0
Operating income	$58.7	$57.4	$22.7	$73.6	$(197.2)	$15.2

Floaters

Floater revenue increased $411.8 million, or 60%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to incremental revenue of $328.7 million from VALARIS DS-17, VALARIS DS-8 and VALARIS DS-7, which have commenced new contracts since mid-2023 following reactivations. For the remaining floater fleet, there was a net increase of $82.6 million from higher average daily revenue, primarily due to certain floaters working under higher day rate contracts in the current period as compared to the prior year period.

Floater contract drilling expense increased $172.5 million, or 29%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to incremental costs of $94.8 million incurred for VALARIS DS-17, VALARIS DS-8 and VALARIS DS-7 during the nine months ended September 30, 2024. For the remaining fleet, there were increases of $35.6 million in personnel-related costs, partially driven by wage increases in certain regions and incentive compensation costs, higher repair and maintenance costs of $16.8 million, primarily due to planned maintenance during the current year, and $8.7 million incurred related to the stacking of VALARIS DS-13 and VALARIS DS-14.

Jackups

Jackup revenues increased $71.5 million, or 15%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to net increases of $41.9 million from higher average daily revenue related to certain rigs working under contracts with higher day rates than the prior year period and increased mobilization revenue, $24.1 million from higher customer reimbursable revenue and $5.3 million from incremental operating days.

Jackup contract drilling expense increased $19.7 million, or 5%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to higher customer reimbursable expenses of $22.7 million and increased mobilization costs of $18.7 million, primarily driven by the amortization of mobilization costs related to the commencement of a new contract for VALARIS 247. These increases were partially offset by a $20.8 million decrease in repairs and maintenance costs, largely attributable to maintenance for certain rigs during special periodic surveys performed in the prior year period.

ARO

ARO revenue increased $13.3 million, or 4%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to $51.6 million of incremental revenue from Kingdom 1 and Kingdom 2, which commenced operations in November 2023 and August 2024, respectively, and VALARIS 108, which we began leasing to ARO during the first quarter of 2024. This increase was partially offset by a decrease of $21.5 million related to the contract termination for VALARIS 143 in May 2024 and contract suspensions for VALARIS 147 and VALARIS 148 in August 2024, as well as a decrease of $13.9 million from unplanned downtime in the nine months ended September 30, 2024.

ARO contract drilling expense increased $8.3 million or 3% for the nine months ended September 30, 2024 compared to the prior year period, primarily due to $11.1 million of incremental operating costs related to the operation of Kingdom 1, Kingdom 2 and VALARIS 108 in the nine months ended September 30, 2024 and higher personnel-related costs of $5.1 million for the remainder of the fleet. These increases were partially offset by lower bareboat charter lease expense, inclusive of certain adjustments, of $7.5 million as a result of the contract termination for VALARIS 143 and the suspensions for VALARIS 147 and VALARIS 148 in the nine months ended September 30, 2024.

ARO depreciation expense increased $13.4 million, or 29%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to the additions of Kingdom 1 and Kingdom 2 to the fleet.

During the nine months ended September 30, 2024, ARO recorded non-cash losses on impairment totaling $28.4 million with respect to the contract termination for VALARIS 143 and contract suspensions for VALARIS 147 and VALARIS 148. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the impairment.

Other

Other revenue decreased $5.5 million, or 4%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to lower revenue earned from lease agreements with ARO of $11.8 million, which was partially offset by higher average daily revenues earned by our managed rigs of $5.2 million as a result of contract extensions executed during the nine months ended September 30, 2024 at higher rates.

Other contract drilling expense increased $6.7 million, or 12%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to increased repairs and maintenance costs of $2.9 million and higher personnel-related costs of $2.4 million.

Other Income (Expense)

The following table summarizes other income (expense) (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Interest income	$17.5	$31.0	$69.5	$74.2
Interest expense, net	(22.4)	(22.6)	(62.7)	(47.2)
Net foreign currency exchange gains (losses)	(3.5)	2.5	4.4	3.4
Net periodic pension and retiree medical income	0.6	0.7	2.0	0.3
Net gain (loss) on sale of property	(0.2)	—	(0.3)	27.9
Loss on extinguishment of debt	—	—	—	(29.2)
Other, net	0.3	0.3	0.4	1.3
	$(7.7)	$11.9	$13.3	$30.7

Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024

Interest income decreased $13.5 million, or 44%, for the current quarter compared to the preceding quarter, primarily due to the recognition of non-cash interest income of $13.9 million in the preceding quarter related to an adjustment to the discount on our outstanding 10-year shareholder notes receivable due from ARO (the "Notes Receivable from ARO"), which resulted from a partial net settlement agreement executed in the preceding quarter (the "Net Settlement Agreement"). See "Note 3 - Equity Method Investment in ARO" to our consolidated financial statements included in "Item 1. Financial Statements" for more information on this matter.

Net foreign currency exchange losses increased $6.0 million from a net gain of $2.5 million in the preceding quarter to a net loss of $3.5 million in the current quarter, primarily driven by unfavorable exchange rate movements in Brazilian reals, euros, British pounds and Mexican pesos.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Interest income decreased $4.7 million, or 6%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to a $13.1 million decrease in interest income on cash equivalents due to a lower average balance during the nine months ended September 30, 2024 and a $4.4 million decrease in interest income earned on our outstanding Notes Receivable from ARO, which was driven by lower outstanding principal balances related to the Net Settlement Agreement and lower interest rates relative to the prior year period. These decreases were partially offset by an increase from the recognition of non-cash interest income of $13.9 million for an adjustment to the discount on our outstanding Notes Receivable from ARO, which resulted from the Net Settlement Agreement executed in the 2024 second quarter. See "Note 3 - Equity Method Investment in ARO" to our consolidated financial statements included in "Item 1. Financial Statements" for information on this matter.

Interest expense increased $15.5 million, or 33%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to higher interest expense of $25.7 million related to a higher principal debt balance in the nine months ended September 30, 2024. This increase was partially offset by higher capitalized interest of $10.2 million, primarily due to VALARIS DS-13 and VALARIS DS-14, which were delivered at the end of 2023.

Net foreign currency exchange gains increased $1.0 million for the nine months ended September 30, 2024 compared to the prior year period, primarily driven by favorable exchange rate movements in the Brazilian reals, Angolan kwanza and Mexican pesos, partially offset by unfavorable exchange rate movements in the Nigerian naira, British pounds, Norwegian kroner and Egyptian pounds.

We recognized a $29.2 million loss from the extinguishment of the First Lien Notes in the prior year period. See "Note 8 - Debt" to our consolidated financial statements included in "Item 1. Financial Statements" for information regarding this debt extinguishment.

Net gains on the sale of property decreased $28.2 million for the nine months ended September 30, 2024 compared to the prior year period, primarily due to sale of VALARIS 54 in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents and cash flows from operations. Additionally, we have liquidity available under our senior secured revolving credit agreement, which matures in 2028 (the "Credit Agreement"). We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from cash and cash equivalents, cash flows from operations, as well as cash to be received from maturity of our Notes Receivable from ARO and from the distribution of earnings from ARO. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs. However, the Indenture governing our Second Lien Notes, as defined below, dated as of April 19, 2023, (the "Indenture"), and the Credit Agreement contain covenants that limit our ability to incur additional indebtedness.

Our cash and cash equivalents as of September 30, 2024 and December 31, 2023 were $379.3 million and $620.5 million, respectively. We have no debt principal payments due until 2030 and had $375.0 million available for borrowing, including up to $150.0 million for the issuance of letters of credit, under the Credit Agreement as of October 25, 2024. See below and "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the Credit Agreement and the 8.375% Second Lien Notes due 2030 (the "Second Lien Notes").

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

Cash Flows and Capital Expenditures

Absent periods where we have significant financing or investing transactions or activities, such as debt or equity issuances, share repurchases, debt repayments, business combinations or asset sales, our primary sources and uses of cash are driven by cash generated from or used in operations and capital expenditures. Our net cash provided by or used in operating activities and capital expenditures were as follows (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$230.8	$170.8
Capital expenditures	$(343.4)	$(233.1)

During the nine months ended September 30, 2024, we generated $230.8 million of cash flow from operating activities primarily due to operating income for the period of $233.1 million and U.S. income tax refunds totaling $35.9 million received during the third quarter of 2024, partially offset by changes in working capital. Our primary uses of cash were $343.4 million for maintenance and upgrades of our drilling rigs, reactivation costs and costs to mobilize the recently delivered VALARIS DS-13 and VALARIS DS-14 to their stacking location.

During the nine months ended September 30, 2023, we generated $170.8 million of cash flow from operating activities primarily due to operating income for the period, the collection of $45.9 million for certain tax receivables and other changes in working capital. Our primary uses of cash were $233.1 million for the maintenance and upgrades of our drilling rigs, including reactivations.

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

Based on our current projections, we expect capital expenditures during 2024 to approximate $465.0 million to $475.0 million primarily relating to maintenance and upgrade projects, including rig reactivation and associated contract-specific capital expenditures. We expect to receive aggregate upfront payments from our customers of approximately $55.0 million related to these projects. Depending on market conditions, contracting activity and future opportunities, we may reactivate additional rigs or make additional capital expenditures to upgrade rigs for customer requirements and acquire additional rigs.

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

The following table summarizes the maturity schedule of our Notes Receivable from ARO as of September 30, 2024 (in millions):

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

Share Repurchase Program

Our board of directors has authorized a share repurchase program under which we may purchase up to $600.0 million of our outstanding common shares. During the three and nine months ended September 30, 2024, we repurchased 1.8 million shares at an aggregate cost of approximately $100.0 million for an average price of $57.02 per share. As of September 30, 2024, we had approximately $300.0 million available for share repurchases pursuant to the program. See "Note 9 - Shareholders' Equity" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on our share repurchase program.

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of September 30, 2024, we were contingently liable for an aggregate amount of $29.8 million under outstanding letters of credit, which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of September 30, 2024, we had collateral deposits in the amount of $11.2 million with respect to these agreements.

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The first newbuild rig, Kingdom 1, was delivered in the fourth quarter 2023, and the second rig, Kingdom 2, was delivered in the second quarter of 2024. In October 2023, ARO entered into a $359.0 million term loan to finance the remaining payments due upon delivery of the two rigs and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. Our Notes Receivable from ARO are subordinated and junior in right of payment to ARO’s term loan. Additionally, in the second quarter of 2024, ARO entered into a revolving credit facility which provides for borrowings of up to $100.0 million. There were no amounts outstanding under the credit facility as of September 30, 2024.

In October 2024, ARO ordered the third newbuild jackup, Kingdom 3, for a purchase price of approximately $300.0 million, and paid the 25% down payment from cash on hand. The final payment will be due upon delivery of the rig. ARO is expected to commit to order one additional newbuild jackup in the near term. ARO intends for these newly ordered jackup rigs to be financed out of cash on hand or from operations or funds available from third-party financing. In the event ARO has insufficient cash or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Beginning with the delivery of the second newbuild, each partner's commitment is reduced by the lesser of the actual cost of each newbuild rig or $250.0 million on a proportionate basis. Following the delivery of Kingdom 2, our commitment to fund the newbuild program has been reduced to $1.1 billion. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on ARO.

Tax Assessments

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR 117.0 million (approximately $28.0 million converted at current period-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount. In order to further contest the assessment, we agreed to a seven-month payment plan which commenced in August 2024. As of September 30, 2024, we had approximately $21.0 million outstanding under the payment plan. We have not recorded a liability for uncertain tax positions as of September 30, 2024, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and will vigorously contest this assessment.

In December 2023, one of our Luxembourg subsidiaries received tax assessments for fiscal years 2019, 2020, 2021 and 2023. In February 2024, the Luxembourg tax authorities rescinded the portion of the assessment relating to 2023, resulting in a revised aggregate tax assessment of approximately €60.0 million (approximately $65.0 million converted at then-current exchange rates). We recorded a liability for uncertain tax positions for this amount in the fourth quarter of 2023 and contested the validity and amount of the assessments. In April 2024, we received a favorable decision from the Luxembourg tax authorities stating that the assessments for the 2019-2021 tax years are not enforceable. As a result, we reversed the uncertain tax position liability for the previously issued assessments and recognized a tax benefit of approximately $65.0 million in our Condensed Consolidated Statements of Operations during the second quarter of 2024. See Note 10 – Income Taxes to our condensed consolidated financial statements included in “Item 1. Financial Statements” for information on this matter.

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million (approximately $70.0 million converted at current quarter-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29.0 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. We have a $19.8 million liability for unrecognized tax benefits relating to these assessments as of September 30, 2024. We believe our tax returns are materially correct as filed, and we are vigorously contesting these assessments. Although the outcome of such assessments and related administrative proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

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

MARKET RISK

Interest Rate Risk

Our outstanding debt at September 30, 2024 consisted of our $1.1 billion aggregate principal amount of Second Lien Notes. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates impacting the fair value of the debt.

Our Credit Agreement provides for commitments permitting borrowings of up to $375.0 million at September 30, 2024. As the interest rates for such borrowings are at variable rates, we are subject to interest rate risk. As of September 30, 2024, we had no outstanding borrowings under the Credit Agreement.

Our Notes Receivable from ARO bear interest based on the one-year term SOFR rate, set as of the end of the year prior to the year applicable, plus 2.10%. As the Notes Receivable from ARO bear interest on the applicable SOFR rate determined at the end of the preceding year, the rate governing our interest income in 2024 has already been determined. A hypothetical 1% decrease to SOFR would decrease interest income for the year ended December 31, 2024 by $3.5 million based on the principal amount outstanding at September 30, 2024 of $352.0 million.

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

Based on their evaluation as of September 30, 2024, our management, with the participation of our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2019, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.4 million liability related to these matters was included in Accrued liabilities and other on our Condensed Consolidated Balance Sheet as of September 30, 2024 included in "Item 1. Financial Statements."

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our board of directors has authorized a share repurchase program of up to $600.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and is subject to compliance with applicable covenants and restrictions under our financing agreements. The amount remaining for purchase was approximately $300.0 million as of September 30, 2024.

The following table provides a summary of our repurchases of our equity securities during the quarter ended September 30, 2024 (in millions, except average price per share):

Issuer Purchases of Equity Securities
Period	Total Number of Securities Purchased	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

July 1 - July 31	—	$—	—	$400.0
August 1 - August 31	0.2	$60.94	0.2	$385.7
September 1 - September 30	1.6	$56.42	1.6	$300.0
Total	1.8	$57.02	1.8	$300.0

Item 5. Other Information

On August 30, 2024, Gilles Luca, Senior Vice President and Chief Operating Officer, adopted a trading agreement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Luca's trading plan provides for the sale, beginning December 2, 2024 through November 10, 2025, of up to 50,000 of our common shares. This represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions set forth in the written plan.

No other director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K during the three months ended September 30, 2024.

Item 6.  Exhibits

Exhibit Number	Exhibit
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included with Exhibit 101 attachments).
*   Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan and arrangement required to be filed as an exhibit pursuant to Item 6 of this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris Limited

Date:	October 31, 2024	/s/ CHRISTOPHER T. WEBER
Christopher T. Weber Senior Vice President and Chief Financial Officer

/s/ MELISSA BARRON
Melissa Barron Controller (principal accounting officer)