Form 10-K
period 2024-12-31
Valaris Ltd
filed 2025-02-20
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐        No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
The aggregate market value of the common shares (based upon the closing price on the New York Stock Exchange on June 30, 2024 of $74.50 of the registrant held by non-affiliates of Valaris Limited at that date) was approximately $4.6 billion.
As of February 14, 2025, there were 71,032,299 common shares of the registrant outstanding.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "likely," "outlook," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; expected utilization, day rates, revenues, operating expenses, cash flows, contract status, terms and duration, contract backlog, capital expenditures, insurance, financing and funding; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effect of the volatility of commodity prices; expected work commitments, awards, contracts and letters of intent; the availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; rig reactivations, enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; performance and expected benefits of our joint ventures, including our joint venture with Saudi Arabian Oil Company ("Saudi Aramco"); timing of the delivery of the Saudi Aramco Rowan Offshore Drilling Company ("ARO") newbuild rigs and the timing of additional ARO newbuild orders; divestitures of assets; general market, business and industry conditions, trends and outlook; general political conditions, including political tensions, conflicts and war; the impacts and effects of public health crises, pandemics and epidemics; future operations; the effectiveness of our cybersecurity programs; uncertainty around the use and impacts of artificial intelligence ("AI") applications; expectations regarding our sustainability targets and strategy; the impact of increasing regulatory complexity; the outcome of tax disputes, assessments and settlements; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.

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

•requirements to make significant expenditures in connection with rig reactivations, customer drilling requirements, joint ventures and to comply with governing laws or regulations in the regions we operate;

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

•decreases in levels of drilling activity and capital expenditures by our customers, whether as a result of the global capital markets and liquidity, prices of oil and natural gas, changes in tax policy (such as the United Kingdom’s (the "U.K.") windfall tax on oil and gas producers in the British North Sea), climate change concerns or otherwise, which may cause us to idle, stack or retire additional rigs;

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

•risks and challenges resulting from the use of AI by us, third-party service providers or our competitors;

•disputes over production levels among members of the Organization of Petroleum Exporting Countries and other oil and gas producing nations (“OPEC+”), which could result in increased volatility in prices for oil and natural gas that could affect the markets for our services;

•our ability to enter into, and the terms of, future drilling contracts, including contracts for acquired rigs, for rigs currently idled and for rigs whose contracts are expiring;

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

•governmental regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations, limitations on new oil and gas leasing in United States (the "U.S.") federal lands and waters, and legislative or regulatory measures to limit or reduce greenhouse gas emissions ("GHG");

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

•potential impacts on our business resulting from climate-change, and the impact on our business from climate-change related physical changes or changes in weather patterns;

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

•environmental or other liabilities, risks, damages or losses, whether related to storms, hurricanes or other weather-related events (including wreckage or debris removal), collisions, groundings, blowouts, fires, explosions, cyber-attacks, terrorism or otherwise, for which insurance coverage and contractual indemnities may be insufficient, unenforceable or otherwise unavailable;

•tax matters, including our effective tax rates, tax positions, results of audits, changes in tax laws (including global minimum tax initiatives), treaties and regulations, tax assessments and liabilities for taxes;

•our ability to realize the expected benefits of our joint venture with Saudi Aramco, including our ability to fund any required capital contributions or to enforce any payment obligations of the joint venture pursuant to outstanding shareholder notes receivable and benefits of our other joint ventures;

•the potentially dilutive impacts of outstanding warrants;

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

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. We own the world's largest offshore drilling rig fleet, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet. As of February 20, 2025, we own 52 rigs, including 13 drillships, four dynamically positioned semisubmersible rigs, one moored semisubmersible rig, 34 jackup rigs and a 50% equity interest in ARO, our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional nine rigs.

Our customers include many of the leading international and government-owned oil and gas companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies with global operations. The markets in which we operate include the Gulf of Mexico, South America, the North Sea, the Mediterranean, the Middle East, Africa and Asia Pacific.

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

Demand for offshore drilling is impacted by fundamental supply and demand dynamics for crude oil. Since late 2022, Brent crude oil prices have been largely trading in a range between $70 and $90 per barrel, with OPEC+ members managing supply in an effort to keep the market in balance. Importantly, longer-dated Brent crude oil prices have remained stable, with the five-year forward price above $65 per barrel, a level at which nearly 90% of undeveloped offshore reserves are expected to be profitable. As a result, we believe the constructive oil price environment is supportive of continued investment in long-cycle offshore projects.

Rig attrition in the industry over the last decade, particularly for floaters, has resulted in a smaller global fleet of rigs that is available to meet customer demands. While demand for offshore drilling services has declined modestly since early 2024, global demand for hydrocarbons continues to increase and offshore production, particularly deepwater, is expected to play an important role in providing secure, reliable and affordable energy to meet the world’s growing energy needs. Consequently, our outlook for the offshore drilling business is positive.

Contract Drilling Operations

Our business consists of four operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups, (3) ARO and (4) Other, which consists of management services on rigs owned by third parties and the activities associated with our lease arrangements with ARO. Floaters, Jackups and ARO are also reportable segments.

As of December 31, 2024, we owned 53 rigs, of which 16 are located in the Middle East and Africa, 16 are located in North and South America, 15 are located in Europe, and six are located in Asia and the Pacific Rim.

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

Our drilling contracts are negotiated with our customers, and most contracts are awarded following competitive bidding. The terms of our drilling contracts vary, but generally contain the following commercial terms:

•contract duration or term for a specific period of time or a period necessary to drill one or more wells,
•term extension options, exercisable by our customers, upon advance notice to us, at mutually agreed, indexed, fixed rates or current rate at the date of extension,
•provisions permitting early termination of the contract, which may include (1) if the rig is lost or destroyed, (2) if operations are suspended for a specified period of time due to various events, including damage or breakdown of major rig equipment, unsatisfactory performance, "force majeure" events or breach of contract, (3) failure of the customer to receive final investment decision (FID) approval with respect to projects for which the drilling rig was contracted or (4) at the convenience (without cause) of the customer, exercisable upon advance notice to us, and in certain cases without making an early termination payment to us,
•payment of compensation to us is (generally in U.S. dollars, although some contracts require a portion of the compensation to be paid in local currency) on a day rate basis such that we receive a fixed amount for each day that the drilling rig is under contract (lower day rates generally apply for periods when operations are suspended due to various events, including during delays that are beyond our reasonable control, during repair of equipment damage or breakdown and during periods of re-drilling damaged portions of the well, and no day rate, or zero rate, generally applies when these limited periods are exceeded until the event is remediated, and during periods to remediate unsatisfactory performance or other specified conditions),
•payment by us of the operating expenses of the drilling rig, including crew labor and incidental rig supply and maintenance costs,
•mobilization and demobilization requirements of us to move the drilling rig to and from the planned drilling site, and may include reimbursement of all or a portion of these moving costs by the customer in the form of an up-front payment, additional day rate over the contract term or direct reimbursement, and
•provisions allowing us to recover certain labor and other operating cost increases from our customers through day rate adjustment or direct reimbursement for certain cost increases due to changes in applicable law or rising operational expenses.

Contract awards generally remain subject to a highly competitive bidding process, which could result in contracts that contain unfavorable contractual and commercial terms, such as certain limitations on our ability to be indemnified from operator and third-party damages caused by our negligence, gross negligence or willful misconduct, resulting in increases in the nature and amounts of liability allocated to us, which we endeavor to limit through a financial cap.

Backlog Information

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for backlog information.

Major Customers

We provide our contract drilling services to major international, government-owned and independent oil and gas companies. During the year ended December 31, 2024, our five largest customers accounted for 49% of consolidated revenues. BP plc, our only customer who accounts for 10% or more of consolidated revenues, accounted for 17% of consolidated revenues.

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

Non-U.S. Operations

Revenues from non-U.S. operations were 84%, 80% and 78% of our total consolidated revenues during the years ended December 31, 2024, 2023 and 2022, respectively.

See "Item 1A. Risk Factors - Our non-U.S. operations involve additional risks not typically associated with U.S. operations."

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

Our insurance program also provides hull and machinery coverage for physical damage (including total loss) to our rigs, cargo and equipment, excluding damage arising from a named windstorm in the U.S. Gulf of Mexico. We separately purchase a small limit of named windstorm insurance for our floater rigs in the U.S. Gulf of Mexico. We carry limited insurance for loss of hire for several of our rigs.

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

We generally indemnify the customer for legal and financial consequences of spills of waste oil, fuels, lubricants, motor oils, pipe dope, paint, solvents, ballast, bilge, garbage, debris, sewage, hazardous waste and other liquids, the discharge of which originates from our rigs or equipment above the surface of the water and in some cases from our subsea equipment. Our contracts generally provide that, in the event of any such spill from our rigs, we are also responsible for the related fines and penalties.

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

Governmental Regulation and Environmental Matters

Our operations are affected by laws, regulations and political initiatives that relate to the oil and natural gas industry, including laws and regulations that have or may impose increased oil-spill related and financial responsibility requirements. Laws and regulations curtailing exploration and development drilling for oil and natural gas will directly affect us for economic, environmental, safety or other policy reasons. It is also possible that these laws, regulations and political initiatives could adversely affect our operations in the future by significantly increasing our operating costs or restricting areas open for drilling activity.  We incorporate by reference herein the disclosures on governmental regulations, including environmental matters, contained in the following sections of this Annual Report on Form 10-K:

•"Item 1A. Risk Factors – Regulatory, Legal and Tax Risks";
•"Item 1A. Risk Factors – Sustainability Risks";
•"Item 3. Legal Proceedings"; and
•"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Effects of Climate Change and Climate Change Regulation."

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

We encourage you to review our latest Sustainability Report, located on our website (www.valaris.com), for more detailed information regarding our sustainability programs and initiatives. Nothing on our website, including our Sustainability Report or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K or other filings that we make with the SEC.

Human Capital

We believe our people are one of the most important elements of our success, and we benefit from a motivated, engaged and diverse workforce. Our approach to attracting, developing and retaining a workforce of high-performing talent is anchored in a long-term employment model that seeks to foster personal growth and engagement.

Purpose and Culture

At Valaris, our purpose is to provide responsible solutions that deliver energy to the world. Our values are designed to guide us in support of our purpose:

●Integrity – Doing the right thing; whether or not anyone is watching;
●Safety – Causing no harm is always a priority;
●Excellence – Delivering value to our customers while consistently raising the bar on performance;
●Respect – Treating others the way we would like to be treated;
●Ingenuity – Solving problems creatively; and
●Stewardship – Safeguarding where we work for the next generation.
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

The Code is reviewed on a periodic basis and approved by our board of directors. To further support our values of respect and integrity, we have policies prohibiting corruption, bribery (including facilitation payments), money laundering, retaliation and reprisals for raising concerns, including those related to worker rights, working conditions, mistreatment, fraud and misconduct. In addition, we have adopted a policy against modern slavery and human trafficking in our business and our supply chains.

Employees

We had a global workforce of approximately 5,642 persons including contractors, and approximately 4,130 persons excluding contractors, as of December 31, 2024. Our personnel represented 74 nationalities spread across 22 locations. The majority of our personnel work on our offshore installations and are compensated on an hourly basis. A portion of our employees and contractors working outside of the U.S. are represented under collective bargaining or similar agreements, which are subject to periodic salary negotiation. As of December 31, 2024, women comprised 32% of our onshore employees and 1% of our offshore employees.

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

Training and Retention

We are focused on developing talent and leadership among both our onshore and offshore employees. In 2021, we launched the Building Organizational Leadership (BOLD) training program. This program is designed to engage, support and provide leadership tools for our offshore supervisors, helping them assess and develop their team’s understanding and use of our safety processes and policies. Approximately 338 personnel attended the program in 2024.

We provide regular training in health, safety, environmental and emergency response to our employees, as relevant to their roles, and we mandate that our employees complete training related to the Code, covering topics such as anti-corruption, workplace behavior and conflicts of interest. In addition, in 2024, all employees were assigned "Workplace Harassment" training as part of supporting a more inclusive workforce. Certain employees must also complete additional training on topics ranging from trade compliance to human trafficking.

Safety

Our policies set the expectation that causing no harm is a priority while conducting our operations. We seek to control major operational hazards with effective safeguards and to implement our management systems to protect the health and safety of our personnel.

Our Safe Systems of Work are designed with the aim of completing each job safely and efficiently:

●Work Instruction – Step-by-step description of how to complete specific work activities, including mandatory precautions to be implemented;

●Permit to Work – Formal authorization and control process for the safe execution of potentially hazardous work that may present risk to people, environment or assets;

●Energy Isolation – Formal isolation of all energy sources before performing work on equipment;

●Job Safety Analysis – Identification and control of job hazards before starting work; and

●Stop Work Authority – Empowerment to stop work if a risk to people, environment or assets is perceived to exist.

Information about our Executive Officers

Officers generally serve for a one-year term or until successors are elected and qualified to serve. The table below sets forth certain information regarding our executive officers as of February 20, 2025:

Name	Age	Position
Anton Dibowitz	53	President and Chief Executive Officer
Christopher Weber	52	Senior Vice President and Chief Financial Officer
Gilles Luca	53	Senior Vice President and Chief Operating Officer
Matthew Lyne	50	Senior Vice President and Chief Commercial Officer
Davor Vukadin	51	Senior Vice President and General Counsel

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

Christopher Weber became the Senior Vice President and Chief Financial Officer of Valaris in August 2022. Previously, he served as Chief Financial Officer of LUFKIN Industries, a leading global provider of rod lift optimization solutions, products, technologies and services to the oil and gas industry, from February 2021 to July 2022. Mr. Weber has also served as Chief Financial Officer of Abaco Drilling Technologies from July 2019 to February 2021 and Chief Financial Officer of Haliburton Company from June 2017 to November 2018. Prior to Halliburton, Mr. Weber served as Chief Financial Officer of Parker Drilling Company and held senior finance roles at Valaris predecessor companies. He received an MBA in Finance and Strategy from the Wharton School and a BA in Economics and English Literature from Vanderbilt.

Gilles Luca became Senior Vice President and Chief Operating Officer in December 2019. Previously, he served as Senior Vice President, Operations Support. He joined Valaris in 1997. Mr. Luca also served Valaris as Senior Vice President - Western Hemisphere, Vice President - Business Development and Strategic Planning, Vice President - Brazil Business Unit and General Manager - Europe and Africa. Before joining Valaris as an Operations Engineer in The Netherlands, Mr. Luca was employed by Foramer Drilling and Schlumberger with assignments in France and Venezuela. He holds a Master's Degree in Petroleum Engineering from the French Petroleum Institute and a Bachelor in Civil Engineering.

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
•Our use of a shared service center creates risks relating to the processing of transactions and recording of financial information.
•AI presents risks and challenges that can impact our business.
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

•The impact and effects of public health crises, pandemics and epidemics could have a material adverse effect on our business, financial condition and results of operations.
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
•The agreements governing our debt, including the Indenture and the Credit Agreement (as each are defined herein), contain various covenants that impose restrictions on us and certain of our subsidiaries.
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
•We are a Bermuda company, and it may be difficult enforcing judgments against us, our directors and officers.
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

Sustainability Risks

•Regulation of GHG and climate change could have a negative impact on our business.
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

Numerous factors may affect oil and natural gas prices and the level of demand for our services, including:

•regional and global economic conditions and changes therein, including recessions,
•oil and natural gas supply and demand, which is affected by worldwide economic activity and population growth,
•expectations regarding future energy prices,
•the desire and ability of OPEC+, its members and other oil-producing nations, such as Russia, to reach further agreements to set and maintain production levels and pricing and to implement existing and future agreements,
•the availability of capital for oil and natural gas participants, including our customers, and capital allocation decisions by our customers, including the relative economics of offshore development versus alternative prospects,
•the level of production by non-OPEC+ countries,
•the worldwide military or political environment, including the Russia-Ukraine conflict and the conflicts in the Middle East and any related political or economic responses, global macroeconomic effects of trade disputes and increased tariffs, such as those imposed, or that may be imposed, by the U.S. beginning in February 2025, and sanctions and uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas or geographic areas in which we operate, or acts of terrorism,
•U.S. and non-U.S. tax policy, including the U.K. windfall tax on oil and gas producers in the British North Sea,
•advances in exploration and development technology, including with respect to onshore shale,
•costs associated with exploring for, developing, producing and delivering oil and natural gas,
•the rate of discovery of new oil and natural gas reserves and the rate of decline of existing oil and gas reserves,
•investors reducing, or ceasing to provide, funding to the oil and natural gas industry in response to initiatives to limit or otherwise address climate change,

•laws and government regulations that limit, restrict or prohibit exploration and development of oil and natural gas in various jurisdictions, or materially increase the cost of such exploration and development,
•the development and exploitation of alternative fuels or energy sources, resulting in reduced capital spending by our customers on oil and natural gas projects, and increased demand for electric-powered products, including electric-powered vehicles,
•disruption to exploration and development activities due to hurricanes and other adverse weather conditions and the risk thereof,
•natural disasters or incidents resulting from operating hazards inherent in offshore drilling, such as oil spills, and
•the occurrence or threat of epidemic or pandemic diseases and any government response to such occurrence or threat.

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

Our industry is highly competitive, and our contracts are traditionally awarded on a competitive bid basis. Pricing, safety records and competency are key factors in determining which qualified contractor is awarded a contract. Rig availability, location, condition and technical capabilities, as well as operating efficiency, operating integrity, industry standing and customer relations, can also be significant factors in the determination. If we are not able to compete successfully, our revenues and profitability may decline.

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

As of February 18, 2025 and February 15, 2024, our contract backlog was approximately $3.6 billion and $3.9 billion, respectively. This amount reflects the remaining contractual terms multiplied by the applicable contractual day rate. The contractual revenue may be higher than the actual revenue we ultimately receive because of a number of factors, including rig downtime or suspension of operations.

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

Our ability to renew expiring contracts or obtain new contracts and the terms of any such contracts will depend on market conditions. For example, we have four drillships that are uncontracted. Our customers’ decisions to exercise option periods resulting in additional work for the rig under contract also depend on market conditions. We may be unable to renew our expiring contracts, including contracts expiring due to a failure by the customer to exercise option periods, or obtain new contracts for any of our uncontracted drilling rigs or the drilling rigs under contracts that have expired or have been terminated. In addition, the day rates under any new contracts or any renegotiated contracts may be substantially below the existing day rates, which could materially adversely affect our financial position, operating results or cash flows. If customers do not exercise option periods under contracts that we currently expect to be exercised, we may face increased idle time associated with the related rigs, as we may have difficulty securing additional work to cover the option periods. In addition, we may choose to stack idle rigs that are not under contract, which would require us to incur stacking costs for such rigs.

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

We provide our services to major international, government-owned and independent oil and natural gas companies. During 2024, our five largest customers accounted for 49% of consolidated revenues, with our largest customer representing 17% of our consolidated revenues and a significant percentage of our operating cash flows. Our financial position, operating results or cash flows may be materially adversely affected if any of our higher day rate contracts were terminated or renegotiated on less favorable terms or if a major customer terminates its contracts with us, fails to renew its existing contracts with us, requires renegotiation of our contracts or declines to award new contracts to us.

Some of our customers have consolidated and could continue to consolidate and could use their size and purchasing power to achieve economies of scale and pricing concessions. In addition, certain of our customers are increasingly focusing their business strategy on renewable energy projects and away from oil and natural gas exploration and production. Such customer consolidation and strategic transitions could result in reduced capital spending by such customers, decreased demand for our drilling services, loss of competitive position and negative pricing impacts. Some of our customers have also deferred the timing of their offshore projects as a result of a focus on capital discipline, including the deployment of additional cash to share repurchase and dividend programs, the limited availability of production equipment and protracted regulatory approvals. If we cannot maintain service and pricing levels for existing customers or replace such revenues with increased business activities from other customers, our financial position, operating results and cash flows could be materially adversely affected.

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

Our business depends on technologies, systems and networks, including both operational technology and information technology (“IT”), to conduct our offshore operations and help run our financial and onshore operations functions, including the collection of payments from customers, payments to vendors and employees and storage of company records. Some of these systems are managed or provided by third-party service providers, including cloud platform or cloud software providers. These systems are subject to growing risks associated with cybersecurity incidents and technical disruptions. These risks include, but may not be limited to, human error, power outages, computer, telecommunication and satellite failures, natural disasters, fraud or malice, social engineering or phishing attacks, viruses or malware, and other cyberattacks, such as denial-of-service or ransomware attacks. Entities or groups, including private and nation state actors, have mounted cyberattacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. In addition, the U.S. government has issued public warnings that indicate energy assets and companies engaging in significant transactions, such as acquisitions, might be specific targets of cybersecurity threats. Geopolitical tensions or conflicts, such as the Russia-Ukraine conflict and the conflicts in the Middle East, may further heighten the risk of cybersecurity threats.

Laws and regulations governing cybersecurity and data privacy and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges and potential costs, and any failure to comply with these cybersecurity and data privacy requirements or other applicable laws and regulations in this area could result in significant regulatory or other penalties and legal liability. Disruption to our operations and damage to our reputation could materially adversely affect our financial position, operating results or cash flows.

While we have a cybersecurity program to assess, identify and manage risks from cybersecurity threats, there is no guarantee such efforts will be successful in preventing or detecting any given threat. The cybersecurity threat landscape is rapidly evolving, and threat actors may leverage previously unknown vulnerabilities to perpetrate attacks, as well as sophisticated anti-forensics techniques to evade detection. We may be unable to anticipate evolving techniques, implement adequate cybersecurity barriers or other preventative measures, or respond, mitigate the risks from and recover from an incident without operational impact, and thus it is impossible for us to entirely mitigate this risk. Further, the use of AI by us or by third-party service providers may create new cybersecurity vulnerabilities, including those which may not be recognized at the time, and malicious actors may employ AI to aid in launching more sophisticated and effective cyber-attacks. We regularly defend against, respond to and mitigate risks from cybersecurity incidents, which to date have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future.

Cybersecurity incidents or system failures affecting either us or our third-party service providers can cause disruptions of our ability to conduct our operations, including disruptions of certain systems on our rigs, which could result in injury to people, our or our customers' assets, or the environment, disruptions of our ability to conduct our financial and onshore operating functions, including disruptions in our ability to make or receive payments, loss of intellectual property, proprietary information, customer and vendor data or other sensitive information, corruption or unauthorized release of our or our customer’s data. As a result, we may experience loss of revenue, reputational harm and ransom demands and could be subject to legal or regulatory claims or proceedings, including enforcement actions under data privacy or disclosure regulations, which may result in significant expenditures, fines or liabilities. In addition, we may incur large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, or to protect against similar future events. The impact of any such cybersecurity incident or system failure could materially adversely affect our financial position, operating results or cash flows.

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

We require skilled personnel to operate our drilling rigs and to provide technical services and support for our business, and further rig reactivations will require that we hire additional skilled personnel. As demand for our services and the number of active drilling rigs increases, competition for the labor required for drilling operations and construction projects intensifies, leading to shortages of qualified personnel in the industry. During periods of intensified competition, it is more difficult and costly to recruit, train and retain qualified employees, including in foreign countries that require a certain percentage of national employees. The most recent prolonged industry downturn and resulting reductions in offshore personnel wages further reduced the number of qualified personnel available. Hiring qualified and experienced personnel with the specialized skills and qualifications required to operate an offshore drilling rig is difficult due to the competitive labor market and lack of experience. In the current environment where competition for labor is intense, we may be required to increase existing levels of compensation to stay competitive in retaining a skilled workforce.

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

Our use of a shared service center creates risks relating to the processing of transactions and recording of financial information, which could materially adversely affect our financial condition, operating results or cash flows.

We have implemented a shared service center program pursuant to which we have outsourced certain finance, human resources, supply chain and IT functions. As part of this program, we outsource certain accounting, payroll, human resources, supply chain and IT functions to a third-party service provider. The party that we utilize for these services may not be able to handle the volume of activity or perform the quality of service necessary to support our operations. The failure of the third party to fulfill its obligations could disrupt our operations. In addition, the use of a shared service environment, including our reliance on a third-party provider, may create risks relating to the processing of transactions and recording of financial information. We could experience a lapse in the operation of internal controls due to turnover, lack of legacy knowledge and inappropriate training associated with the use of a third-party provider, which could result in significant deficiencies or material weaknesses in our internal control over financial reporting and materially adversely affect our financial position, operating results or cash flows.

AI presents risks and challenges that can impact our business.

AI presents risks and challenges that could impact our business, including breaches of privacy or security incidents related to the use of AI. We are integrating AI tools into our systems, and our third-party service providers as well as our competitors may also develop or use such tools. AI may become more important to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits, or any benefits, and we may not properly implement such technology. In addition, we or our AI service providers may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, compliance, and transparency, among others, which could inhibit our or our service providers’ ability to maintain an adequate level of functionality or service. Our service providers may also incorporate AI into their services without disclosing such use to us, or fail to disclose risks presented by their use of AI. There is a risk that AI tools used by us or by our service providers could produce inaccurate or unexpected results or behaviors that could harm our business, customers or reputation. Our competitors or other third parties may incorporate AI in their business operations more quickly or more successfully than we do, which may negatively impact our ability to compete effectively. Additionally, the complex and rapidly evolving landscape around AI may expose us to claims, inquiries, demands and proceedings by private parties and global regulatory authorities and subject us to legal liability as well as reputational harm. New laws and regulations are being adopted in various jurisdictions globally, including in Australia, the European Union (the "EU") and the U.S., and existing laws and regulations may be interpreted in ways that would affect our business operations and the way in which we use AI. Any of these outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of our or our customers’ property or information and/or materially adversely affect our financial position, operating results or cash flows.

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

We have issued a 10-year shareholder notes receivable to ARO (the “Notes Receivable from ARO”), which are governed by the laws of Saudi Arabia. In the event of a dispute with ARO over the repayment of the Notes Receivable from ARO, our ability to enforce the payment obligations of ARO or to exercise other remedies are subject to several significant limitations, including that our ability to accelerate outstanding amounts under the Notes Receivable from ARO is subject to the consent of Saudi Aramco and that the Notes Receivable from ARO are governed by the laws of Saudi Arabia, and we are limited to the remedies available under Saudi law. In addition, our Notes Receivable from ARO are subordinated and junior in right of payment to ARO’s term loan described below, and as such, we may not be repaid the interest or principal amounts of the Notes Receivable from ARO. Further, we may not receive cash interest from ARO for an extended period of time, or at all. For example, the 2024 interest owed by ARO on the Notes Receivable from ARO of $24.6 million was paid in kind in December 2024 by increasing the principal balance of the Notes Receivable from ARO.

We have a potential obligation to fund ARO for newbuild jackup rigs. The shareholder agreement governing the joint venture (the "Shareholder Agreement") specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The first two newbuild jackups were ordered in January 2020. The first rig, Kingdom 1, was delivered in the fourth quarter of 2023 and the second rig, Kingdom 2, was delivered in the second quarter of 2024. In October 2024, ARO ordered the third newbuild jackup, Kingdom 3, ARO is expected to commit to order one additional newbuild jackup in the near term. There can be no assurance that the new jackup rigs will begin operations as anticipated.

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

In connection with Saudi Arabia’s announcement to limit oil production capacity and Saudi Aramco’s suspension of certain drilling contracts, the VALARIS 143, VALARIS 147 and VALARIS 148 contracts were terminated during the year ended December 31, 2024. Upon termination of these contracts, the bareboat charter agreements between us and ARO were also terminated and the rigs were returned to us and stacked. If additional drilling contracts between us and ARO are suspended or terminated in the future and we are unable to secure new contracts with substantially similar terms on a timely basis, our financial position, operating results or cash flows could be materially adversely affected. Five of our rigs leased to ARO have bareboat charter agreements expiring during 2025. While we are negotiating renewals, we may be unsuccessful in negotiating extensions or new contracts for these bareboat charters.

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

Geopolitical events have resulted in military actions, terrorist, pirate and other armed attacks, civil unrest, political demonstrations, mass strikes and government responses to such events. Military action by the U.S. or other nations could escalate, and acts of terrorism, piracy, kidnapping, extortion, acts of war, violence, civil war or general disorder may initiate or continue. Such acts could be directed against us or our assets. Such developments have caused instability in the world’s financial and insurance markets in the past. In addition, these developments could lead to increased volatility in prices for oil and natural gas and could materially adversely affect the markets for our services, particularly to the extent that such events take place in regions with significant oil and natural gas reserves, refining facilities or transportation infrastructure. For example, the ongoing Russia-Ukraine conflict and the conflicts in the Middle East have led and may continue to lead to an increase in the volatility of global oil and natural gas prices, including as a result of any further increase in the severity of any such conflict. Insurance premiums could increase and coverage for these kinds of events may be unavailable in the future. Any or all of these effects could materially adversely affect our financial position, operating results or cash flows.

Our drilling contracts with national oil companies may expose us to greater risks than we normally assume in drilling contracts with non-governmental customers.

We currently own and operate 10 drilling rigs that are contracted with national oil companies. The terms of these contracts are often non-negotiable and may expose us to greater commercial, political and operational risks than we assume in other contracts, such as exposure to materially greater environmental liability, personal injury and other claims for damages (including consequential damages), or, in certain cases, the risk of early termination of the contract for convenience (without cause), exercisable upon advance notice to us, contractually or by governmental action, without making an early termination payment to us. We can provide no assurance that the increased risk exposure will not have an adverse impact on our future operations or that we will not increase the number of drilling rigs contracted to national oil companies with commensurate additional contractual risks.

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

Our reliance on third-party suppliers, manufacturers and service providers to secure equipment, parts, components and sub-systems used in our operations exposes us to potential volatility in the quality, prices and availability of such items. Certain high-specification parts and equipment that we use in our operations may be available only from a small number of suppliers, manufacturers or service providers, or in some cases must be sourced through a single supplier, manufacturer or service provider. Consolidation of suppliers may limit our ability to obtain supplies and services when needed at an acceptable cost or at all. A disruption in the deliveries from such third-party suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, including those related to inflation and supply chain disruption, quality control issues, recalls or other decreased availability of parts and equipment could adversely affect our ability to meet our commitments to customers by making it cost prohibitive to do so, thus adversely impacting our operations and revenues and/or our operating costs. Delays in the delivery of critical drilling equipment could cause delays in the expected timing of rig reactivation, enhancement or upgrade projects, unscheduled operational downtime, our drilling rigs to be unavailable within the commencement window established by the operator in the contract and subject us to potential termination of the contract for such late delivery of the drilling rig.

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

We may pursue mergers, acquisitions or dispositions of businesses or assets or other strategic transactions that we believe will strengthen, streamline or expand our business. Each such transaction would be dependent upon several factors, including identifying suitable companies, businesses or assets that align with our business strategies, reaching agreement with the potential counterparties on acceptable terms, the receipt of any applicable regulatory and other approvals, and other conditions. These transactions involve various risks, including among others, (1) difficulties related to integrating or managing applicable parts of an acquired business or joint venture and unanticipated changes in customer and other third-party relationships subsequent to closing, (2) diversion of management's attention from day-to-day operations, (3) applicable antitrust laws and other regulations that may limit our ability to acquire targets or require us to divest an acquired business or assets, (4) failure to realize anticipated benefits, such as cost savings, revenue enhancements or strengthening or broadening our business, (5)

potentially substantial transaction costs associated with acquisitions, joint ventures or investments if we or a transaction counterparty seeks to exit or terminate an interest in the joint venture or investment, (6) potential adverse impacts on our business and relationships with customers, vendors, contractors, employees or suppliers as a result of proposed or completed transactions and (7) potential accounting impairment or actual diminution or loss of value of our investment if future market, business or other conditions ultimately differ from our assumptions at the time such transaction is consummated.

The exercise of all or any number of outstanding warrants or the issuance or settlement of stock-based awards may dilute the holders of our Common Shares.

On April 30, 2021, we issued 75.0 million Common Shares and 5.6 million warrants to purchase 5.6 million Common Shares at an exercise price of $131.88 per share, exercisable for a seven-year period commencing on that date. Additionally, on May 3, 2021, our board of directors approved and ratified the Valaris Limited 2021 Management Incentive Plan (the “MIP”) and reserved 9.0 million of our Common Shares for issuance under the MIP primarily for employees and directors. As of December 31, 2024, there were 6.9 million shares available for issuance under the MIP. The grant and settlement of equity awards in the future, any exercise of the warrants into Common Shares and any sale of Common Shares underlying outstanding warrants will have a dilutive effect to the holdings of our existing shareholders and could have a material adverse effect on the market for our Common Shares, including the price that an investor could obtain for their Common Shares.

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

Sustainability initiatives and high profile and catastrophic environmental events, such as the 2010 Macondo well incident, have led to increased regulation of offshore oil and natural gas drilling. We are adversely affected by restrictions on drilling in the areas in which we operate, including policies and guidelines regarding the approval of drilling permits, restrictions on development and production activities, and directives, judicial decisions and regulations that have and may further impact our operations. For example, in August 2024, the U.S. District Court of Maryland held that the 2020 biological opinion issued by the U.S. National Marine Fisheries Services (the "NMFS"), which assessed the collective impact of certain federal actions in the U.S. Gulf of Mexico on threatened and endangered species, violated the Endangered Species Act and the Administrative Procedures Act. The Court ordered the biological opinion vacated effective December 20, 2024 and extended until May 21, 2025, which the NMFS previously indicated provides sufficient time to prepare and issue a new biological opinion. If the biological opinion is vacated, offshore oil and gas activities in the U.S. Gulf of Mexico could be halted on May 21, 2025 unless a legal, regulatory or legislative solution is reached before that date. From time to time, legislative and regulatory proposals have been introduced, and legal proceedings have been initiated, that would materially limit or prohibit offshore drilling in certain areas, or that would increase the liabilities or costs associated with offshore drilling. If new laws are enacted, or if government actions are taken or judicial decisions are made that restrict or prohibit offshore drilling in our principal areas of operation or that impose environmental or other requirements that materially increase the liabilities, financial requirements or operating or equipment costs associated with offshore drilling, exploration, development, or production of oil and natural gas, our financial position, operating results or cash flows could be materially adversely affected.

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

There is increasing uncertainty with respect to tax laws, regulations and treaties, and the interpretation and enforcement thereof that may affect our business. For example, the Organization for Economic Cooperation and Development (“OECD”), the EU and certain other countries (including countries in which we operate) are committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD’s Pillar Two initiative introduces a 15% global minimum tax applied on a country-by-country basis. Many jurisdictions have already enacted legislation in line with Pillar Two, and the OECD continues to issue additional guidance. Based upon existing legislation and OECD guidance, Pillar Two could increase our future tax obligations in the jurisdictions in which we operate. These evolving rules, as well as any other changes in domestic and international tax rules and regulations, could have a material effect on our effective tax rate.

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

As required by law, we file periodic tax returns that are subject to review and examination by various revenue agencies within the jurisdictions in which we operate. We are subject to tax assessments in various jurisdictions, which we are contesting.

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

Revenues from non-U.S. operations were 84%, 80% and 78% of our total consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Our non-U.S. operations and shipyard rig construction and enhancement projects are subject to political, economic and other uncertainties, including:

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

Our non-U.S. operations are also subject to various laws and regulations in the countries in which we operate, including laws and regulations relating to the operation of drilling rigs and the requirements for equipment. We may be required to make significant capital expenditures to operate in such countries, which may not be reimbursed by our customers. Furthermore, regulators in certain jurisdictions, such as Brazil where we have four drillships currently operating, have become more aggressive in their interpretations and enforcement of such laws and regulations. Any adverse rulings or changes in enforcement practices that materially impact our ability to operate in these jurisdictions could cause delays in contract commencement dates, unscheduled operational downtime, reduced or zero day rates or the termination or cancellation of contracts. Governments in some countries are active in regulating and controlling the ownership of oil, natural gas and mineral concessions and companies holding such concessions, the exploration of oil and natural gas and other aspects of the oil and natural gas industry in their countries. In some areas of the world, government activity has materially adversely affected the amount of exploration and development work performed by major international oil companies and may continue to do so. Moreover, certain countries accord preferential treatment to local contractors or joint ventures or impose specific quotas for local goods and services, which can increase our operational costs and place us at a competitive disadvantage. There can be no assurance that such laws and regulations or activities will not materially adversely affect our financial position, operating results or cash flows.

The shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by specific customs laws and regulations in each of the countries where we operate. Moreover, many countries, including the U.S., control the export and re-export of certain goods, services and technology and impose related export recordkeeping and reporting obligations. Governments also may impose express or de facto economic sanctions or tariffs against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities.

The laws and regulations concerning import activity, export recordkeeping and reporting, export control, economic sanctions and tariffs are complex and frequently changing. These laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our operations. Shipments can be delayed and denied export or entry for a variety of reasons, some of which are outside our control and some of which may result from failure to comply with existing legal and regulatory regimes. Shipping delays or denials could cause unscheduled operational downtime, reduced day rates during such downtime and contract cancellations. Any failure to comply with applicable legal and regulatory trading obligations also could result in criminal and civil penalties and sanctions, such as fines, imprisonment, exclusion from government contracts, seizure of shipments and loss of import and export privileges.

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

Governments around the world are increasingly focused on enacting laws and regulations regarding climate change and regulation of GHG that may impact our operations, profitability and competitiveness. Restrictions on GHG emissions, reporting requirements or other related legislative or regulatory enactments could have an indirect effect in those industries that use significant amounts of petroleum products, which could potentially result in a reduction in demand for petroleum products and, consequently, our offshore contract drilling services. Lawmakers and regulators in the U.S. and certain jurisdictions where we operate have proposed or enacted regulations requiring reporting of GHG emissions and the restriction thereof, including increased fuel efficiency standards, carbon taxes or cap and trade systems, restrictive permitting and incentives for renewable energy. For example, the SEC has adopted a final rule implementing a mandatory climate change reporting framework; however, such framework is subject to an indefinite stay pending litigation over the rules. Should this rule become effective it would materially increase the amount of time, monitoring, diligence and reporting costs related to these matters. Likewise, in December 2023, the EPA adopted a final rule enacting a series of actions targeting methane and other emission reductions in natural gas and oil operations. Global efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues and impose reductions of hydrocarbon-based fuels, including plans developed in connection with the Paris climate conference in December 2015, the Katowice climate conference in December 2018 and the UN Climate Change Conferences since 2021. In January 2023, the EU enacted the Corporate Sustainability Reporting Directive, which will require sustainability reporting across a broad range of sustainability topics for both EU and non-EU companies. We anticipate that these requirements will apply to us as early as 2026 (for fiscal year 2025) for certain of our EU subsidiaries and at the consolidated entity level in 2030 (for fiscal year 2029). As a result of varying rules adopted by jurisdictions in which we operate, we are increasingly subject to an overlapping patchwork of laws and regulations, including disclosure requirements, which may increase the costs of compliance and the risk of violations.

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

In addition to potential impacts on our business resulting from climate-change legislation or regulations, our business also could be materially adversely affected by climate change-related physical changes, such as changing weather patterns. An increase in severe weather patterns could result in damage to or loss of our drilling rigs, impact our ability to conduct our operations and/or result in a disruption of our customers’ operations. Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their GHG emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors. The ultimate impact of GHG emissions-related agreements, legislation and measures on our financial performance is highly uncertain because we are unable to predict, in a multitude of jurisdictions, the outcome of political decision-making processes.

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

In addition to such initiatives, sustainability matters more generally have been the subject of increased focus by investors, customers, investment funds, political advocacy groups, and other market and industry participants, as well as certain regulators, including in the U.S. and the EU. We publish an annual Sustainability Report, which includes disclosure of our sustainability practices, aspirations, targets and goals. Our disclosures on these matters rely on management’s expectations as of the date the statements are first made, as well as standards for measuring progress that are still in development and may change or fail to be realized. These expectations and standards may continue to evolve. Even so, our failure or inability to meet these aspirations, targets, goals or evolving stakeholder expectations for sustainability practices and reporting and even the perception of such failure or inability may potentially harm our reputation and impact employee retention, customer relationships and access to capital, among other matters. For example, certain market participants use third-party benchmarks or scores to measure a company’s sustainability practices in making investment decisions and customers and suppliers may evaluate our sustainability practices or require that we adopt certain sustainability policies as a condition of awarding contracts. By electing to set and share publicly our corporate sustainability standards, our business may face increased scrutiny related to sustainability activities and be unable to satisfy all stakeholders. For example, an increasing number of stakeholders, regulators and lawmakers have expressed or pursued opposing views, legislation and investment expectations with respect to sustainability. As sustainability best-practices and voluntary or mandatory reporting standards continue to develop, we may incur increased costs related to sustainability monitoring and reporting and complying with sustainability initiatives, especially to the extent these standards are not harmonized or consistent. In addition, it may be difficult or expensive for us to comply with any sustainability-linked contracting policies adopted by customers and suppliers, particularly given the complexity of our supply chain, our reliance on third-party manufacturers, and the potential for jurisdictions in which we operate to enact opposing or incompatible regulations. Actions we may take to achieve our sustainability initiatives, including the development and implementation of new emissions-reduction technology, may require increased expenditures, which may materially adversely affect our financial position, operating results or cash flows.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

We have a cybersecurity program designed to assess, identify and manage risks from cybersecurity threats. The Company’s cybersecurity program includes administrative, technical and physical safeguards that address our information systems, including our IT and operational technology environments. The program is designed to ensure the confidentiality, security, integrity and availability of those systems and the information residing therein.

Strategy and Risk Management:

Our cybersecurity strategy leverages administrative safeguards that include policies, procedures and processes to assess, identify and manage risks from cybersecurity threats. We have adopted a Cybersecurity Incident Response Policy (the “CIRP”), which provides a framework and procedures for investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate.

Additionally, all of the Company’s employees are required to undertake an annual cybersecurity training program on how to identify characteristics of various cybersecurity threats and ways to report such threats, which is augmented by additional training and communications on IT and cybersecurity matters throughout the year. Periodically during the year, the Company’s IT department leads simulations of cybersecurity incidents with employees, including annual tabletop exercises for offshore employees, to test the organization’s ability to respond to a variety of cybersecurity-related scenarios.

Our policies, procedures and processes are aligned with our technical tools, which include security monitoring and alerting, cybersecurity incident identification and remediation, and other technologies to ensure the security of our systems and information. We also have implemented certain physical safeguards, such as restricted access to areas containing critical IT and operational technology equipment, to mitigate risks to our physical environment.

Cybersecurity is integrated into our enterprise risk management ("ERM") process. Cybersecurity-related risks are included in our ERM risk register, which are reviewed by internal stakeholders who designate the relative level of severity of identified risks. The ERM risk register, which includes any identified cybersecurity-related risks, is reviewed by our Executive Management Committee and is reported quarterly to the board of directors, who then reviews the risk register, including any changes in key risks, and provides oversight as appropriate.

Oversight:

The Audit Committee is responsible for, and actively engaged in, the oversight of our IT and cybersecurity program, including the oversight of risks from cybersecurity threats. Two of the members of the Audit Committee have obtained a certification or completed coursework in cybersecurity. The Audit Committee, at least quarterly, receives reports from the Company’s Senior Director – Information Technology (“SDIT”) on, among other things, the Company’s cybersecurity incidents, risks, threats and measures, training and organizational readiness. The board of directors is kept apprised of cybersecurity risk matters, including through participation in the quarterly cybersecurity briefings to the Audit Committee that are described above. We have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported in a timely manner to the board of directors and Audit Committee.

At the management level, the SDIT and his team are responsible for leading enterprise-wide information security strategy, policy, standards, architecture and processes, including the assessment and management of material risks from cybersecurity threats. The Company’s SDIT reports to the Chief Financial Officer. The SDIT has extensive cybersecurity knowledge and skills, gained from over 25 years of relevant work experience. The SDIT is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents in accordance with the CIRP, which may include reports from the IT team. The SDIT also regularly reviews risk management measures implemented by the Company to identify and mitigate cybersecurity risks.

Third Parties and Assessments:

We engage third-party service providers in various capacities to strengthen our cybersecurity posture. The Company works with external consultants to conduct cybersecurity assessments, which may include evaluations of cloud security, network vulnerabilities and other areas of cyber risk. Our IT department, along with other key stakeholders, including Internal Audit, determines the need, scope and frequency of these assessments based on the Company's cybersecurity risk evaluation process.

Further, pursuant to our CIRP, we may engage third-party support to enable an effective and timely response to a significant cybersecurity incident.

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

Item 2.  Properties

Contract Drilling Fleet

The following table provides certain information about the rigs in our drilling fleet as of February 18, 2025:

Rig Name	Rig Type	Year Delivered	Design	Maximum Water Depth/ Drilling Depth	Location	Status
Floaters
VALARIS DS-4	Drillship	2010	Dynamically Positioned	12,000'/40,000'	Brazil	Under contract
VALARIS DS-7	Drillship	2013	Dynamically Positioned	10,000'/40,000'	Angola	Under contract
VALARIS DS-8	Drillship	2015	Dynamically Positioned	12,000'/40,000'	Brazil	Under contract
VALARIS DS-9	Drillship	2015	Dynamically Positioned	12,000'/40,000'	Cyprus	Under contract
VALARIS DS-10	Drillship	2017	Dynamically Positioned	12,000'/40,000'	Spain	Available
VALARIS DS-11	Drillship	2013	Dynamically Positioned	12,000'/40,000'	Spain	Preservation stacked(1)
VALARIS DS-12	Drillship	2013	Dynamically Positioned	12,000'/40,000'	Egypt	Under contract
VALARIS DS-13	Drillship	2023	Dynamically Positioned	12,000'/40,000'	Spain	Preservation stacked(1)
VALARIS DS-14	Drillship	2023	Dynamically Positioned	12,000'/40,000'	Spain	Preservation stacked(1)
VALARIS DS-15	Drillship	2014	Dynamically Positioned	12,000'/40,000'	Brazil	Under contract
VALARIS DS-16	Drillship	2014	Dynamically Positioned	12,000'/40,000'	Gulf of Mexico	Under contract
VALARIS DS-17	Drillship	2014	Dynamically Positioned	12,000'/40,000'	Brazil	Under contract
VALARIS DS-18	Drillship	2015	Dynamically Positioned	12,000'/40,000'	Gulf of Mexico	Under contract
VALARIS DPS-1	Semisubmersible	2012	Dynamically Positioned	10,000'/35,000'	Australia	Under contract
VALARIS DPS-3	Semisubmersible	2010	Dynamically Positioned	8,500'/37,500'	Gulf of Mexico	Preservation stacked(1)(2)
VALARIS DPS-5	Semisubmersible	2012	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Available(2)
VALARIS DPS-6	Semisubmersible	2012	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Preservation stacked(1)(2)
VALARIS MS-1	Semisubmersible	2011	F&G ExD Millennium, Moored	8,200'/40,000	Australia	Under contract
Jackups
VALARIS 72	Jackup	1981	Hitachi K1025N	225'/25,000'	United Kingdom	Under contract
VALARIS 76	Jackup	2000	MLT Super 116-C	350'/30,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 92	Jackup	1982	MLT 116-C	210'/25,000'	United Kingdom	Under contract
VALARIS 102	Jackup	2002	KFELS MOD V-A	400'/30,000'	Gulf of Mexico	Preservation stacked(1)
VALARIS 104	Jackup	2002	KFELS MOD V-B	400'/30,000'	UAE	Preservation stacked(1)
VALARIS 106	Jackup	2005	KFELS MOD V-B	400'/30,000'	Indonesia	Under contract
VALARIS 107	Jackup	2006	KFELS MOD V-B	400'/30,000'	Australia	Under contract
VALARIS 108	Jackup	2007	KFELS MOD V-B	400'/30,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 109	Jackup	2008	KFELS MOD V-Super B	350'/35,000'	Namibia	Preservation stacked(1)
VALARIS 110	Jackup	2015	KFELS MOD V-B	400'/35,000'	Qatar	Under contract
VALARIS 111	Jackup	2003	KFELS MOD V Enhanced B-Class	400'/36,000'	Croatia	Preservation stacked(1)
VALARIS 115	Jackup	2013	Baker Marine Pacific Class 400	400'/30,000'	Brunei	Under contract
VALARIS 116	Jackup	2008	LT 240- C	375'/35,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 117	Jackup	2009	LT 240- C	350'/35,000'	Mexico	Under contract
VALARIS 118	Jackup	2012	LT 240- C	350'/35,000	Trinidad	Under contract
VALARIS 120	Jackup	2013	KFELS Super A	400'/40,000'	United Kingdom	Under contract
VALARIS 121	Jackup	2013	KFELS Super A	400'/40,000'	United Kingdom	Under contract
VALARIS 122	Jackup	2013	KFELS Super A	400'/40,000'	United Kingdom	Under contract

Rig Name	Rig Type	Year Delivered	Design	Maximum Water Depth/ Drilling Depth	Location	Status
Jackups (Continued)
VALARIS 123	Jackup	2019	KFELS Super A	400'/40,000'	Netherlands	Under contract
VALARIS 140	Jackup	2016	LT Super 116E	340'/30,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 141	Jackup	2016	LT Super 116E	340'/30,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 143	Jackup	2010	LT EXL Super 116-E	350'/35,000'	UAE	Preservation stacked(1)
VALARIS 144	Jackup	2010	LT Super 116-E	350'/35,000'	Angola	Under contract
VALARIS 145	Jackup	2010	LT Super 116-E	350'/35,000'	Gulf of Mexico	Preservation stacked(1)
VALARIS 146	Jackup	2011	LT EXL Super 116-E	320'/35,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 147	Jackup	2013	LT Super 116-E	350'/30,000'	UAE	Preservation stacked(1)
VALARIS 148	Jackup	2013	LT Super 116-E	350'/30,000'	UAE	Preservation stacked(1)
VALARIS 247	Jackup	1998	LT Super Gorilla	400'/35,000'	Australia	Under contract
VALARIS 248	Jackup	2000	LT Super Gorilla	400'/35,000'	United Kingdom	Under contract
VALARIS 249	Jackup	2001	LT Super Gorilla	400'/35,000'	Trinidad	Under contract
VALARIS 250	Jackup	2003	LT Super Gorilla XL	550'/35,000'	Saudi Arabia	Leased to ARO drilling
VALARIS Viking	Jackup	2010	KEFLS N Class	435'/35,000'	United Kingdom	Preservation stacked(1)
VALARIS Stavanger	Jackup	2011	KEFLS N Class	400'/35,000'	United Kingdom	Under contract
VALARIS Norway	Jackup	2011	KEFLS N Class	400'/35,000'	United Kingdom	Under contract

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

(2)In the first quarter of 2025, management approved a plan to retire VALARIS DPS-3, VALARIS DPS-5 and VALARIS DPS-6 from the fleet. The Company expects that these rigs will be removed from the global drilling supply and repurposed for alternative uses or scrapped.

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

We lease various office, warehouse and storage facilities worldwide, including our corporate offices in Houston, Texas and other offices and facilities located in various countries in North America, South America, Europe, Africa and the Asia Pacific region. We own offices and other facilities in the U.S. (Louisiana) and Brazil.

Item 3.  Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2019, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.3 million liability related to these matters was included in Accrued liabilities and other on our Consolidated Balance Sheet as of December 31, 2024 included in "Item 8. Financial Statements and Supplementary Data."

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
See “Note 11 - Commitments and Contingencies” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.

Item 4.  Mine Safety Disclosures

    Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information

On April 30, 2021, the Company issued an aggregate of approximately 75.0 million Common Shares and Warrants are traded on the NYSE under the symbols “VAL” and “VAL WS”, respectively.

Many of our shareholders hold shares electronically, all of which are owned by a nominee of the Depository Trust Company. We had 66 shareholders of record on February 3, 2025.

Dividends

We have not paid or declared any dividends on our Common Shares. Our Indenture and the Credit Agreement include provisions that limit our ability to pay dividends.

Bermuda Tax

We have been designated by the Bermuda Monetary Authority as a non-resident for Bermuda exchange control purposes. This designation allows us to engage in transactions in currencies other than the Bermudian dollar, and there are no restrictions on our ability to transfer funds (other than funds denominated in Bermudian dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of our Common Shares.

For years ended December 31, 2024 and prior, there is no Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by us or by our shareholders in respect of our shares. Bermuda enacted the Corporate Income Tax Act 2023 on December 27, 2023 (the “CIT Act”) which stipulates a tax on 15% of the net income of certain Bermuda constituent entities (as determined in accordance with the CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). No tax is chargeable under the CIT Act until tax years starting on or after January 1, 2025.

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

The following table provides a summary of our repurchases of our equity securities during the quarter ended December 31, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Securities Purchased	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs (in millions)

October 1 - October 31	424,538	$53.10	424,538	$277.5
November 1 - November 30	48,174	$49.63	48,174	$275.1
December 1 - December 31	1,474	$45.39	1,474	$275.0
Total	474,186	$52.72	474,186	$275.0

Cumulative Total Shareholder Return

The chart below presents a comparison of the cumulative total shareholder return, assuming $100 invested on May 3, 2021 (first trading date after our emergence from bankruptcy) for Valaris Limited, the Standard & Poor's MidCap 400 Index and Dow Jones US Select Oil Equipment & Services Index (the "Industry Index").

COMPARISON OF CUMULATIVE TOTAL RETURN(1)
Among Valaris Limited, the S&P MidCap 400 Index and Industry Index

	May 3, 2021	Fiscal Years Ended December 31,
	Relisting	2021	2022	2023	2024
Valaris Limited	100.0	151.9	285.3	289.3	186.7
S&P MidCap 400	100.0	104.6	91.0	105.9	120.7
Industry Index	100.0	96.5	160.7	168.4	155.1

(1) Total return assuming reinvestment of dividends. Assumes $100 invested on May 3, 2021, which represents the first trading date after our emergence from bankruptcy.

Item 6. Reserved

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with "Item 1A. Risk Factors" and our consolidated financial statements and the notes thereto in "Item 8. Financial Statements and Supplementary Data" of this report.

The discussion of our results of operations and liquidity in this section includes comparisons for the years ended December 31, 2024 and 2023. For a similar discussion, including comparisons for the years ended December 31, 2023 and 2022, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 15, 2024.

INTRODUCTION

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. We own the world's largest offshore drilling rig fleet, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet. As of February 20, 2025, we own 52 rigs, including 13 drillships, four dynamically positioned semisubmersible rigs, one moored semisubmersible rig, 34 jackup rigs and a 50% equity interest in ARO, our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional nine rigs.

Our customers include many of the leading international and government-owned oil and gas companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies with global operations. The markets in which we operate include the Gulf of Mexico, South America, the North Sea, the Mediterranean, the Middle East, Africa and Asia Pacific.

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

Demand for offshore drilling is impacted by fundamental supply and demand dynamics for crude oil. Since late 2022, Brent crude oil prices have been largely trading in a range between $70 and $90 per barrel, with OPEC+ members managing supply in an effort to keep the market in balance. Importantly, longer-dated Brent crude oil prices have remained stable, with the five-year forward price above $65 per barrel, a level at which nearly 90% of undeveloped offshore reserves are expected to be profitable. As a result, we believe the constructive oil price environment is supportive of continued investment in long-cycle offshore projects.

Rig attrition in the industry over the last decade, particularly for floaters, has resulted in a smaller global fleet of rigs that is available to meet customer demands. While demand for offshore drilling services has declined modestly since early 2024, global demand for hydrocarbons continues to increase and offshore production, particularly deepwater, is expected to play an important role in providing secure, reliable and affordable energy to meet the world’s growing energy needs. Consequently, our outlook for the offshore drilling business is positive.

Inflationary pressures have continued, resulting in increased personnel costs as well as in the prices of goods and services required to operate our rigs or execute capital projects. We expect that our costs will continue to rise in the near term and although certain of our long-term contracts contain provisions for escalating costs, we cannot predict with certainty our ability to successfully claim recoveries of higher costs from our customers under these contractual stipulations.

Backlog

Our contract drilling backlog reflects commitments represented by signed drilling contracts and is calculated by multiplying the contracted operating day rate by the contract period. The contracted day rate excludes certain types of lump sum fees for rig mobilization, demobilization, contract preparation, as well as customer reimbursables and bonus opportunities. Our backlog excludes ARO's backlog but includes backlog from our rigs leased to ARO at the contractual lease rates, which are subject to adjustment under the terms of the shareholder agreement governing the joint venture (the "Shareholder Agreement").

The ARO backlog presented below is 100% of ARO's backlog and is inclusive of backlog on both ARO owned rigs and rigs leased from us. As an unconsolidated 50/50 joint venture, when ARO realizes revenue from its backlog, 50% of the earnings thereon would be reflected in our results in equity in earnings of ARO in our Consolidated Statements of Operations. The earnings from ARO backlog with respect to rigs leased from us will be net of, among other things, payments to us under bareboat charters for those rigs. See "Note 3 - Equity Method Investment in ARO" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

The following table summarizes our and 100% of ARO's contract backlog of business as of February 18, 2025 and February 15, 2024 (in millions):

	February 18, 2025	February 15, 2024
Floaters (1)	$2,024.0	$2,531.7
Jackups (2)	1,313.0	1,167.4
Other (3)	271.5	222.3
Total	$3,608.5	$3,921.4
ARO (4)	$1,422.9	$2,138.1

(1)The decrease for Floaters is primarily due to revenues realized, partially offset by a multi-year contract award for VALARIS DS-17 offshore Brazil and two six-month contract extensions for VALARIS DS-9 offshore Angola, which resulted in incremental aggregate backlog of approximately $570.0 million.

(2)The increase for Jackups is primarily due to various contract awards and extensions executed for incremental aggregate backlog of approximately $690.0 million, including a three-year contract extension for VALARIS 118, which resulted in incremental aggregate backlog of approximately $168.0 million, and a multi-year contract award for VALARIS 144, which resulted in incremental aggregate backlog of approximately $144.0 million. These increases were partially offset by revenues realized.

(3)Other includes the backlog for our managed rig services and the bareboat charter backlog for the jackup rigs leased to ARO in order for ARO to fulfill certain of its drilling contracts with Saudi Aramco. The increase in Other is primarily due to three-year contract extensions for our managed rigs, which resulted in incremental aggregate backlog of approximately $180.0 million, partially offset by revenues realized and a reduction of backlog of approximately an aggregate $35.0 million attributable to the VALARIS 143, VALARIS 147 and VALARIS 148 contracts, which were terminated during 2024.

(4)The decrease in ARO backlog is due to revenues realized and a reduction of backlog of approximately $125.0 million attributable to the termination of the VALARIS 143, VALARIS 147 and VALARIS 148 contracts.

The following table summarizes our and 100% of ARO's contract backlog as of February 18, 2025 and the periods in which revenues are expected to be realized (in millions):

	2025	2026	2027 and beyond	Total
Floaters	$946.2	$687.7	$390.1	$2,024.0
Jackups	617.2	408.6	287.2	1,313.0
Other	92.7	114.1	64.7	271.5
Total	$1,656.1	$1,210.4	$742.0	$3,608.5
ARO	$369.4	$283.2	$770.3	$1,422.9

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

BUSINESS ENVIRONMENT

Floaters

In recent years, the more constructive oil price environment led to an improvement in contracting and tendering activity for floaters. The number of contracted benign environment floaters increased to a peak of 128 in April 2024 from a low of 101 in early 2021, contributing to an increase in global utilization, from 73% to 86%, for the industry's marketed fleet over the same period, which resulted in a meaningful increase in day rates. During 2024, some customer demand for 2024 and 2025 was deferred to future periods, which slowed the pace of contracting compared to the previous three years. As a consequence, we have seen a modest decline in the number of contracted benign environment floaters to 123 at December 31, 2024, representing 83% utilization of the global marketed fleet, which has tempered day rates in the near term. However, there is a strong pipeline of opportunities for benign environment floaters, particularly for high specification drillships, with anticipated contract commencements in 2026 and beyond.

From a supply perspective, as of December 31, 2024, the number of benign environment floaters including stacked rigs declined by 41% to 166 from a peak of 281 in late 2014. Given the moderate decline in utilization in the second half of 2024 for benign environment floaters, we could see further rigs retired from the global fleet. Also, given the expected high construction cost and lack of shipyard capacity, we do not believe that market conditions are supportive of floater newbuild construction for the foreseeable future.

Jackups

Contracting and tendering activity for jackups has improved in recent years as a result of the more constructive oil price environment, and we have seen a corresponding increase in utilization. The number of contracted jackups increased to a peak of 412 in March 2024 from a low of 341 in early 2021, contributing to an increase in global utilization, from 78% to 94%, for the industry's marketed fleet over the same period, leading to a meaningful increase in day rates for jackups.

In early 2024, Saudi Arabia announced that they plan to maintain maximum sustainable capacity at 12 million barrels per day. Since this announcement, Saudi Aramco has sent contract suspension notices to several offshore drillers to suspend contracts, totaling 33 rigs, which represents 8% of the marketed jackup fleet. This included notice to ARO with respect to its drilling contracts for VALARIS 143, VALARIS 147 and VALARIS 148. To date, 11 of the 33 suspended rigs have been contracted in other regions and one rig has been retired from the offshore drilling fleet. We believe that less than half of the remaining suspended rigs are likely to be competitive in other higher-specification, benign environment regions. Adjusting for the rigs under suspension that are awaiting to resume their contracts with Saudi Aramco, utilization for the global marketed jackup fleet was 88% at December 31, 2024. The decrease in global utilization from earlier in 2024 is putting some downward pressure on day rates in certain benign environment regions.

From a supply perspective, as of December 31, 2024, the number of jackups declined by 7% to 503 from a peak of 542 in early 2015. While the number of jackups has decreased less than floaters, 28% of the current jackup fleet is more than 40 years of age with limited useful lives remaining. Further, we believe that some of the jackups that are currently idle are not competitive, either due to their age or length of time stacked. Expenditures required to reactivate some of these rigs may prove cost prohibitive and drilling contractors may instead elect to scrap certain rigs. We believe there are only 11 newbuild jackups remaining at shipyards, of which eight are at Chinese shipyards, some of which are expected to be used locally in China.

RESULTS OF OPERATIONS

The following table summarizes our Consolidated Results of Operations for the years ended December 31, 2024 and 2023 (in millions, except percentages):

	Years Ended December 31,		Change	% Change
	2024	2023
Operating revenues
Revenues (exclusive of reimbursable revenues) (1) (3)	$2,211.9	$1,676.0	$535.9	32%
Reimbursable revenues (2) (3)	150.7	108.2	42.5	39%
Total operating revenues (3)	2,362.6	1,784.2	578.4	32%
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses) (1) (3)	1,618.5	1,440.4	178.1	12%
Reimbursable expenses (2) (3)	142.4	103.2	39.2	38%
Total contract drilling (exclusive of depreciation) (3)	1,760.9	1,543.6	217.3	14%
Depreciation	122.1	101.1	21.0	21%
General and administrative	116.3	99.3	17.0	17%
Total operating expenses	1,999.3	1,744.0	255.3	15%
Equity in earnings (losses) of ARO	(11.0)	13.3	(24.3)	(183)%
Operating income	352.3	53.5	298.8	NM
Other income, net	17.9	30.7	(12.8)	(42)%
Provision (benefit) for income taxes	0.4	(782.6)	783.0	(100)%
Net income	369.8	866.8	(497.0)	(57)%
Net (income) loss attributable to noncontrolling interests	3.6	(1.4)	5.0	(357)%
Net income attributable to Valaris	$373.4	$865.4	$(492.0)	(57)%
NM - Not meaningful

(1)For the purposes of our discussion below, we refer to Revenues (exclusive of reimbursable revenues) and Contract drilling expense (exclusive of depreciation and reimbursable expenses) as "Revenues" and "Contract Drilling Expenses", respectively.

(2)We typically receive reimbursements from our customers for purchases of supplies, equipment and incremental services provided at their request. These reimbursements and the related costs incurred are recognized on a gross basis within Reimbursable revenues and Reimbursable expenses, respectively. Changes within these line items generally do not have a material effect on our operating results or cash flows.

(3)Certain previously reported line items presented in the Consolidated Statements of Operations (Total operating revenues and Total contract drilling expenses (exclusive of depreciation)) were further disaggregated to separately disclose Reimbursable revenues and Reimbursable expenses, respectively, to align with the updated presentation of our segment tables upon the adoption of ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The disaggregation of these line items is presentational only and was retrospectively applied to the year ended December 31, 2023. There were no impacts to the overall Total operating revenues or Total contract drilling expense (exclusive of depreciation) line items. See "Note 13 - Segment Information" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

Overview

Revenues increased in 2024, compared to 2023, primarily due to $401.7 million of incremental revenue earned for VALARIS DS-17, VALARIS DS-8 and VALARIS DS-7, which have commenced new contracts since mid-2023 following reactivations. For the remaining fleet, there was a net increase of $165.8 million from higher average daily revenue, primarily due to certain rigs working under higher day rate contracts as compared to the prior year, which was partially offset by a $30.9 million net decrease attributable to fewer operating days in the current year.

Contract Drilling Expenses increased in 2024, compared to 2023, primarily due to incremental costs of $73.2 million incurred for VALARIS DS-17, VALARIS DS-7 and VALARIS DS-8 and $25.0 million of expense recognized in 2024 related to an accrual for a legal matter. We also incurred an aggregate $16.3 million in incremental costs related to the stacking of VALARIS DS-13 and VALARIS DS-14, which were delivered in December 2023 and stacked in early 2024, and three jackups, which were stacked during 2024 upon termination of their leases with ARO. For the remaining fleet, we had an increase in personnel-related costs of $32.7 million, partially driven by wage increases in certain regions and higher incentive compensation costs.

Depreciation expense increased in 2024, compared to 2023, primarily due to new assets placed in service for certain rigs that underwent reactivation projects and capital upgrades.

General and administrative expenses increased in 2024 compared to 2023, primarily due to higher professional fees and higher compensation related to our long-term incentive plans.

Other income, net, decreased in 2024, compared to 2023, primarily due to a $27.3 million gain on the sale of VALARIS 54 recognized in the prior year, a $15.9 million increase in interest expense, net, and a $15.3 million decrease in interest income. These decreases were partially offset by a $29.2 million loss from the extinguishment of the Senior Secured First Lien Notes due 2028 (the "First Lien Notes") recognized in 2023 (see "Note 6 - Debt" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information) and a $17.3 million increase related to net foreign currency gains relative to the prior year, largely driven by favorable exchange rate movements in certain currencies.

Rig Counts, Utilization and Average Daily Revenue

The following table summarizes the total and active offshore drilling rigs for Valaris and ARO as of December 31, 2024 and 2023:

	2024	2023
Total Fleet
Floaters	18	18
Jackups(1)	28	27
Other(2)	7	8
Total Valaris	53	53
ARO(3)	9	8

Active Fleet (4)
Floaters	13	13
Jackups (1)	18	20
Other (2)	7	8
Active Fleet - Valaris	38	41
ARO (3)	9	8

(1)During 2024, we leased VALARIS 108 and VALARIS 76 to ARO. Separately, during 2024 the contracts with ARO for VALARIS 143, VALARIS 147 and VALARIS 148 were terminated and the rigs have been preservation stacked.

(2)This represents the jackup rigs leased to ARO through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. Rigs leased to ARO operate under long-term contracts with Saudi Aramco. During 2024, we leased VALARIS 108 and VALARIS 76 to ARO. Separately, the contracts with ARO for VALARIS 143, VALARIS 147 and VALARIS 148 were terminated.

(3)This represents the jackup rigs owned by ARO, which are operating under long-term contracts with Saudi Aramco, including Kingdom 2, which was delivered in the second quarter of 2024. This table does not include Kingdom 3, a newbuild jackup ordered by ARO in October 2024, as the rig is under construction.

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

Operating results for our contract drilling services segment are largely dependent on two primary revenue metrics: utilization and day rates. The following table summarizes our and ARO's rig utilization and average daily revenue by reportable segment:

	Years Ended December 31,
	2024	2023
Rig Utilization - Total Fleet (1)
Floaters	61%	58%
Jackups	58%	59%
Other(2)	100%	100%
Total Valaris	67%	66%
ARO	80%	93%

Rig Utilization - Active Fleet (1)
Floaters	83%	75%
Jackups	83%	79%
Other(2)	100%	100%
Total Valaris	87%	83%
ARO	80%	93%

Average Daily Revenue (3)
Floaters	$345,000	$265,000
Jackups	121,000	106,000
Other(2)	38,000	42,000
Total Valaris	$165,000	$130,000
ARO	$104,000	$96,000

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

(3)Average daily revenue is derived by dividing Revenues (exclusive of reimbursable revenues) by the aggregate number of operating days.

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
Segment information for the years ended December 31, 2024 and 2023 is as follows (in millions).

Year Ended December 31, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues) (3)	$1,382.8	$686.5	$512.5	$142.6	$(512.5)	$2,211.9
Reimbursable revenues (1) (3)	57.9	68.4	—	24.4	—	150.7
Total operating revenues (3)	1,440.7	754.9	512.5	167.0	(512.5)	2,362.6
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses) (3)	930.3	477.1	367.7	63.6	(220.2)	1,618.5
Reimbursable expenses (1) (3)	54.9	64.3	—	23.2	—	142.4
Total contract drilling (exclusive of depreciation) (3)	985.2	541.4	367.7	86.8	(220.2)	1,760.9
Loss on impairment	—	—	28.4	—	(28.4)	—
Depreciation	58.1	45.0	89.2	9.5	(79.7)	122.1
General and administrative	—	—	23.7	—	92.6	116.3
Equity in losses of ARO	—	—	—	—	(11.0)	(11.0)
Operating income	$397.4	$168.5	$3.5	$70.7	$(287.8)	$352.3

Year Ended December 31, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues) (1) (3)	$902.8	$620.6	$496.6	$152.6	$(496.6)	$1,676.0
Reimbursable revenues (2) (3)	45.9	39.0	—	23.3	—	108.2
Total operating revenues (3)	948.7	659.6	496.6	175.9	(496.6)	1,784.2
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses) (1) (3)	768.4	480.4	365.9	52.6	(226.9)	1,440.4
Reimbursable expenses (2) (3)	43.6	37.0	—	22.6	—	103.2
Total contract drilling (exclusive of depreciation) (3)	812.0	517.4	365.9	75.2	(226.9)	1,543.6
Depreciation	55.8	40.0	65.9	5.0	(65.6)	101.1
General and administrative	—	—	22.2	—	77.1	99.3
Equity in earnings of ARO	—	—	—	—	13.3	13.3
Operating income	$80.9	$102.2	$42.6	$95.7	$(267.9)	$53.5

(1)For the purposes of our discussion below, we refer to Revenues (exclusive of reimbursable revenues) and Contract drilling expense (exclusive of depreciation and reimbursable expenses) as "Revenues" and "Contract Drilling Expenses", respectively.

(2)We typically receive reimbursements from our customers for purchases of supplies, equipment and incremental services provided at their request. These reimbursements and the related costs incurred are recognized on a gross basis within Reimbursable revenues and Reimbursable expenses, respectively. Changes within these line items generally do not have a material effect on our operating results or cash flows.

(3)Certain previously reported line items presented in the Consolidated Statements of Operations (Total operating revenues and Total contract drilling expenses (exclusive of depreciation)) were further disaggregated to separately disclose Reimbursable revenues and Reimbursable expenses, respectively, to align with the updated presentation of our segment tables upon the adoption of ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The disaggregation of these line items was presentational only and was retrospectively applied to the year ended December 31, 2023. There were no impacts to the overall Total operating revenues or Total contract drilling expense (exclusive of depreciation) line items. See "Note 13 - Segment Information" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

Floaters

Floater Revenues increased $480.0 million, or 53%, in 2024 as compared to 2023, primarily due to incremental revenue of $401.7 million from VALARIS DS-17, VALARIS DS-8 and VALARIS DS-7, which have commenced new contracts since mid-2023 following reactivations. For the remaining floater fleet, there was a net increase of $113.5 million from higher average daily revenue, primarily due to certain floaters working under higher day rate contracts in the current period as compared to the prior year. These increases were partially offset by a $34.8 million decrease attributable to fewer operating days in the current year, largely driven by VALARIS DPS-5 and VALARIS DS-10, which completed their contracts in the third quarter of 2024.

Floater Contract Drilling Expenses increased $161.9 million, or 21%, in 2024 as compared to 2023, primarily due to incremental costs of $73.2 million incurred for VALARIS DS-17, VALARIS DS-8 and VALARIS DS-7 in 2024 and $25.0 million of expense recognized in 2024 related to an accrual for a legal matter. For the remaining fleet, there were increases of $34.7 million in personnel-related costs, partially driven by wage increases in certain regions and incentive compensation costs, $18.6 million from higher repair and maintenance costs, primarily due to planned maintenance during the current year, and $10.8 million incurred related to the stacking of VALARIS DS-13 and VALARIS DS-14 during 2024.

Jackups

Jackup Revenues increased $65.9 million, or 11%, in 2024 as compared to 2023, primarily due to a net increase of $56.0 million from higher average daily revenue, largely driven by certain rigs working under contracts with higher day rates than the prior year, and incremental operating days in 2024 of $9.2 million.

Jackup Contract Drilling Expenses decreased $3.3 million, or 1%, in 2024 as compared to 2023, primarily due to a $15.4 million decrease in repairs and maintenance costs, largely attributable to maintenance activities performed for certain rigs during special periodic surveys in the prior year period, and a net decrease in personnel-related costs of $4.0 million, partially driven lower costs as a result of leasing VALARIS 76 and VALARIS 108 to ARO during the first half of 2024. These decreases were partially offset by increased mobilization costs of $10.9 million, primarily driven by the amortization of mobilization costs related to VALARIS 247, which mobilized from the U.K. to Australia for a new contract in 2024, and $5.5 million in incremental costs related to the stacking of VALARIS 143, VALARIS 147, and VALARIS 148 after the termination of their leases with ARO.

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

ARO Revenues increased $15.9 million, or 3%, in 2024 as compared to 2023, primarily due to $80.7 million of incremental revenue from Kingdom 1 and Kingdom 2, which commenced operations in November 2023 and August 2024, respectively, and VALARIS 108, which we began leasing to ARO during the first quarter of 2024. This increase was partially offset by decreases of $44.3 million related to the contract terminations for VALARIS 143, VALARIS 147 and VALARIS 148 during the current year and $17.6 million related to certain rigs which were undergoing maintenance projects or had unplanned downtime in the current year.

ARO Contract Drilling Expenses remained relatively flat, with an increase of $1.8 million in 2024 as compared to 2023, primarily due to $16.8 million of incremental operating costs related to the operation of Kingdom 1, Kingdom 2 and VALARIS 108 in the current year and higher personnel-related costs of $2.2 million for the remainder of the fleet. These increases were largely offset by $16.9 million of lower bareboat charter lease expense, inclusive of certain adjustments, primarily driven by the terminations of the VALARIS 143, VALARIS 147 and VALARIS 148 contracts and corresponding bareboat charter leases during 2024.

During the year ended December 31, 2024, ARO recorded non-cash losses on impairment totaling $28.4 million with respect to the contract terminations for VALARIS 143, VALARIS 147 and VALARIS 148. See "Note 3 - Equity Method Investment in ARO" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the impairment.

ARO depreciation expense increased $23.3 million, or 35%, in 2024 as compared to 2023, primarily due to the additions of Kingdom 1 and Kingdom 2 to the fleet.

Other

Other Revenues decreased $10.0 million, or 7%, in 2024 as compared to 2023, primarily due to a $16.6 million decrease in revenue from lease agreements with ARO, primarily driven by contract terminations for VALARIS 143, VALARIS 147 and VALARIS 148 during 2024. This decrease was partially offset by a $6.3 million increase in average daily revenues earned by our two managed rigs as a result of contract extensions executed in the first half of 2024 at higher rates.

Other Contract Drilling Expenses increased $11.0 million, or 21%, in 2024 as compared to 2023, primarily due to higher repairs and maintenance costs of $6.8 million related to special periodic survey related projects on the leased rigs and higher personnel-related costs for our managed rigs of $2.1 million.

Other Income (Expense), Net

The following table summarizes other income (expense), net, (in millions):

	Years Ended December 31,
	2024	2023
Interest income	$86.1	$101.4
Interest expense, net	(84.8)	(68.9)
Net foreign currency exchange gains (losses)	13.8	(3.5)
Net periodic pension and retiree medical income	2.4	0.9
Net gain (loss) on sale of property	(0.2)	28.6
Loss on extinguishment of debt	—	(29.2)
Other, net	0.6	1.4
	$17.9	$30.7

Interest income decreased by $15.3 million, or 15%, in 2024 as compared to 2023, primarily due to a $21.2 million decrease in interest income on cash equivalents due to a lower average balance in 2024 and a $5.9 million decrease in interest income earned on our outstanding 10-year shareholder notes receivable due from ARO (the "Notes Receivable from ARO"), which was driven by lower outstanding principal balances as a result of a partial net settlement agreement executed in the second quarter of 2024 (the "Net Settlement Agreement") and lower interest rates relative to the prior year period. These decreases were partially offset by an increase from the recognition of non-cash interest income of $13.9 million for an adjustment to the discount on our outstanding Notes Receivable from ARO, which resulted from the Net Settlement Agreement. See "Note 3 - Equity Method Investment in ARO" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information on this matter.

Interest expense, net increased by $15.9 million, or 23%, in 2024 as compared to 2023, primarily due to higher interest expense of $26.1 million related to a higher principal debt balance through 2024. This increase was partially offset by higher capitalized interest of $10.2 million, primarily due to VALARIS DS-13 and VALARIS DS-14, which were delivered at the end of 2023, and certain rigs that underwent capital projects in 2024.

Net foreign currency exchange gains increased $17.3 million in 2024 as compared to 2023, primarily driven by favorable exchange rate movements in the euros, Brazilian reals, Mexican pesos, Angolan kwanza and Australian dollars, partially offset by unfavorable exchange rate movements in the Nigerian naira and Egyptian pounds. See "Note 1 - Description of the Business and Summary of Significant Accounting Policies" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for further information on our functional currency.

Net gains on the sale of property decreased by $28.8 million in 2024 as compared to 2023, primarily due to the sale of VALARIS 54 in 2023.

We recognized a $29.2 million loss from the extinguishment of the First Lien Notes in 2023. See "Note 6 - Debt" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information on this matter.

Provision for Income Taxes

Valaris Limited is domiciled and a resident for tax purposes in Bermuda. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-Bermuda subsidiaries is not subject to Bermuda taxation.

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

Effective Tax Rate

During the year ended December 31, 2024, we recorded an income tax expense of $0.4 million and had an effective income tax rate of 0.1%. Our 2024 consolidated effective income tax rate includes a discrete tax benefit of $85.8 million, primarily attributable to change in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Excluding the impact of the aforementioned discrete tax items, the consolidated effective income tax rate was 21.8% as of December 31, 2024.

During the year ended December 31, 2023, we recorded an income tax benefit of $782.6 million and had an effective income tax rate of (929.5)%. Our 2023 consolidated effective income tax rate includes a discrete tax benefit of $42.0 million primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, including unrecognized tax benefits described below. Excluding the impact of the aforementioned discrete tax items, our consolidated effective income tax rate was (872.3)% for the year ended December 31, 2023.

The tax benefit in 2023 includes a $799.5 million deferred tax benefit recognized in the fourth quarter of 2023 to reduce our valuation allowance due to the determination that sufficient positive evidence existed to conclude that a portion of the allowance was no longer needed. During 2023, we also recognized tax benefits for the reduction of unrecognized tax benefit liabilities related to the lapse of statutes of limitations applicable to certain of our tax positions of $73.6 million and settlements reached with taxing authorities of $41.8 million. These benefits were partially offset by a $88.6 million increase in unrecognized tax benefit liabilities for tax positions taken during prior years, including $66.0 million recognized in the fourth quarter of 2023 related to tax assessments received from the Luxembourg tax authorities. See "Note 10 - Income Taxes" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

The changes in our consolidated effective income tax rate excluding discrete tax items during the two-year period result primarily from changes in the relative components of our earnings from the various taxing jurisdictions in which our drilling rigs are operated and/or owned and differences in tax rates in such taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents and cash flows from operations. Additionally, we have liquidity available under our senior secured revolving credit agreement, which matures in 2028 (the "Credit Agreement."). We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from cash and cash equivalents, cash flows from operations, as well as cash to be received from maturity of our Notes Receivable from ARO and from the distribution of earnings from ARO. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs. However, the Indenture governing our Second Lien Notes, as defined below, dated as of April 19, 2023 (the "Indenture"), and the Credit Agreement contain covenants that limit our ability to incur additional indebtedness.

Our cash and cash equivalents as of December 31, 2024 and 2023, were $368.2 million and $620.5 million, respectively. We have no debt principal payments due until 2030 and had $375.0 million available for borrowing, including up to $150.0 million for the issuance of letters of credit, under the Credit Agreement as of February 14, 2025. See "Note 6 - Debt" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on the Credit Agreement and the 8.375% Second Lien Notes due 2030 (the "Second Lien Notes").

Cash Flows and Capital Expenditures

Absent periods where we have significant financing or investing transactions or activities, such as debt or equity issuances, share repurchases, debt repayments, business combinations or asset sales, our primary sources and uses of cash are driven by cash generated from or used in operations and capital expenditures. Our net cash provided by operating activities and capital expenditures were as follows (in millions):

	Years Ended December 31,
	2024	2023
Net cash provided by operating activities	$355.4	$267.5
Capital expenditures	$(455.1)	$(696.1)

During the year ended December 31, 2024, we generated $355.4 million of cash flow from operating activities primarily due to operating income for the year of $352.3 million. Our primary uses of cash were $455.1 million for maintenance and upgrades of our drilling rigs, reactivation costs and costs to mobilize VALARIS DS-13 and VALARIS DS-14 to their stacking location after their delivery. Additionally, we spent $126.4 million under our share repurchase program during the year, which is discussed further below.

During the year ended December 31, 2023, we generated $267.5 million of cash flow from operating activities, primarily due to operating income for the year of $53.5 million, the collection of $45.9 million for certain tax refunds and other changes in working capital. Our primary uses of cash were $337.0 million for the purchase of VALARIS DS-13 and DS-14 and $359.1 million for maintenance and upgrades of our drilling rigs, including reactivations. Other primary sources and uses of cash during 2023 resulted from the First Lien Notes redemption, the corresponding Second Lien Notes issuance and our share repurchase program, which are each further discussed below, combined with the sale of VALARIS 54 for net proceeds of $30.3 million.

We continue to take a disciplined approach to reactivations of our stacked rigs, only reactivating them to the active fleet for opportunities that provide meaningful returns. Generally, most of the reactivation cost are operating expenses, recognized in the income statement, related to de-preservation activities, including reinstalling key pieces of equipment and crew costs. Capital expenditures during reactivations include rig modifications, equipment overhauls and any customer required capital upgrades. Reactivation costs incurred for VALARIS DS-13 and VALARIS DS-14 would be capitalized as such activities would be required to prepare the rigs for their intended use. We would generally expect to be compensated for any customer-specific enhancements.

Based on our current projections, we expect capital expenditures during 2025 to approximate $350.0 million to $390.0 million, primarily relating to maintenance and upgrade projects, including contract-specific capital expenditures. Depending on market conditions, contracting activity and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and acquire additional rigs.

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

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns. Consistent with this strategy, we sold VALARIS 54 in April 2023 for $28.2 million. At the time of sale, the rig had a net book value of $0.9 million and we recognized a pre-tax gain on sale of $27.3 million within the Jackups segment during the second quarter of 2023. Further, in the first quarter of 2025, we sold VALARIS 75 resulting in a pre-tax gain on sale of approximately $23.0 million in 2025. Of the proceeds, approximately $14.0 million were collected upon closing, with the remaining $10.0 million expected to be received in equal installments on the first and second anniversaries of the closing. The rig had an immaterial net book value as of December 31, 2024.

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

In connection with our sustainability-related efforts, during 2024, we spent approximately $9.0 million. Our sustainability initiatives will continue to require, among other actions, investment in systems and equipment and cooperation with our customers.

Financing and Capital Resources

First Lien Notes

The First Lien Notes were redeemed on May 3, 2023 for an aggregate redemption price of approximately $571.8 million (excluding accrued and unpaid interest) with a portion of the net proceeds from the issuance of the Initial Second Lien Notes, as discussed below. See “Note 6 - Debt" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on the First Lien Notes.

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

Additionally, on August 21, 2023, the Issuers issued $400.0 million aggregate principal amount of additional Second Lien Notes (the "Additional Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Additional Notes were issued at 100.75% of par, plus accrued interest from April 19, 2023, for net proceeds of approximately $396.9 million after deducting the initial purchasers’ discount and estimated offering expenses, and excluding accrued interest received of $11.4 million. We used a portion of the proceeds to finance the purchase of VALARIS DS-13 and VALARIS DS-14.

The Initial Second Lien Notes and the Additional Notes were issued under the Indenture and form a single series. The Second Lien Notes mature on April 30, 2030 and bear an interest rate of 8.375% per annum. Interest is payable semi-annually in arrears on April 30 and October 30 of each year. See “Note 6 - Debt" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on the Second Lien Notes.

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

See “Note 6 - Debt" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on the Credit Agreement.

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

The Notes Receivable from ARO, which are governed by the laws of Saudi Arabia, mature during 2027 and 2028. In the event that ARO is unable to repay the Notes Receivable from ARO when they become due, we would require the prior consent of our joint venture partner to enforce ARO’s payment obligations. In June 2024, the Company and ARO executed a Net Settlement Agreement whereby approximately $50.7 million of our accounts payable due to ARO relating to our bareboat charter arrangements were net settled against a portion of the principal of our Notes Receivable from ARO. Furthermore, the 2024 interest owed by ARO on the Notes Receivable from ARO of $24.6 million was paid in kind in December 2024 by increasing the principal balance of the Notes Receivable from ARO.

See "Note 3 - Equity Method Investment in ARO" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on our investment in ARO and Notes Receivable from ARO.

The following table summarizes the maturity schedule of our Notes Receivable from ARO as of December 31, 2024 (in millions):

Maturity Date	Principal Amount
October 2027	$213.6
October 2028	163.0
Total	$376.6

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2024 and the periods in which such obligations are due (in millions):

	Payments due by period
	2025	2026 and 2027	2028 and 2029	Thereafter	Total
Principal payments on long-term debt	$—	$—	$—	$1,100.0	$1,100.0
Interest payments on long-term debt	92.1	184.3	184.3	46.0	506.7
Operating leases	32.7	52.2	8.5	3.0	96.4
Total contractual obligations(1)	$124.8	$236.5	$192.8	$1,149.0	$1,703.1

(1)Contractual obligations do not include $128.3 million of unrecognized tax benefits, inclusive of interest and penalties, included within Other liabilities on our Consolidated Balance Sheet as of December 31, 2024. We are unable to specify with certainty whether we would be required to and in which periods we may be obligated to settle such amounts.

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash on hand and from ARO's operations and/or funds available from third-party financing. The first newbuild jackup, Kingdom 1, was delivered and commenced operations in the fourth quarter of 2023, and the second newbuild jackup, Kingdom 2, was delivered in the second quarter of 2024 and commenced operations in the third quarter of 2024.

In January 2020, ARO paid 25% of the purchase price from cash on hand for each of the two newbuilds, and in October 2023, entered into a $359.0 million term loan to finance the remaining newbuild payments due upon delivery and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. The term loan bears interest based on the three-month Secured Overnight Financing Rate (SOFR) plus a margin ranging from 1.25% to 1.4%. Additionally, in the second quarter of 2024, ARO entered into a revolving credit facility which provides for borrowings of up to $100.0 million. As of December 31, 2024, there was $10.0 million outstanding under this facility. Our Notes Receivable from ARO are subordinated and junior in right of payment to both ARO’s term loan and credit facility.

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

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of December 31, 2024, we were contingently liable for an aggregate amount of $27.0 million under outstanding letters of credit, which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of December 31, 2024, we had collateral deposits in the amount of $10.8 million with respect to these agreements.

The following table summarizes our other commitments as of December 31, 2024 (in millions):

	Commitment expiration by period
	2025	2026 and 2027	2028 and 2029	Thereafter	Total
Letters of credit	$9.8	$17.2	$—	$—	$27.0
Tax Assessments
In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR117.0 million (approximately $26.0 million converted at current period-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount. In order to further contest the assessment, we agreed to a seven-month payment plan which commenced in August 2024. As of December 31, 2024, we made payments of approximately $18.0 million, which are included within Other assets in the Consolidated Balance Sheets, and had approximately $8.0 million of remaining payments. We have not recorded a liability for uncertain tax positions as of December 31, 2024 related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and we will vigorously contest this assessment.

In December 2023, one of our Luxembourg subsidiaries received tax assessments for fiscal years 2019, 2020, 2021 and 2023. In February 2024, the Luxembourg tax authorities rescinded the portion of the assessment relating to 2023, resulting in a revised aggregate tax assessment of approximately €60.0 million (approximately $65.0 million converted at then-current exchange rates). We recorded a liability for uncertain tax positions for this amount during the fourth quarter of 2023 and contested the validity and amount of the assessments. In April 2024, we received a favorable decision from the Luxembourg tax authorities stating that the assessments for the 2019-2021 tax years are not enforceable. As a result, we reversed the uncertain tax position liability for the previously issued assessments and recognized a tax benefit of approximately $65.0 million in our Consolidated Statements of Operations for the year ended December 31, 2024.

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million (approximately $63.0 million converted at current period-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29.0 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. In December 2024, we reached a settlement agreement with the Australian tax authorities for A$4.0 million (approximately $2.0 million at current period-end exchange rates). As a result, we expect to receive a refund of A$38.0 million (approximately $24.0 million at current period-end exchange rates) in the first half of 2025. Accordingly, we released approximately $18.0 million of the uncertain tax position liability previously recognized and recognized a corresponding tax benefit in our Consolidated Statements of Operations for these assessments in the fourth quarter of 2024.

See "Note 10 - Income Taxes" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on these tax assessments.

Share Repurchase Program

Our board of directors has authorized a share repurchase program under which we may purchase up to $600.0 million of our outstanding common shares. The following table summarizes shares repurchase, aggregate cost (exclusive of fees) and the average per share price (in millions, except average per share price):

	Years Ended December 31,
	2024	2023
Shares repurchased	2.2	3.0
Total aggregate cost	$125.0	$200.0
Average per share price	$56.11	$66.77

As of December 31, 2024, we had approximately $275.0 million available for share repurchases pursuant to the Share Repurchase Program.

Effects of Climate Change and Climate Change Regulation

GHG emissions have increasingly become the subject of international, national, regional, state and local attention, and in recent years, the U.S. has taken evolving and divergent positions on GHG regulations and commitments. For example, the U.S. has initiated the process of withdrawing from the Paris Agreement in January 2025, after previously reentering it in February 2021. In November 2021, the U.S. and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. New regulatory action and/or legislation targeting GHG emissions, or prohibiting, restricting, or delaying oil and gas development activities in certain areas, may be proposed and/or promulgated at the state or local level of the U.S.

In an effort to reduce GHG emissions, governments have implemented or considered legislative and regulatory mechanisms to institute carbon pricing mechanisms, such as the EU’s Emission Trading System, and to impose technical requirements to reduce carbon emissions. Governments have also proposed or implemented new or enhanced disclosure requirements related to climate change matters and GHG emissions that may increase compliance and disclosure costs. In January 2023, the EU enacted the Corporate Sustainability Reporting Directive, which will require sustainability reporting across a broad range of sustainability topics for both EU and non-EU companies. We anticipate that these requirements will apply to us as early as 2026 (for fiscal year 2025) for certain of our EU subsidiaries and at the consolidated entity level in 2030 (for fiscal year 2029).

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

MARKET RISK

Interest Rate Risk

Our outstanding debt at December 31, 2024 consisted of our $1.1 billion aggregate principal amount of Second Lien Notes. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates impacting the fair value of the debt.

Our Credit Agreement provides for commitments permitting borrowings of up to $375.0 million at December 31, 2024. As the interest rates for such borrowings are at variable rates, we are subject to interest rate risk. As of December 31, 2024, we had no outstanding borrowings under the Credit Agreement.

Our Notes Receivable from ARO bear interest based on the one-year term SOFR rate, set as of the end of the year prior to the year applicable, plus 2.10%. As the Notes Receivable from ARO bear interest on the applicable SOFR rate determined at the end of the preceding year, the rate governing our interest income in 2025 has already been determined. A hypothetical 1% decrease to SOFR would decrease interest income for the year ended December 31, 2025 by $3.8 million based on the principal amount outstanding at December 31, 2024 of $376.6 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our significant accounting policies are included in "Note 1 - Description of the Business and Summary of Significant Accounting Policies" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data." These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our consolidated financial statements.

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

Property and Equipment

As of December 31, 2024, the carrying value of our property and equipment totaled $1.9 billion, which represented 44% of total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate our estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

Our fleet of 18 floater rigs represented 59% of the gross cost and 61% of the net carrying amount of our depreciable property and equipment as of December 31, 2024. Our fleet of 35 jackup rigs represented 38% of the gross cost and 37% of the net carrying amount of our depreciable property and equipment as of December 31, 2024.

Income Taxes

We conduct operations and earn income in numerous countries and are subject to the laws of numerous tax jurisdictions. As of December 31, 2024, our Consolidated Balance Sheet included a $819.4 million net deferred income tax asset, a $44.8 million liability for income taxes currently payable and a $128.3 million liability for unrecognized tax benefits, inclusive of interest and penalties.

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

Pension and Other Postretirement Benefits

Our pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, mortality rates, annual compensation increases, and other factors. Key assumptions at December 31, 2024, included (1) a weighted average discount rate of 5.54% to determine pension benefit obligations, (2) a weighted average discount rate of 4.97% to determine net periodic pension cost and (3) an expected long-term rate of return on pension plan assets of 6.88% to determine net periodic pension cost. The assumed discount rate is based upon the average yield for either Moody’s or Standard & Poor's Aa-rated corporate bonds, and the rate of return assumption reflects a probability distribution of expected long-term returns that is weighted based upon plan asset allocations.

Using our key assumptions at December 31, 2024, a one-percentage-point decrease in the assumed discount rate would increase our recorded pension and other postretirement benefit liabilities by approximately $53.2 million, while a one-percentage-point decrease (increase) in the expected long-term rate of return on plan assets would increase (decrease) annual net benefits cost by approximately $4.6 million. To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plans’ other asset classes, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the plan, which decreased to 6.44% at December 31, 2024 from 6.88% at December 31, 2023. See "Note 9 - Pension and Other Post Retirement Benefits" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information on our pension and other postretirement benefit plans.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements, has issued an audit report on our internal control over financial reporting. KPMG LLP's audit report on our internal control over financial reporting is included herein.

February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Valaris Limited:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Valaris Limited and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income tax positions pertaining to certain tax transactions

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company evaluated the income tax effect of certain transactions which often requires local country tax expertise and judgment. This requires the Company to interpret complex tax laws in multiple jurisdictions to assess whether its tax positions have a more than 50 percent likelihood of being sustained with the taxing authorities.

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
February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Valaris Limited:

Opinion on Internal Control Over Financial Reporting

We have audited Valaris Limited and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 20, 2025

VALARIS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
OPERATING REVENUES
Revenues (exclusive of reimbursable revenues)	$2,211.9	$1,676.0	$1,497.3
Reimbursable revenues	150.7	108.2	105.2
Total operating revenues	2,362.6	1,784.2	1,602.5
OPERATING EXPENSES
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	1,618.5	1,440.4	1,283.7
Reimbursable expenses	142.4	103.2	99.5
Total contract drilling expenses (exclusive of depreciation)	1,760.9	1,543.6	1,383.2
Loss on impairment	—	—	34.5
Depreciation	122.1	101.1	91.2
General and administrative	116.3	99.3	80.9
Total operating expenses	1,999.3	1,744.0	1,589.8
EQUITY IN EARNINGS (LOSSES) OF ARO	(11.0)	13.3	24.5
OPERATING INCOME	352.3	53.5	37.2
OTHER INCOME (EXPENSE)
Interest income	86.1	101.4	65.5
Interest expense, net	(84.8)	(68.9)	(45.3)
Other, net	16.6	(1.8)	167.5
Total other income	17.9	30.7	187.7
INCOME BEFORE INCOME TAXES	370.2	84.2	224.9
PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax expense (benefit)	(5.4)	3.8	35.2
Deferred income tax expense (benefit)	5.8	(786.4)	7.9
Total provision (benefit) for income taxes	0.4	(782.6)	43.1
NET INCOME	369.8	866.8	181.8
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.6	(1.4)	(5.3)
NET INCOME ATTRIBUTABLE TO VALARIS	$373.4	$865.4	$176.5
EARNINGS PER SHARE
Basic	$5.18	$11.68	$2.35
Diluted	$5.12	$11.51	$2.33
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	72.1	74.1	75.1
Diluted	72.9	75.2	75.6

The accompanying notes are an integral part of these consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2024	2023	2022
NET INCOME	$369.8	$866.8	$181.8
OTHER COMPREHENSIVE INCOME, NET
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income	10.9	10.8	23.8
Foreign currency translation adjustments	(1.9)	(0.3)	—
NET OTHER COMPREHENSIVE INCOME	9.0	10.5	23.8
COMPREHENSIVE INCOME	378.8	877.3	205.6
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.6	(1.4)	(5.3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO VALARIS	$382.4	$875.9	$200.3

The accompanying notes are an integral part of these consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	December 31,
ASSETS	2024	2023
CURRENT ASSETS
Cash and cash equivalents	$368.2	$620.5
Restricted cash	12.3	15.2
Accounts receivable, net	571.2	459.3
Other current assets	127.0	177.2
Total current assets	1,078.7	1,272.2
PROPERTY AND EQUIPMENT, AT COST	2,309.4	1,889.0
Less accumulated depreciation	376.5	255.2
Property and equipment, net	1,932.9	1,633.8
LONG-TERM NOTES RECEIVABLE FROM ARO	296.2	282.3
INVESTMENT IN ARO	113.4	124.4
DEFERRED TAX ASSETS	849.5	855.1
OTHER ASSETS	149.1	154.4
Total assets	$4,419.8	$4,322.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$328.5	$400.1
Accrued liabilities and other	351.0	344.2
Total current liabilities	679.5	744.3
LONG-TERM DEBT	1,082.7	1,079.3
DEFERRED TAX LIABILITIES	30.1	29.9
OTHER LIABILITIES	383.2	471.7
Total liabilities	2,175.5	2,325.2
COMMITMENTS AND CONTINGENCIES (Note 11)
VALARIS SHAREHOLDERS' EQUITY
Common shares, $0.01 par value, 700.0 shares authorized, 76.2 and 75.4 shares issued, 71.0 and 72.4 shares outstanding as of December 31, 2024 and 2023 respectively	0.8	0.8
Preference shares, $0.01 par value, 150.0 shares authorized, no shares issued as of December 31, 2024 and 2023	—	—
Stock warrants	16.4	16.4
Additional paid-in capital	1,113.3	1,119.8
Retained earnings	1,398.9	1,025.5
Accumulated other comprehensive income	34.2	25.2
Treasury shares, at cost, 5.2 and 3.0 shares as of December 31, 2024 and 2023, respectively	(325.1)	(200.1)
Total Valaris shareholders' equity	2,238.5	1,987.6
NONCONTROLLING INTERESTS	5.8	9.4
Total shareholders' equity	2,244.3	1,997.0
Total liabilities and shareholders' equity	$4,419.8	$4,322.2

The accompanying notes are an integral part of these consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$369.8	$866.8	$181.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	122.1	101.1	91.2
Accretion of discount on the Notes Receivable from ARO	(40.0)	(28.3)	(44.9)
Share-based compensation expense	27.7	27.3	17.4
Equity in losses (earnings) of ARO	11.0	(13.3)	(24.5)
Deferred income tax expense (benefit)	5.8	(786.4)	7.9
Net periodic pension and retiree medical income	(2.4)	(0.9)	(16.4)
Net (gain) loss on sale of property	0.2	(28.6)	(141.2)
Loss on extinguishment of debt	—	29.2	—
Loss on impairment	—	—	34.5
Changes in contract liabilities	(31.7)	4.9	62.4
Changes in deferred costs	39.3	(26.1)	(38.8)
Other	9.3	6.7	8.3
Changes in operating assets and liabilities	(134.2)	121.8	(6.6)
Contributions to pension plans and other post-retirement benefits	(21.5)	(6.7)	(4.1)
Net cash provided by operating activities	355.4	267.5	127.0
INVESTING ACTIVITIES
Additions to property and equipment	(455.1)	(696.1)	(207.0)
Net proceeds from disposition of assets	2.8	30.3	150.3
Purchases of short-term investments	—	—	(220.0)
Maturities of short-term investments	—	—	220.0
Repayment of note receivable from ARO	—	—	40.0
Net cash used in investing activities	(452.3)	(665.8)	(16.7)
FINANCING ACTIVITIES
Payments for share repurchases	(126.4)	(198.6)	—
Payments related to tax withholdings for share-based awards	(29.9)	(5.4)	(2.5)
Debt issuance costs	(0.8)	(38.6)	—
Issuance of Second Lien Notes	—	1,103.0	—
Redemption of First Lien Notes	—	(571.8)	—
Other	(1.2)	(3.1)	(3.9)
Net cash provided by (used in) financing activities	(158.3)	285.5	(6.4)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(255.2)	(112.8)	103.9
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	635.7	748.5	644.6
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$380.5	$635.7	$748.5

The accompanying notes are an integral part of these consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to the “Company,” “we,” “us” or “our” in this Annual Report are to Valaris Limited, together with its consolidated subsidiaries.

Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. We own the world's largest offshore drilling rig fleet, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet. As of February 20, 2025, we own 52 rigs, including 13 drillships, four dynamically positioned semisubmersible rigs, one moored semisubmersible rig, 34 jackup rigs and a 50% equity interest in Saudi Aramco Rowan Offshore Drilling Company ("ARO"), our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional nine rigs.

Our customers include many of the leading international and government-owned oil and gas companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies with global operations. The markets in which we operate include the Gulf of Mexico, South America, the North Sea, the Mediterranean, the Middle East, Africa and Asia Pacific.

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

Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Valaris Limited, those of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. All intercompany accounts and transactions have been eliminated. Investments in operating entities in which we have the ability to exercise significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting stock of the investee. We account for our interest in ARO using the equity method of accounting and only recognize our portion of equity in earnings in our consolidated financial statements. ARO is a variable interest entity; however, we are not the primary beneficiary and therefore do not consolidate ARO.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year presentation. In addition, the Total operating revenues and Total contract drilling expenses (exclusive of depreciation) line items presented in the Consolidated Statements of Operations, were further disaggregated to separately disclose Reimbursable revenues and Reimbursable expenses, respectively, to align with the updated presentation of our segment tables upon the adoption of ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("Update 2023-07") effective January 1, 2024 (see "Note 13 - Segment Information"). The disaggregation of these line items is presentational only and was retrospectively applied to the years ended December 31, 2023 and 2022. There were no impacts to the overall Total operating revenues or Total contract drilling expense (exclusive of depreciation) line items.

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

Foreign Currency Remeasurement and Translation

Our functional currency is the United States (the "U.S.") dollar. As is customary in the oil and gas industry, a majority of our revenues and expenses are denominated in U.S. dollars; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Most transaction gains and losses are included in Other, net, in our Consolidated Statements of Operations.  Certain gains and losses from the translation of foreign currency balances of our non-U.S. dollar functional currency subsidiaries are included in Accumulated other comprehensive income on our Consolidated Balance Sheet. Net foreign currency exchange gains and losses were $13.8 million of gains, $3.5 million of losses and $12.2 million of gains, and were included in Other, net, in our Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, respectively.

Cash Equivalents and Short-Term Investments

Highly liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents. Highly liquid investments with maturities of greater than three months but less than one year at the date of purchase are classified as short-term investments.

There were no short-term investments as of December 31, 2024 and 2023. Cash flows from purchases and maturities of short-term investments were classified as investing activities in our Consolidated Statements of Cash Flows for the year ended December 31, 2022. To mitigate our credit risk, our investments in time deposits have historically been diversified across multiple, high-quality financial institutions.

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

We have identified the significant components of our drilling rigs and ascribe useful lives based on the expected time until the next required overhaul or the end of the expected economic lives of the components.

Our property and equipment is depreciated on a straight-line basis, after allowing for salvage values, over the estimated useful lives of our assets. Drilling rigs and related equipment are depreciated over estimated useful lives ranging from three to 35 years. Buildings and improvements are depreciated over estimated useful lives ranging from 10 to 30 years. Leasehold improvements are depreciated over the lesser of the asset useful life or lease term. Other equipment, including computer and communications hardware and software, is depreciated over estimated useful lives ranging from two to six years.

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

In June 2022, a drilling contract awarded to VALARIS DS-11 was terminated prior to commencement. At that time, we had capitalized certain costs incurred to upgrade the rig pursuant to the requirements of the contract, which upon termination were determined to be impaired. As a result, we recorded pre-tax, non-cash impairment losses related to long-lived assets of $34.5 million in the year ended December 31, 2022. See "Note 2 - Revenue from Contracts with Customers" for additional information on the contract termination.

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

Our drilling rigs frequently move from one taxing jurisdiction to another based on where they are contracted to perform drilling services. The movement of drilling rigs among taxing jurisdictions may involve a transfer of drilling rig ownership among our subsidiaries through an intercompany rig sale. The pre-tax profit resulting from an intercompany rig sale is eliminated from our consolidated financial statements, and the carrying value of a rig sold in an intercompany transaction remains at the historical net depreciated cost prior to the transaction. Our consolidated financial statements do not reflect the asset disposition transaction of the selling subsidiary or the asset acquisition transaction of the acquiring subsidiary. The income tax effects resulting from intercompany rig sales are recognized in earnings in the period in which the sale occurs.

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

The Organization for Economic Co-operation and Development issued Pillar Two rules introducing a new global minimum tax of 15% applied on a country-by-country basis effective on January 1, 2024. Certain jurisdictions have enacted new tax laws to align with the recommendations under Pillar Two, while other jurisdictions have proposed or are actively considering changes to existing tax laws based on the new rules. The impact of the Pillar Two model rules, which have been enacted to date, was not significant to our consolidated financial statements for the year ended December 31, 2024. There remains uncertainty as to how global legislation relating to Pillar Two will evolve and we will continue to monitor developments related to this initiative and the potential impact on future periods.

See "Note 10 - Income Taxes" for additional information on our income taxes.

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

Compensation expense for performance awards is recognized over the requisite service period using the accelerated method and is reduced for forfeited awards in the period in which the forfeitures occur. For our performance awards that cliff vest and require the employee to render service through the vesting date, even though attainment of performance objectives might be earlier, our expense under the accelerated method would be a ratable expense over the vesting period. Equity-settled performance awards generally vest at the end of a three-year measurement period based on attainment of performance goals. The estimated probable outcome of attainment of the specified performance goals is based primarily on relative performance over the requisite performance period. Any subsequent changes in this estimate as it relates to performance objectives are recognized as a cumulative adjustment to compensation cost in the period in which the change in estimate occurs, except in the case of objectives based on a market condition, such as our stock price. Compensation cost for awards based on a market performance objective is recognized as long as the requisite service period is completed and will not be reversed even if the market-based objective is never satisfied. Any adjustments to the compensation cost recognized in our Consolidated Statements of Operations for awards that are forfeited are recognized in the period in which the forfeitures occur. See "Note 8 - Share Based Compensation" for additional information on our share-based compensation.

Pension and Other Post-retirement Benefit Plans

We measure our actuarially determined obligations and related costs for our defined benefit pension and other post-retirement plans, retiree life and medical supplemental plan benefits by applying assumptions, the most significant of which include long-term rate of return on plan assets, discount rates and mortality rates. For the long-term rate of return, we develop our assumptions regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, and we weight the assumptions based on each plan's asset allocation. For the discount rate, we base our assumptions on a yield curve approach. Actual results may differ from the assumptions included in these calculations. If gains or losses exceed 10% of the greater of the plan assets or plan liabilities, we amortize such gains or losses into income over either the period of expected future service of active participants, or over the expected average remaining lifetime of all participants. We recognize gains or losses related to plan curtailments at the date the plan amendment or termination is adopted which may precede the effective date. See "Note 9 - Pension and Other Post-retirement Benefits" for additional information on our defined benefit pension and other post-retirement plans.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares of Valaris Limited (the "Common Shares") outstanding during the period. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method, which includes the effect of all potentially dilutive stock equivalents, including warrants, restricted stock unit awards and performance stock unit awards.

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Years Ended December 31,
	2024	2023	2022
Income attributable to our shares	$373.4	$865.4	$176.5
Weighted average shares outstanding:
Basic	72.1	74.1	75.1
Effect of stock equivalents	0.8	1.1	0.5
Diluted	72.9	75.2	75.6

Anti-dilutive share awards totaling 160,000, 147,000 and 192,000 were excluded from the computation of diluted EPS for the years ended December 31, 2024, 2023 and 2022, respectively.

We have 5,470,950 warrants outstanding (the "Warrants") as of December 31, 2024 which are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant, in each case as may be adjusted from time to time pursuant to the applicable warrant agreement. The Warrants expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders. These Warrants are anti-dilutive for all periods presented above.

New Accounting Pronouncements

Recently adopted accounting pronouncements

Improvements to Reportable Segment Disclosures - In November 2023, the FASB issued Update 2023-07, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in Update 2023-07 require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented, and early adoption is permitted. We adopted Update 2023-07 effective for this annual report for the year ended December 31, 2024 on a retrospective basis. See "Note 13 - Segment Information" for additional disclosures around our segment information.

Accounting pronouncements to be adopted

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures - In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("Update 2024-03"), which requires companies to disclose additional information for certain relevant expense categories in the Statements of Operations and within the notes to the financial statements. Update 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted and can be applied either prospectively to financial statements issued for reporting periods after the effective date, or retrospectively to prior periods which are presented in the financial statements. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

Improvements to Income Tax Disclosures - In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("Update 2023-09"), which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in Update 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. Update 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied on a prospective basis, with an option to apply the guidance retrospectively. While the adoption of Update 2023-09 will result in expansion of our income tax disclosures, we do not expect it to impact the recognition or measurement of income taxes within our consolidated financial statements.

With the exception of the updated standards discussed above, there have been no accounting pronouncements issued and not yet effective that have significance, or potential significance, to our consolidated financial statements.

2.  REVENUE FROM CONTRACTS WITH CUSTOMERS

Under our drilling contracts with customers, we provide a drilling rig and drilling services, including rig crews, on a day rate contract basis. We receive a daily rate that may vary between the full rate and zero rate throughout the duration of the contractual term, depending on the operations of the rig. We also may receive lump-sum fees or similar compensation generally for the mobilization, demobilization and capital upgrades of our rigs. Our customers bear substantially all of the costs of constructing the well and supporting drilling operations, as well as the economic risk relative to the success of the well.

Our drilling contracts contain a lease component and we have elected to apply the practical expedient provided under Accounting Standards Codification ("ASC") 842 to not separate the lease and non-lease components and apply the revenue recognition guidance in ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The drilling services provided under each drilling contract is a single performance obligation satisfied over time and is comprised of a series of distinct time increments, or service periods. Total revenue is determined for each individual drilling contract by estimating both fixed and variable consideration expected to be earned over the contract term. Fixed consideration generally relates to activities such as mobilization, demobilization and capital upgrades of our rigs that are not distinct performance obligations within the context of our contracts and is recognized on a straight-line basis over the contract term. Variable consideration generally relates to distinct service periods during the contract term and is recognized in the period when the services are performed.

The amount estimated for variable consideration is only recognized as revenue to the extent that it is probable that a significant reversal will not occur during the contract term. We have applied the optional exemption afforded in ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," and have not disclosed the variable consideration related to our estimated future day rate revenues. The remaining duration of our drilling contracts based on those in place as of December 31, 2024 was between approximately 1 month and 5 years.

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

Contract Termination - VALARIS DS-11

In June 2022, a customer terminated a contract for VALARIS DS-11 that was expected to commence in mid-2024. As a result of the contract termination, we received an early termination fee of $51.0 million which is included in revenues on our Consolidated Statements of Operations for the year ended December 31, 2022.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	December 31,
	2024	2023
Current contract assets	$1.3	$1.5
Noncurrent contract assets	$5.5	$4.5
Current contract liabilities (deferred revenue)	$87.2	$116.2
Noncurrent contract liabilities (deferred revenue)	$71.4	$37.6

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2022	$5.3	$119.0
Revenue recognized in advance of right to bill customer	8.4	—
Increase due to revenue deferred during the period	—	162.9
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(73.1)
Decrease due to amortization of deferred revenue that was added during the period	—	(46.5)
Decrease due to transfer to receivables and payables during the period	(7.7)	(8.5)
Balance as of December 31, 2023	$6.0	$153.8
Revenue recognized in advance of right to bill customer	9.6	—
Increase due to revenue deferred during the period	—	213.8
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(104.1)
Decrease due to amortization of deferred revenue that was added during the period	—	(77.2)
Decrease due to transfer to receivables and payables during the period	(8.8)	(27.7)
Balance as of December 31, 2024	$6.8	$158.6

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Demobilization costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel unrelated to contracts are expensed as incurred. Deferred contract costs are included in Other current assets and Other assets on our Consolidated Balance Sheets and totaled $47.4 million and $85.1 million as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024, 2023 and 2022, amortization of such costs totaled $108.4 million, $92.9 million and $61.7 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs are included in Other current assets and Other assets on our Consolidated Balance Sheets and totaled $12.9 million and $14.5 million as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024, 2023 and 2022, amortization of such costs totaled $10.1 million, $12.7 million and $4.7 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

Our contract liabilities and deferred costs are amortized on a straight-line basis over the contract term or corresponding certification period to Operating revenues and Contract drilling expense, respectively, with the exception of the contract liabilities related to our bareboat charter arrangements with ARO which would not be contractually payable until the end of the lease term or termination, if sooner. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements. The table below reflects the expected future amortization of our contract liabilities and deferred costs recorded as of December 31, 2024. In the case of our contract liabilities related to our bareboat charter arrangements with ARO, the contract liability is not amortized and as such, the amount is reflected in the table below at the end of the current lease term.

	(In millions)
	2025	2026	2027	2028 & Thereafter	Total
Amortization of contract liabilities	$87.2	$50.1	$16.5	$4.8	$158.6
Amortization of deferred costs	$38.6	$19.7	$2.0	$—	$60.3

3. EQUITY METHOD INVESTMENT IN ARO

Background

ARO is a 50/50 unconsolidated joint venture between the Company and Saudi Aramco that owns and operates jackup drilling rigs in Saudi Arabia. As of December 31, 2024, ARO owned nine jackup rigs, had ordered one newbuild jackup rig and leased seven rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO. At December 31, 2024, the leased rigs were primarily operating under three-year drilling contracts, or related extensions, with Saudi Aramco. The nine rigs owned by ARO are currently operating under contracts with Saudi Aramco, each with a minimum aggregate contract term of 15 years, provided that the rigs meet the technical and operational requirements of Saudi Aramco.

The shareholder agreement governing the joint venture (the "Shareholder Agreement") specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The first two newbuild jackups were ordered in January 2020, the first of which, Kingdom 1, was delivered and commenced operations in the fourth quarter of 2023, and the second, Kingdom 2, was delivered in the second quarter of 2024 and commenced operations in the third quarter of 2024. In October 2024, ARO ordered the third newbuild jackup, Kingdom 3. ARO is expected to commit to order one additional newbuild jackup in the near term. In connection with these plans, we have a potential obligation to fund ARO for newbuild jackup rigs. See “Note 11 - Commitments and Contingencies" for additional information.

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

Summarized financial information for ARO is as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Revenues	$512.5	$496.6	$459.5
Operating expenses
Contract drilling (exclusive of depreciation)	367.7	365.9	341.8
Loss on impairment (1)	28.4	—	—
Depreciation	89.2	65.9	63.4
General and administrative	23.7	22.2	18.7
Operating income	3.5	42.6	35.6
Other expense, net	55.5	31.8	11.1
Provision (benefit) for income taxes	(4.8)	8.3	3.8
Net income (loss)	$(47.2)	$2.5	$20.7
(1)In connection with Saudi Arabia’s announcement to limit oil production capacity and Saudi Aramco's suspension of certain drilling contracts, the VALARIS 143, VALARIS 147 and VALARIS 148 contracts were suspended and subsequently terminated during the year ended December 31, 2024. Pursuant to the requirements of the contracts, ARO had capitalized certain costs to maintain and upgrade these rigs, which were determined to be impaired due to the contract suspensions and subsequent terminations. As a result, ARO recorded a pre-tax, non-cash loss on impairment of $28.4 million during the year ended December 31, 2024. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about the contract terminations.

	December 31,
	2024	2023
Cash and cash equivalents	$50.0	$92.9
Other current assets	127.7	184.0
Non-current assets	1,291.1	1,081.0
Total assets	$1,468.8	$1,357.9

Current liabilities	$146.6	$136.0
Non-current liabilities	1,202.7	1,056.8
Total liabilities	$1,349.3	$1,192.8

Equity in Earnings (Losses) of ARO

We account for our interest in ARO using the equity method of accounting and only recognize our portion of ARO's net income (loss), adjusted for basis differences as discussed below, which is included in Equity in earnings (losses) of ARO in our Consolidated Statements of Operations. ARO is a variable interest entity; however, we are not the primary beneficiary and therefore do not consolidate ARO. Judgments regarding our level of influence over ARO included considering key factors such as each partner's ownership interest, representation on the board of managers of ARO and ability to direct activities that most significantly impact ARO's economic performance, including the ability to influence policy-making decisions. Our investment in ARO would be assessed for impairment if there are changes in facts and circumstances that indicate a loss in value may have occurred. If a loss were deemed to have occurred and this loss was determined to be other than temporary, the carrying value of our investment would be written down to fair value and an impairment recorded.

Our equity method investment in ARO was recorded at its estimated fair value in fresh start accounting upon emergence from bankruptcy in 2021. We computed the difference between the fair value of ARO's net assets and the carrying value of those net assets in ARO's GAAP financial statements ("basis differences") at that date. These basis differences primarily related to ARO's long-lived assets and the recognition of intangible assets associated with certain of ARO's drilling contracts that were determined to have favorable terms relative to market terms as of the measurement date.

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

	Years Ended December 31,
	2024	2023	2022
50% interest in ARO net income (loss)	$(23.6)	$1.3	$10.4
Amortization of basis differences	12.6	12.0	14.1
Equity in earnings (losses) of ARO	$(11.0)	$13.3	$24.5

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements are included within Operating revenues in our Consolidated Statements of Operations and were as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Revenues from Lease Agreements	$52.6	$69.2	$56.7

Our balances related to the Lease Agreements were as follows (in millions):

	December 31,
	2024	2023
Amounts receivable (1)	$16.5	$10.2
Contract liabilities (2)	$14.1	$15.9
Accounts payable (2)	$43.1	$57.7

(1)Amounts receivable from ARO is included in Accounts receivable, net in our Consolidated Balance Sheets.
(2)The per day bareboat charter amount in the Lease Agreements is subject to adjustment based on actual performance of the respective rig and therefore, the corresponding contract liabilities are subject to adjustment during the lease term. Upon completion of the lease term, such amounts become a payable to or a receivable from ARO. As a result of the Net Settlement Agreement, as defined below, a portion of our accounts payable to ARO was reduced by $50.7 million in June 2024.

During 2017 and 2018, the Company contributed assets to ARO in exchange for a 10-year shareholder note receivable due from ARO (the "Notes Receivable from ARO"), which as amended in December 2023, bear interest based on a one-year term SOFR, set as of the end of the year prior to the year applicable, plus 2.10%. The Notes Receivable from ARO were adjusted to the estimated fair value in fresh start accounting in 2021 and the resulting discount to the principal amount is being amortized using the effective interest method to interest income over the remaining terms of the notes.

Under the Shareholder Agreement, a contract liability is created when amounts that the Company bills in accordance with its Lease Agreements are in excess of lease revenues earned. These contract liabilities are required to be settled in cash. In June 2024, the Company and ARO executed a net settlement agreement (the “Net Settlement Agreement”) whereby $50.7 million of accounts payable due to ARO, which related to lease revenue adjustments resulting from the actual performance of rigs leased to ARO between 2018 and early 2023, was net settled against a portion of the Notes Receivable from ARO retroactive to January 1, 2024. As a result of the Net Settlement Agreement, the aggregate principal balance of the Notes Receivable from ARO was reduced by $50.7 million and we recognized non-cash interest income of $13.9 million related to the discount attributable to the partial settlement in 2024.

Our 2024 interest on the Notes Receivable from ARO of approximately $24.6 million was paid in kind in December 2024 by increasing the principal balance of the Notes Receivable from ARO.

The principal amount and discount of the Notes Receivable from ARO were as follows (in millions):

	December 31,
	2024	2023
Principal amount	$376.6	$402.7
Discount	(80.4)	(120.4)
Carrying value	$296.2	$282.3

Interest income earned on the Notes Receivable from ARO was as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Interest income	$24.6	$30.5	$11.3
Non-cash amortization (1)	40.0	28.3	44.9
Total interest income on the Notes Receivable from ARO	$64.6	$58.8	$56.2

(1)Represents the amortization of the discount on the Notes Receivable from ARO using the effective interest method to interest income over the term of the notes. In 2024, we recognized non-cash interest income of $13.9 million related to the discount attributable to the Net Settlement Agreement. In 2022, we recognized non-cash interest income of $14.8 million attributable to a $40.0 million early principal repayment of the Notes Receivable from ARO received in September 2022.

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

	December 31,
	2024	2023
Total assets	$426.1	$417.1
Less: total liabilities	57.2	73.6
Maximum exposure to loss	$368.9	$343.5

4.  FAIR VALUE MEASUREMENTS

The carrying values and estimated fair values of certain of our financial instruments were as follows (in millions):

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Second Lien Notes (1)	$1,082.7	$1,112.7	$1,079.3	$1,126.1
Notes Receivable from ARO (2)(3)	$296.2	$378.3	$282.3	$423.5

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
(3)The aggregate principal balance of the Notes Receivable from ARO includes a net reduction of $26.1 million, which is comprised of a $50.7 million decrease resulting from the Net Settlement Agreement with ARO (executed in June 2024) and an increase of $24.6 million related to paid in kind interest, which was applied to the principal balance on December 31, 2024. See "Note 3 - Equity Method Investment in ARO" for additional information.

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of December 31, 2024 and 2023.

5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in millions):

	December 31,
	2024	2023
Drilling rigs and equipment	$1,660.9	$1,312.5
Work-in-progress	607.6	537.0
Other	40.9	39.5
Total property and equipment, at cost	$2,309.4	$1,889.0

Assets sold

While taking into account certain restrictions on the sales of assets under our Indenture dated as of April 19, 2023 (the "Indenture”), as part of our strategy, we may act opportunistically from time to time to monetize assets to enhance stakeholder value and improve our liquidity profile, in addition to reducing holding costs by selling or disposing of lower-specification or non-core rigs. Gains recognized on sales of assets are included in Other, net in the Consolidated Statements of Operations.

In the first quarter of 2025, we sold VALARIS 75 resulting in a pre-tax gain on sale of approximately $23.0 million in 2025. Of the proceeds, approximately $14.0 million were collected upon closing, with the remaining $10.0 million expected to be received in equal installments on the first and second anniversaries of the closing. The rig had an immaterial net book value as of December 31, 2024.

During the year ended December 31, 2023, we recognized a pre-tax gain of $27.3 million for the sale of VALARIS 54.

During the year ended December 31, 2022, we recognized an aggregate pre-tax gain of $130.5 million for the sales of VALARIS 113, VALARIS 114, VALARIS 36 and VALARIS 67. Additionally, we recognized pre-tax gains of $3.2 million and $7.0 million in 2022 related to additional proceeds received for our 2021 sale of VALARIS 100 and 2020 sale of VALARIS 68, respectively, resulting from post-sale conditions of those sale agreements.

6.  DEBT

First Lien Notes

On the April 30, 2021, the Company issued $550.0 million aggregated principal amount of Senior Secured First Lien Notes due 2028 (the "First Lien Notes"). The First Lien Notes were scheduled to mature on April 30, 2028 and accrued interest, at our option, at a rate of: (1) 8.25% per annum, payable in cash; (2) 10.25% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be paid in kind; or (3) 12% per annum, with the entirety of such interest to be paid in kind. Interest was due semi-annually in arrears on May 1 and November 1 of each year and was computed on the basis of a 360-day year of twelve 30-day months.

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

On April 3, 2023, the Company issued a notice of conditional redemption to the holders of the First Lien Notes at a redemption price equal to 104.0% of the aggregate $550.0 million principal amount of the First Lien Notes plus accrued and unpaid interest to, but not including, the redemption date (the “Redemption Price”). On April 19, 2023, in connection with the issuance of our Second Lien Notes, as discussed below, the Company discharged its obligations under the indenture governing the First Lien Notes and deposited the Redemption Price with Wilmington Savings Fund Society, as trustee under such indenture. The First Lien Notes were redeemed on May 3, 2023 for an aggregate redemption price of $571.8 million (excluding accrued and unpaid interest) with a portion of the net proceeds from the issuance of the Initial Second Lien Notes, as discussed below. We accounted for the redemption as an extinguishment of debt and recognized a corresponding loss of $29.2 million, which is included in our Consolidated Statements of Operations for the year ended December 31, 2023.

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

On August 21, 2023, the Company and Valaris Finance issued $400.0 million aggregate principal amount of Second Lien Notes (the "Additional Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Additional Notes were issued at 100.75% of par, plus accrued interest from April 19, 2023. The net proceeds were approximately $396.9 million after deducting the initial purchasers’ discount and estimated offering expenses, and excluding accrued interest received of $11.4 million.

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

The Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of certain of its subsidiaries to: (i) incur additional debt and issue certain preferred stock; (ii) incur or create liens; (iii) make certain distributions, investments and other restricted payments; (iv) sell or otherwise dispose of certain assets; (v) engage in certain transactions with affiliates; and (vi) merge, consolidate, amalgamate or sell, transfer, lease or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to important exceptions and qualifications. In addition, many of these covenants will be suspended with respect to the Second Lien Notes during any time that the Second Lien Notes have investment grade ratings from at least two rating agencies and no default with respect to the Second Lien Notes has occurred and is continuing. As of December 31, 2024, we were in compliance in all material respects with our covenants under the Indenture.

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

As of December 31, 2024, we were in compliance in all material respects with our covenants under the Credit Agreement. We had no amounts outstanding under the Credit Agreement as of December 31, 2024.

Interest Expense

Interest expense totaled $84.8 million, $68.9 million and $45.3 million for the years ended December 31, 2024, 2023 and 2022 which was net of capitalized interest of $15.9 million, $5.6 million and $1.2 million, respectively, for capital projects.

Amortization of debt premium and issuance costs was $6.6 million, $5.0 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included within interest expense, net in the Consolidated Statements of Operations.

7.  SHAREHOLDERS' EQUITY

Activity in our various shareholders' equity accounts for the years ended December 31, 2024, 2023 and 2022 were as follows (in millions):

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings (Deficit)	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2021	75.0	$0.8	$1,083.0	$16.4	$(16.4)	$(9.1)	$—	$2.7
Net income	—	—	—	—	176.5	—	—	5.3
Share-based compensation cost	—	—	17.4	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.2	—	—	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	23.8	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(2.5)	—	—	—	—	—
BALANCE, December 31, 2022	75.2	$0.8	$1,097.9	$16.4	$160.1	$14.7	$—	$8.0
Net income	—	—	—	—	865.4	—	—	1.4
Share-based compensation cost	—	—	27.3		—	—	—	—
Shares issued under share-based compensation plans, net	0.2	—	—	—	—	—	—	—
Repurchase of Common Shares	—	—	—	—	—	—	(200.1)	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	10.8	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(5.4)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(0.3)	—	—
BALANCE, December 31, 2023	75.4	$0.8	$1,119.8	$16.4	$1,025.5	$25.2	$(200.1)	$9.4
Net income (loss)	—	—	—	—	373.4	—	—	(3.6)
Share-based compensation cost	—	—	27.7	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.8	—	—	—	—	—	—	—
Repurchase of Common Shares	—	—	—	—	—	—	(125.0)	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	10.9	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(29.9)	—	—	—	—	—
Purchase of noncontrolling ownership interest in a non-U.S. subsidiary (1)	—	—	4.1	—	—	—	—	(8.4)
Sale of noncontrolling ownership interest in a non-U.S. subsidiary (1)	—	—	(8.4)	—	—	—	—	8.4
Foreign currency translation adjustments	—	—	—	—	—	(1.9)	—	—
BALANCE, December 31, 2024	76.2	$0.8	$1,113.3	$16.4	$1,398.9	$34.2	$(325.1)	$5.8

(1)In 2024, the Company purchased the 51% noncontrolling interest related to a certain non-U.S. subsidiary and concurrently transferred the 51% noncontrolling interest to new partners. The net transactions did not result in a change to our ownership or controlling interest in the non-U.S. subsidiary.

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

The following table summarizes shares repurchase, aggregate cost (exclusive of fees) and the average per share price (in millions, except average per share price):

	Years Ended December 31,
	2024	2023
Shares repurchased (1)	2.2	3.0
Aggregate cost	$125.0	$200.0
Average price per share	$56.11	$66.77

(1)There were no share repurchases during the year ended December 31, 2022.

As of December 31, 2024, we had approximately $275.0 million available for share repurchases pursuant to the Share Repurchase Program.

8.  SHARE BASED COMPENSATION

Valaris Limited adopted the MIP as of April 30, 2021 and authorized and reserved 9.0 million Common Shares for issuance pursuant to equity incentive awards to be granted under the MIP, which may be in the form of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and cash awards or any combination thereof. As of December 31, 2024, there were 6.9 million shares available for issuance under the MIP.

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

Non-employee directors received a one-time grant of time-based restricted awards in 2021, which vested ratably over a three-year period from the date of grant. Additionally, non-employee directors receive an annual grant of time-based restricted awards which vest in full on the earlier of the first anniversary of the grant date or the next annual meeting of shareholders following the grant. Non-employee directors are permitted to elect to receive deferred share awards which can be settled and delivered on the six-month anniversary following the termination of the director's service or a specific pre-determined date.

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

Compensation expense for our time-based share awards is allocated to Contract drilling expense and General and administrative expense within our Consolidated Statement of Operations based on the award holder's employment function. The following table summarizes time-based share award compensation expense and the related income tax benefit recognized (in millions):

	Years Ended December 31,
	2024	2023	2022
Contract drilling	$8.8	$6.8	$3.9
General and administrative	8.7	9.0	6.8
	17.5	15.8	10.7
Tax benefit	(1.1)	(1.6)	(0.9)
Total	$16.4	$14.2	$9.8

As of December 31, 2024, there was $24.7 million of total estimated unrecognized compensation cost related to time-based share awards, which has a weighted-average remaining vesting period of 1.4 years.

The following table summarizes the value of time-based share awards granted and vested:

	Years Ended December 31,
	2024	2023	2022
Weighted-average grant date fair value of share awards granted during the period (per share)	$69.89	$63.22	$45.39
Total fair value of share awards vested during the period (in millions)	$30.0	$25.2	$12.8

The following table summarizes time-based share awards activity for the year ended December 31, 2024 (shares in thousands):

	Share Awards
	Awards	Weighted-Average Grant Date Fair Value
Share awards as of December 31, 2023	758	$45.29
Granted	312	$69.89
Vested	(408)	$39.88
Forfeited	(65)	$56.66
Share awards as of December 31, 2024	597	$60.58

Performance Awards

Under the Company's MIP, performance awards may be issued to our senior officers. Performance awards generally vest at the end of a three-year measurement period based on attainment of performance goals.

The performance awards granted in 2021 and 2022 were based on three performance goals and subject to achievement of those performance goals based on (a) designated share price hurdles whereby our closing stock price must equal or exceed certain market price targets for ninety consecutive trading days (the "Share Price Objective"); (b) relative return on capital employed ("ROCE") as compared to a specified peer group, all as defined in the award agreements (the "ROCE Objective"), and (c) specified strategic goals as established by the Compensation Committee of the board of directors (the "Strategic Goal Objective" and together with the ROCE Objective, the "Performance-Based Objectives"). These awards were paid in equity during 2024 following a three-year performance period and were subject to attainment of such objectives ranging from 0% to 150% of target performance under such objectives.

The performance awards granted in 2023 and 2024 include awards which are subject to the achievement of goals based on our absolute total shareholder return and our total shareholder return relative to a specified peer group (the "TSR Objectives" and together with the Share Price Objective, the "Market-Based Objectives"). These awards are payable in equity at a range from 0% to 200% of target performance following three-year performance periods. Also, in 2023, incremental awards based on the Strategic Goal Objective were granted.

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

The fair value of the performance awards is measured on the date of grant. The grant-date fair value per unit for the portion of the performance awards related to Performance-Based Objectives was equal to the closing price of the Company's stock on the grant date. The portion of these awards that were based on the Company's achievement of Market-based Objectives were valued at the date of grant using a Monte Carlo simulation with the following weighted average assumptions for the grants made in the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Expected price volatility	49%	60%	61%
Expected dividend yield	—	—	—
Risk-free interest rate	4.31%	4.32%	3.49%

The expected price volatility assumption is estimated using market data for certain peer companies during periods in which our own trading history is limited. As our trading history increases, it will bear greater weight in determining our expected price volatility assumption.

The weighted average grant-date fair value of performance awards granted during the years ended December 31, 2024, 2023 and 2022 was $63.05, $62.09 and $38.08, respectively.

The following table summarizes the performance award activity for the year ended December 31, 2024 (shares in thousands):

	Awards(2)	Weighted Average Grant Date Fair Value Price(2)
Balance as of December 31, 2023	894	$27.49
Granted - Market-Based Objectives(1)	173	$63.05

Vested - Market-Based Objectives	(557)	$17.72
Vested - Performance-Based Objectives	(234)	$38.54
Total Vested	(791)	$23.88

Forfeited - Performance-Based Objectives	(5)	$71.63

Balance as of December 31, 2024	271	$61.69

(1)The number of awards granted reflects the shares that would be granted if the target level of performance were to be achieved. The number of shares actually issued after considering forfeitures may range from zero to 381,000.

During the years ended December 31, 2024, 2023 and 2022, we recognized $10.6 million, $11.7 million and $6.7 million of compensation expense for performance awards, respectively, which was included in General and administrative expense in our Consolidated Statements of Operations.

As of December 31, 2024, there was $9.2 million of total estimated unrecognized compensation cost related to performance awards, which has a weighted-average remaining vesting period of 1.8 years.

9.  PENSION AND OTHER POST-RETIREMENT BENEFITS

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

The following table presents the changes in benefit obligations and plan assets for the years ended December 31, 2024 and 2023 and the funded status and weighted-average assumptions used to determine the benefit obligation at the measurement date (dollars in millions):

	Years Ended December 31,
	2024			2023
	Pension Benefits	Other Benefits	Total	Pension Benefits	Other Benefits	Total
Projected benefit obligation:
BALANCE at the beginning of the period	$606.5	$11.0	$617.5	$611.5	$11.6	$623.1
Interest cost	29.3	0.5	29.8	30.6	0.6	31.2
Actuarial loss (gain)	(22.1)	(0.7)	(22.8)	6.1	(0.4)	5.7
Benefits paid	(42.4)	(0.6)	(43.0)	(41.7)	(0.8)	(42.5)
BALANCE at the end of the period	$571.3	$10.2	$581.5	$606.5	$11.0	$617.5

Plan assets
Fair value, at the beginning of the period	$471.2	$—	$471.2	$458.5	$—	$458.5
Actual return	20.2	—	20.2	48.5	—	48.5
Employer contributions	20.9	—	20.9	5.9	—	5.9
Benefits paid	(42.4)	—	(42.4)	(41.7)	—	(41.7)
Fair value, at the end of the period	$469.9	$—	$469.9	$471.2	$—	$471.2
Net benefit liabilities	$101.4	$10.2	$111.6	$135.3	$11.0	$146.3

Amounts recognized in Consolidated Balance Sheet:
Accrued liabilities	$(4.1)	$(1.0)	$(5.1)	$(3.6)	$(1.1)	$(4.7)
Other liabilities (long-term)	(97.3)	(9.2)	(106.5)	(131.7)	(9.9)	(141.6)
Net benefit liabilities	$(101.4)	$(10.2)	$(111.6)	$(135.3)	$(11.0)	$(146.3)

Accumulated contributions less than net periodic benefit cost	$(129.5)	$(18.5)	$(148.0)	$(152.9)	$(18.9)	$(171.8)

Amounts not yet reflected in net periodic benefit cost:
Actuarial gain	28.3	8.3	36.6	17.8	7.9	25.7
Prior service cost	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Total accumulated other comprehensive income	$28.1	$8.3	$36.4	$17.6	$7.9	$25.5
Net benefit liabilities	$(101.4)	$(10.2)	$(111.6)	$(135.3)	$(11.0)	$(146.3)

Weighted-average assumptions:
Discount rate	5.54%	5.52%		4.97%	5.00%
Cash balance interest credit rate	3.26%	N/A		3.26%	N/A

The projected benefit obligations for pension benefits in the preceding table reflect the actuarial present value of benefits accrued based on services rendered to date assuming the actual or assumed expected date of separation for retirement.

The accumulated benefit obligation is equal to the projected benefit obligation at December 31, 2024 and 2023 as the pension and other post-retirement benefit plans were frozen in prior years.

The components of net periodic pension, retiree medical income and the weighted-average assumptions used to determine net periodic pension and retiree medical income were as follows (dollars in millions):

	Years Ended December 31,
	2024	2023	2022
Interest cost	$29.8	$31.2	$22.4
Expected return on plan assets	(31.6)	(31.4)	(38.3)
Amortization of net gain	(0.6)	(0.7)	(0.1)
Settlement gain recognized (1)	—	—	(0.4)
Net periodic pension and retiree medical income (2)	$(2.4)	$(0.9)	$(16.4)
Discount rate	4.97%	5.21%	2.73%
Expected return on assets	6.88%	7.10%	6.26%
Cash balance interest credit rate	3.26%	3.23%	3.05%

(1)    Settlement accounting is necessary when actual lump sums paid during a fiscal year exceed the sum of the service cost and interest cost for the year. During the year ended December 31, 2022, the settlement threshold was reached for certain of our pension plans and we recognized a corresponding settlement gain in our Consolidated Statements of Operations.

(2) All components of Net periodic pension and retiree medical income are included in Other, net, in our Consolidated Statements of Operations.

We currently expect to contribute approximately $16.2 million to our pension plans and to directly pay other post-retirement benefits of approximately $1.0 million in 2025. These amounts represent the minimum contributions we are required to make under relevant statutes. We do not expect to make contributions in excess of the minimum required amounts.

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

Target allocations among asset categories as of December 31, 2024, and the fair value of each category of plan assets as of December 31, 2024 and 2023, are presented below. The plans will reallocate assets in accordance with the allocation targets, after giving consideration to the expected level of cash required to pay current benefits and plan expenses (dollars in millions):

		December 31,
	Target range (1)	2024	2023
Equities:
U.S. equity:	21.7% to 27.7%
U.S. large cap		$93.3	$105.5
U.S. small/mid cap		24.6	28.7
Global Low Volatility Equity	4.2% to 10.2%	34.1	38.5
Non-U.S. equity:	18.1% to 24.1%
International all cap		42.7	51.3
International small cap		18.9	23.1
Emerging markets		34.1	39.3
Real estate equities	4% to 10%	36.5	40.4
Fixed income:	35% to 45%
Long-term corporate bonds		102.8	46.6
U.S. Treasury STRIPS		76.7	93.0
Cash and equivalents	$0 - $5.0	6.2	4.8
Total		$469.9	$471.2

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

Assets in the U.S. equities category include investments in common and preferred stocks (and equivalents such as American Depository Receipts and convertible bonds) and may be held through separate accounts, commingled funds or an institutional mutual fund. Assets in the global low volatility equities include investments in a broad range of developed market global equity securities and may be held through a commingled or institutional mutual fund. Assets in the international equities category include investments in a broad range of international equity securities, including both developed and emerging markets, and may be held through a commingled or institutional mutual fund. The real estate category includes investments in pooled and commingled funds whose objectives are diversified equity investments in income-producing properties. Each real estate fund is intended to provide broad exposure to the real estate market by property type, geographic location and size and may invest internationally. Additionally, this category includes real estate investment trusts, which are represented in the Dow Jones US Select REIT Index. Securities in the fixed income categories include U.S. government, corporate, mortgage- and asset-backed securities and Yankee bonds and should be rated investment grade or above. Investments in this category should have an average investment rating of “A” or better.

To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plan's other asset classes and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the plan, which decreased to 6.44% at December 31, 2024 from 6.88% at December 31, 2023.

Estimated future annual benefit payments from plan assets are presented below. Such amounts are based on existing benefit formulas and include the effect of future service (in millions):

	Pension Benefits	Other Post-Retirement Benefits
Years ended December 31,
2025	$43.3	$1.0
2026	41.0	0.9
2027	40.7	0.9
2028	40.4	0.8
2029	40.2	0.8
2030 through 2034	192.6	3.6
Savings Plans
We have savings plans, (the "Savings Plan", the "Limited Retirement Plan", the "Multinational Savings Plan"), which cover eligible employees as defined within each plan. The Savings Plan includes a 401(k) savings plan feature, which allows eligible employees to make tax-deferred contributions to the plans. The Limited Retirement Plan allows eligible employees in the United Kingdom (the "U.K.") to make tax-deferred contributions to the plan. Contributions made to the Multinational Savings Plan may or may not qualify for tax deferral based on each plan participant's local tax requirements.

Employee contributions are matched up to a maximum of 5%. The following table summarizes the employer matching contributions for each plan (in millions):

	Years Ended December 31,
	2024	2023	2022
Savings Plan	$9.2	$8.0	$4.7
Limited Retirement Plan	3.8	3.2	2.2
Multinational Savings Plan	2.6	2.0	1.2
Total matching contributions	$15.6	$13.2	$8.1

Effective January 1, 2025, the employer contributions increased whereby employee contributions are now matched up to a maximum of 6%.

10.  INCOME TAXES

We generated profits of $49.8 million, $30.7 million and $39.7 million before income taxes in the U.S. for the years ended December 31, 2024, 2023 and 2022, respectively. We generated profits of $320.4 million, $53.5 million and $185.2 million before income taxes in non-U.S. jurisdictions for the years ended December 31, 2024, 2023 and 2022, respectively.

The components of our provision for income taxes are summarized as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Current income tax expense (benefit):
U.S.	$11.5	$(30.3)	$12.4
Non-U.S.	(16.9)	34.1	22.8
	(5.4)	3.8	35.2
Deferred income tax expense (benefit):
U.S.	(4.4)	1.9	8.5
Non-U.S.	10.2	(788.3)	(0.6)
	5.8	(786.4)	7.9
Total income tax expense (benefit)	$0.4	$(782.6)	$43.1

Deferred Taxes

The components of deferred income tax assets and liabilities are summarized as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$3,071.8	$3,308.9
Property and equipment	1,555.4	1,535.1
Interest limitation carryforwards	126.0	123.4
Foreign tax credits	16.4	44.7
Employee benefits, including share-based compensation	36.6	41.6
Premiums on long-term debt	4.0	6.0
Other	17.9	14.4
Valuation allowance	(3,971.3)	(4,192.4)
Total deferred tax assets	856.8	881.7
Deferred tax liabilities	(26.7)	(26.8)
Net deferred tax asset	$830.1	$854.9

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

As of December 31, 2024, we had gross deferred tax assets of $3.1 billion relating to $13.5 billion of net operating loss ("NOL") carryforwards, $16.4 million of U.S. foreign tax credits (“FTCs”) and $126.0 million of interest limitation carryforwards, primarily related to the U.S., Luxembourg and the U.K., which can be used to reduce our income taxes payable in future years. NOL carryforwards, which were generated in various jurisdictions worldwide, include $13.1 billion that do not expire and $0.4 billion that will expire, if not utilized, between 2025 and 2034. Deferred tax assets for NOL carryforwards as of December 31, 2024 include $2.2 billion, $612.4 million, $78.0 million, $42.6 million and $39.8 million pertaining to NOL carryforwards in Luxembourg, the U.S., the U.K., Bermuda and Switzerland, respectively. The U.S. FTCs expire in 2025. Interest limitation carryforwards generally do not expire. Additionally, as a result of our emergence from bankruptcy, the utilization of certain U.S. deferred tax assets including, but not limited to, NOL carryforwards, FTCs, and interest limitation carryforwards is limited to $0.5 million annually.

We had a $4.0 billion and a $4.2 billion valuation allowance as of December 31, 2024 and 2023, respectively, on deferred tax assets relating to those assets for which we are not more likely than not to realize due to the inability to generate sufficient taxable income in the period prior to expiration and/or of the character necessary to use the benefit of the deferred tax assets. During the years ended December 31, 2024, 2023 and 2022, we recognized a deferred tax benefit of $8.5 million, a deferred tax benefit of $802.9 million and a deferred tax expense of $1.5 million, respectively, associated with changes in deferred tax asset valuation allowances. The deferred tax benefit in 2023 primarily related to a $799.5 million reduction of our valuation allowance due to changes in the balance of relevant positive and negative evidence considered when assessing the realization of our deferred tax assets in certain operating jurisdictions. After considering the balance of evidence, which included historical financial results, projected earnings, contract backlog, day rates and market outlook, we determined that sufficient positive evidence existed to conclude that this portion of the valuation allowance on deferred tax assets was no longer needed. We intend to continue maintaining a valuation allowance on a substantial portion of our deferred tax assets until there is sufficient evidence to support a reversal of such allowances. The timing and amount of future valuation allowance reductions are subject to future levels of contracting and profitability achieved.

Effective Tax Rate

Valaris Limited is domiciled and a resident for tax purposes in Bermuda. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-Bermuda subsidiaries is not subject to Bermuda taxation.

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

Our consolidated effective income tax rate for the years ended December 31, 2024, 2023 and 2022, respectively, differs from the Bermuda statutory income tax rates as follows:

	Years Ended December 31,
	2024	2023	2022
Bermuda statutory income tax rate	—%	—%	—%
Non-Bermuda taxes	25.6	74.0	22.8
Valuation allowance	(2.3)	(953.6)	0.6
Resolution of prior year items	(23.2)	(49.9)	(7.0)
Other	—	—	2.8
Effective income tax rate	0.1%	(929.5)%	19.2%

Our 2024 consolidated effective income tax rate includes discrete tax benefit of $85.8 million, primarily attributable to change in liabilities for unrecognized tax benefits associated with tax positions taken in prior years.

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

Excluding the impact of the aforementioned discrete tax items, our consolidated effective income rates for the years ended December 31, 2024, 2023 and 2022 were 21.8%, (872.3)% and 73.6%, respectively. The changes in our consolidated effective income tax rate excluding discrete tax items during the three-year period result primarily from changes in the relative components of our earnings from the various taxing jurisdictions in which our drilling rigs are operated and/or owned and differences in tax rates in such taxing jurisdictions.

Unrecognized Tax Benefits

Our tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information.

As of December 31, 2024, we had $93.5 million of unrecognized tax benefits, of which $82.8 million was included in Other liabilities on our Consolidated Balance Sheet, and $10.7 million, which is associated with tax positions taken in tax years with NOL carryforwards, was presented as a reduction of deferred tax assets.

As of December 31, 2023, we had $201.4 million of unrecognized tax benefits, of which $171.7 million was included in Other liabilities on our Consolidated Balance Sheet, $29.7 million, which is associated with tax positions taken in tax years with NOL carryforwards, was presented as a reduction of deferred tax assets.

If recognized, $82.8 million of the $93.5 million unrecognized tax benefits as of December 31, 2024 would impact our consolidated effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 (in millions) were as follows:

	Years Ended December 31,
	2024	2023	2022
Balance, beginning of period	$201.4	$217.6	$235.1
Settlements with taxing authorities	(103.5)	(41.8)	(16.5)
Impact of foreign currency exchange rates	(7.9)	0.6	(9.7)
Increases as a result of tax positions taken during prior years	4.1	88.6	3.0
Increases as a result of tax positions taken during the current year	2.7	13.4	11.2
Lapse of applicable statutes of limitations	(1.9)	(73.6)	(4.5)
Decreases as a result of tax positions taken during prior years	(1.4)	(3.4)	(1.0)
Balance, end of period	$93.5	$201.4	$217.6

Accrued interest and penalties totaled $45.5 million and $52.3 million as of December 31, 2024 and 2023, respectively, and were included in Other liabilities on our Consolidated Balance Sheets. We recognized a net benefit of $8.0 million, $35.4 million and $12.5 million associated with interest and penalties during the years ended December 31, 2024, 2023 and 2022, respectively. Interest and penalties are included in Current income tax expense in our Consolidated Statements of Operations.

Three of our subsidiaries file or previously filed U.S. tax returns and the tax returns of one or more of these subsidiaries is under exam for tax years 2014 and subsequent years. None of these examinations are expected to have a significant impact on the Company's consolidated results of operations and cash flows. Tax years as early as 2005 remain subject to examination in the other major tax jurisdictions in which we operated.

Statutes of limitations applicable to certain of our tax positions lapsed during the years ended December 31, 2024, 2023 and 2022, resulting in net income tax benefits, inclusive of interest and penalties, of $2.7 million, $77.3 million and $4.5 million, respectively.

Absent the commencement of examinations by tax authorities, statutes of limitations applicable to certain of our tax positions will lapse during 2025, but we do not expect these to have a material impact to our unrecognized tax benefits or effective income tax rate.

Tax Assessments

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR117.0 million (approximately $26.0 million converted at current period-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount. In order to further contest the assessment, we agreed to a seven-month payment plan which commenced in August 2024. As of December 31, 2024, we had made payments of approximately $18.0 million, which are included within Other assets in the Consolidated Balance Sheets, and had approximately $8.0 million of remaining payments. We have not recorded a liability for uncertain tax positions as of December 31, 2024 related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and we will vigorously contest this assessment.

In December 2023, one of our Luxembourg subsidiaries received tax assessments for fiscal years 2019, 2020, 2021 and 2023. In February 2024, the Luxembourg tax authorities rescinded the portion of the assessment relating to 2023, resulting in a revised aggregate tax assessment of approximately €60.0 million (approximately $65.0 million converted at then-current exchange rates). We recorded a liability for uncertain tax positions for this amount during the fourth quarter of 2023 and contested the validity and amount of the assessments. In April 2024, we received a favorable decision from the Luxembourg tax authorities stating that the assessments for the 2019-2021 tax years are not enforceable. As a result, we reversed the uncertain tax position liability for the previously issued assessments and recognized a tax benefit of approximately $65.0 million in our Consolidated Statements of Operations for the year ended December 31, 2024.

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million (approximately $63.0 million converted at current period-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29.0 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. In December 2024, we reached a settlement agreement with the Australian tax authorities for A$4.0 million (approximately $2.0 million at current period-end exchange rates). As a result, we expect to receive a refund of A$38.0 million (approximately $24.0 million at current period-end exchange rates) in the first half of 2025. Accordingly, we released approximately $18.0 million of the uncertain tax position liability previously recognized and recognized a corresponding tax benefit in our Consolidated Statements of Operations for these assessments in the fourth quarter of 2024.

Undistributed Earnings

Dividend income received by Valaris Limited from its subsidiaries is exempt from Bermuda taxation. We do not provide deferred taxes on undistributed earnings of certain subsidiaries because our policy and intention is to reinvest such earnings indefinitely. As of December 31, 2024, the aggregate undistributed earnings of the subsidiaries for which we maintain a policy and intention to reinvest earnings indefinitely totaled $271.9 million. Should we make a distribution from these subsidiaries in the form of dividends or otherwise, we would be subject to additional income taxes. The unrecognized deferred tax liability related to these undistributed earnings was not practicable to estimate as of December 31, 2024.

Tax Legislation

The Organization for Economic Co-operation and Development issued Pillar Two rules introducing a new global minimum tax of 15% applied on a country-by-country basis effective on January 1, 2024. Certain jurisdictions have enacted new tax laws to align with the recommendations under Pillar Two while other jurisdictions have proposed or are actively considering changes to existing tax laws based on the new rules. The impact of the Pillar Two model rules which have been enacted to date was not significant to our consolidated financial statements for the year ended December 31, 2024.

Additionally, Bermuda enacted the Corporate Income Tax Act 2023 on December 27, 2023 (the “CIT Act”) which stipulates a tax on 15% of the net income of certain Bermuda constituent entities (as determined in accordance with the CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). No tax is chargeable under the CIT Act until tax years starting on or after January 1, 2025. Deferred taxes of $27.5 million with an offsetting valuation allowance of $27.5 million were established as of December 31, 2023, upon enactment.

While we are still closely monitoring developments of these rules and evaluating the potential impact on future periods, we do not expect they will have a significant impact on our financial results in the near term.

11.  COMMITMENTS AND CONTINGENCIES

ARO Newbuild Funding Obligations

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash on hand and from ARO's operations and/or funds available from third-party financing. The first newbuild jackup, Kingdom 1, was delivered and commenced operations in 2023, and the second newbuild jackup, Kingdom 2, was delivered and commenced operations in 2024.

In January 2020, ARO paid 25% of the purchase price from cash on hand for each of the two newbuilds, and in October 2023, entered into a $359.0 million term loan to finance the remaining newbuild payments due upon delivery and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. The term loan bears interest based on the three-month SOFR plus a margin ranging from 1.25% to 1.4%. Additionally, in the second quarter of 2024, ARO entered into a revolving credit facility which provides for borrowings of up to $100.0 million. At December 31, 2024, there was $10.0 million outstanding under this facility. Our Notes Receivable from ARO are subordinated and junior in right of payment to both ARO’s term loan and credit facility.

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

Letters of Credit

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of December 31, 2024 totaled $27.0 million and are issued under facilities provided by various banks and other financial institutions, but none were issued under the Credit Agreement. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of December 31, 2024, we had collateral deposits in the amount of $10.8 million with respect to these agreements.

Patent Litigation

In December 2022, a subsidiary of Transocean Ltd. commenced an arbitration proceeding against us alleging breach of a license agreement related to certain dual-activity drilling patents. We believe this claim is without merit, and we are defending ourselves vigorously against this claim.

In the fourth quarter of 2024, we attempted to reach an agreement that would have resolved the litigation efficiently and resulted in additional commercial concessions. In accordance with GAAP requirements, we accrued $25.0 million in Accrued liabilities and other within our Consolidated Balance Sheet as of December 31, 2024 related to these efforts, however, we were unable to reach an agreement. The amount of any loss ultimately incurred in relation to this claim may be higher or lower than the amount accrued.

Brazil Administrative Proceeding

In July 2023, we received notice of an administrative proceeding initiated against us in Brazil. Specifically, the Federal Court of Accounts ("TCU") is seeking from us, Samsung Heavy Industries (“SHI”) and others, on a joint and several basis, a total of approximately BRL 601.0 million (approximately $97.0 million at the current year-end exchange rates) in damages that TCU asserts arose from the overbilling to Petrobras in 2015 in relation to the drilling services agreement with Petrobras for VALARIS DS-5 (the “DSA”). As fully disclosed in our prior periodic reports, the DSA was previously the subject of (1) investigations by the SEC and the U.S Department of Justice, each of which closed their investigation of us in 2018 without any enforcement action, (2) an arbitration proceeding against SHI in which we prevailed, resulting in SHI making a $200.0 million cash payment to us in December 2019, and (3) a settlement with Petrobras normalizing our business relations in August 2018. We plan to vigorously defend ourselves against the allegations made by the TCU. We are unable to estimate our potential exposure, if any, at this time. In May 2024, the Brazilian prosecutor issued an opinion recommending that the TCU close this matter against us. While this matter is still pending, we believe the likelihood of loss is remote.

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

12.  LEASES

We have operating leases for office space, facilities, equipment, employee housing and certain rig berthing facilities. For all asset classes, except office space, we account for the lease component and the non-lease component as a single lease component. Short-term leases with a term of one year or less are not recorded in the Consolidated Balance Sheet. Our leases have remaining lease terms of less than one month to seven years, some of which include options to extend. The lease term used for calculating our right-of-use assets and lease liabilities is determined by considering the non-cancelable lease term, as well as any extension options that we are reasonably certain to exercise. Our right-of-use assets, current lease liabilities, and long-term lease liabilities are included within Other assets, Accrued liabilities and other, and Other liabilities, respectively, in the Consolidated Balance Sheets.

We evaluate the carrying value of our right-of-use assets on a periodic basis to identify events or changes in circumstances, such as lease abandonment, which indicate that the carrying value of such right-of-use assets may be impaired.

The components of lease expense are as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Long-term operating lease cost	$35.4	$24.6	$13.4
Short-term operating lease cost	17.6	13.2	15.2
Variable lease cost (1)	9.8	11.3	1.0
Total operating lease cost	$62.8	$49.1	$29.6
(1)Variable lease costs are excluded from the measurement of right-of-use assets and lease liabilities and consist primarily of variable fees related to offshore equipment rentals.

Supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	December 31,
	2024	2023
Operating lease right-of-use assets	$84.5	$74.6

Current lease liability	$28.0	$27.2
Long-term lease liability	56.9	48.9
Total operating lease liabilities	$84.9	$76.1

Weighted-average remaining lease term (in years)	3.2	3.6

Weighted-average discount rate (1)	7.75%	8.21%
(1)Represents our estimated incremental borrowing cost on a secured basis for similar terms as the underlying leases.

Supplemental cash flow information related to our operating leases is as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
ROU assets obtained in exchange for operating lease liabilities	$39.4	$80.3	$14.7

Cash paid for amounts included in the measurement of our operating lease liabilities	$34.9	$26.2	$14.0

Maturities of lease liabilities as of December 31, 2024 were as follows (in millions):

2025	$32.7
2026	31.3
2027	20.9
2028	5.4
2029	3.1
Thereafter	3.0
Total lease payments	$96.4
Less imputed interest	(11.5)
Total	$84.9

13.  SEGMENT INFORMATION

Our business consists of four operating segments, which have been determined based on the asset type and specifications and services we provide. These operating segments are: Floaters, Jackups, ARO and Other. These operating segments are Floaters, Jackups, ARO and Other. The Floaters segment consists of our drillships and semisubmersible rigs, which can generally drill in water depths up to 12,000 feet and 8,500, respectively. Floaters are generally considered to be more advanced, typically earn higher day rates and require a larger crew compliment to operate. The Jackups segment consists of our jackup rigs, which generally operate in water depths of 400 feet or less. As Jackups have a simpler design and operate in shallow waters, they typically earn lower day rates and require a smaller crew to operate. The ARO segment consists of the full operations of ARO, which operates jackup drilling rigs in Saudi Arabia for Saudi Aramco. The Other segment consists of management services on rigs owned by third parties and the activities associated with our arrangements with ARO under the Lease Agreements.

Each of the reporting segments earn revenues through drilling contracts, in which we provide a drilling rig and/or drilling services, inclusive of rig crews, on a day rate basis. Floaters, Jackups and ARO are also reportable segments.

Our chief operating decision maker (“CODM”) is the executive management committee, which is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Commercial Officer, General Counsel & Secretary, Chief Human Resources Officer, Vice President – Strategy and Sustainability and Vice President – Operational Integrity. The CODM assesses segment performance based on their review of the operating income (loss) of each segment, which measures profitability after deducting normal operating costs. Components within operating income (loss), such as revenues and contract drilling expense, are used to monitor actual performance against budget and monthly forecasted results for each segment. Further, the CODM utilizes revenue to derive a segment’s asset utilization, average daily revenue and revenue efficiency. Using these metrics, the CODM can identify potentially underperforming segments and develop strategies to increase profits or reduce costs, make investment decisions and allocate resources as needed. The disaggregated segment information, as presented in the tables below, aligns with the segment level information that is regularly provided to the CODM.

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

During the fourth quarter of 2024, we adopted Update 2023-07 (see "Note 1 Description of the Business and Summary of Significant Accounting Policies" for further discussion on Update 2023-07). In connection with this, we have updated our segment disclosure presentation for the year ended December 31, 2024, to break out Reimbursable revenues and Reimbursable expenses from Revenues and Contract drilling expense, respectively, and have retrospectively applied the changes to the periods ended December 31, 2023 and 2022.

Segment information for the years ended December 31, 2024, 2023 and 2022 are presented below (in millions).

Year Ended December 31, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$1,382.8	$686.5	$512.5	$142.6	$(512.5)	$2,211.9
Reimbursable revenues	57.9	68.4	—	24.4	—	150.7
Total operating revenues	1,440.7	754.9	512.5	167.0	(512.5)	2,362.6
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	930.3	477.1	367.7	63.6	(220.2)	1,618.5
Reimbursable expenses	54.9	64.3	—	23.2	—	142.4
Total contract drilling (exclusive of depreciation)	985.2	541.4	367.7	86.8	(220.2)	1,760.9
Loss on impairment	—	—	28.4	—	(28.4)	—
Depreciation	58.1	45.0	89.2	9.5	(79.7)	122.1
General and administrative	—	—	23.7	—	92.6	116.3
Equity in losses of ARO	—	—	—	—	(11.0)	(11.0)
Operating income	$397.4	$168.5	$3.5	$70.7	$(287.8)	$352.3
Property and equipment, net	$1,174.2	$575.3	$1,253.1	$132.8	$(1,202.5)	$1,932.9
Capital expenditures	$239.7	$213.1	$285.0	$—	$(282.7)	$455.1

Year Ended December 31, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$902.8	$620.6	$496.6	$152.6	$(496.6)	$1,676.0
Reimbursable revenues	45.9	39.0	—	23.3	—	108.2
Total operating revenues	948.7	659.6	496.6	175.9	(496.6)	1,784.2
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	768.4	480.4	365.9	52.6	(226.9)	1,440.4
Reimbursable expenses	43.6	37.0	—	22.6	—	103.2
Total contract drilling (exclusive of depreciation)	812.0	517.4	365.9	75.2	(226.9)	1,543.6
Depreciation	55.8	40.0	65.9	5.0	(65.6)	101.1
General and administrative	—	—	22.2	—	77.1	99.3
Equity in earnings of ARO	—	—	—	—	13.3	13.3
Operating income	$80.9	$102.2	$42.6	$95.7	$(267.9)	$53.5
Property and equipment, net	$1,035.5	$480.8	$1,036.6	$52.1	$(971.2)	$1,633.8
Capital expenditures	$562.0	$132.3	$300.8	$—	$(299.0)	$696.1

Year Ended December 31, 2022

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$649.3	$713.4	$459.5	$134.6	$(459.5)	$1,497.3
Reimbursable revenues	51.2	30.8	—	23.2	—	105.2
Total operating revenues	700.5	744.2	459.5	157.8	(459.5)	1,602.5
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	598.3	509.4	341.8	54.1	(219.9)	1,283.7
Reimbursable expenses	47.7	29.5	—	22.3	—	99.5
Total contract drilling (exclusive of depreciation)	646.0	538.9	341.8	76.4	(219.9)	1,383.2
Loss on impairment	34.5	—	—	—	—	34.5
Depreciation	50.0	36.1	63.4	4.6	(62.9)	91.2
General and administrative	—	—	18.7	—	62.2	80.9
Equity in earnings of ARO	—	—	—	—	24.5	24.5
Operating income (loss)	$(30.0)	$169.2	$35.6	$76.8	$(214.4)	$37.2
Property and equipment, net	$487.5	$391.7	$775.6	$56.8	$(734.4)	$977.2
Capital expenditures	$152.9	$53.5	$103.7	$—	$(103.1)	$207.0

Information about Geographic Areas

As of December 31, 2024, our Floaters segment consisted of 13 drillships, four dynamically positioned semisubmersible rigs and one moored semisubmersible rig deployed in various locations. Our Jackups segment consisted of 28 jackup rigs which were deployed in various locations and our Other segment consisted of seven jackup rigs which are leased to our 50/50 unconsolidated joint venture with Saudi Aramco. As of December 31, 2024, the geographic distribution of our and ARO's drilling rigs was as follows:

As of December 31, 2024, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
Middle East & Africa	3	6	7	16	9
North & South America	9	7	—	16	—
Europe	4	11	—	15	—
Asia & Pacific Rim	2	4	—	6	—
Total	18	28	7	53	9

We provide management services in the U.S. Gulf of Mexico on two rigs owned by a third party not included in the table above.

ARO ordered one newbuild jackup, Kingdom 3, during the fourth quarter of 2024, which is under construction in the Middle East and is not included in the table above.

Information by country for those countries that account for more than 10% of our long-lived assets was as follows (in millions):

	Long-lived Assets
	December 31,
	2024	2023
Spain	$484.8	$438.9
Brazil	413.9	374.5
United States	314.3	206.5
United Kingdom	290.4	277.8
Other countries(1)	514.0	410.7
Total	$2,017.4	$1,708.4

(1)Other countries includes countries where individually we had long-lived assets representing less than 10% of total long-lived assets.

For purposes of our geographic disclosures above, we attribute assets to the geographic location of the drilling rig or operating lease, in the case of our right-of-use assets, as of the end of the applicable year.

14.  SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	December 31,
	2024	2023
Trade	$502.4	$375.2
Income tax receivables	76.2	83.2
Other	9.2	16.2
	587.8	474.6
Allowance for doubtful accounts	(16.6)	(15.3)
	$571.2	$459.3

Other current assets consisted of the following (in millions):

	December 31,
	2024	2023
Prepaid taxes	$48.5	$49.1
Deferred costs	38.6	75.3
Prepaid expenses	13.0	23.6
Other	26.9	29.2
	$127.0	$177.2

Accrued liabilities and other consisted of the following (in millions):

	December 31,
	2024	2023
Personnel costs	$89.2	$76.6
Current contract liabilities (deferred revenues)	87.2	116.2
Income and other taxes payable	57.2	52.9
Accrued claims	39.5	20.4
Lease liabilities	28.0	27.2
Accrued interest	15.3	15.4
Other	34.6	35.5
	$351.0	$344.2

Other liabilities consisted of the following (in millions):

	December 31, 2024	December 31, 2023
Unrecognized tax benefits (inclusive of interest and penalties)	$128.3	$224.0
Pension and other post-retirement benefits	106.5	141.6
Noncurrent contract liabilities (deferred revenues)	71.4	37.6
Lease liabilities	56.9	48.9
Other	20.1	19.6
	$383.2	$471.7

Consolidated Statements of Operations Information

Repair and maintenance expense related to continuing operations was as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Repair and maintenance expense	$239.6	$203.3	$175.2

Other, net, consisted of the following (in millions):

	Years Ended December 31,
	2024	2023	2022
Net foreign currency exchange gains (losses)	$13.8	$(3.5)	$12.2
Net periodic pension and retiree medical income	2.4	0.9	16.4
Net gain (loss) on sale of property	(0.2)	28.6	141.2
Loss on extinguishment of debt	—	(29.2)	—
Other income (expense)	0.6	1.4	(2.3)
	$16.6	$(1.8)	$167.5

Consolidated Statements of Cash Flows Information

Our restricted cash consists primarily of $10.8 million and $12.6 million of collateral on letters of credit as of December 31, 2024 and 2023, respectively. See "Note 11 - Commitments and Contingencies" for more information regarding our letters of credit.

Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities was as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
(Increase) decrease in accounts receivable	$(64.9)	$44.9	$(6.9)
(Increase) decrease in other assets	22.4	(5.9)	0.5
Increase (decrease) in liabilities	(91.7)	82.8	(0.2)
	$(134.2)	$121.8	$(6.6)

Additional cash flow information was as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Cash paid for interest and taxes
Interest paid, net of amounts capitalized	$78.3	$32.3	$44.2
Income taxes paid (refunded), net	$55.6	$(8.3)	$5.6

Non-cash investing activities
Accruals for capital expenditures as of period end (1)	$36.2	$71.5	$22.1
(1)Accruals for capital expenditures were excluded from investing activities in our Consolidated Statements of Cash Flows.

We received U.S. income tax refunds totaling $35.9 million in 2024 primarily related to an Internal Revenue Service examination of one of our subsidiaries' 2009-2012 tax returns.

We received an income tax refund of $45.9 million in 2023 related to the U.S. Coronavirus Aid, Relief, and Economic Security Act.

During the years ended December 31, 2024, 2023 and 2022, the capitalized interest totaled $15.9 million, $5.6 million and $1.2 million, respectively.

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

Customer Concentration - Consolidated revenues with customers that individually contributed 10% or more of revenue in the years ended December 31, 2024, 2023 and 2022 were as follows:

Year Ended December 31, 2024

	Floaters	Jackups	Other	Total
BP plc ("BP")	9%	3%	5%	17%
Other customers (1)	52%	29%	2%	83%
	61%	32%	7%	100%

Year Ended December 31, 2023

	Floaters	Jackups	Other	Total
BP	—%	5%	6%	11%
Other customers (1)	53%	32%	4%	89%
	53%	37%	10%	100%

Year Ended December 31, 2022

	Floaters	Jackups	Other	Total
BP	6%	3%	6%	15%
Other customers (1)	38%	43%	4%	85%
	44%	46%	10%	100%
(1)Other customers includes customers that individually contributed to less than 10% of our total revenues.

Geographic Concentration - For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues for locations that individually had 10% or more of revenue were as follows (in millions):

Year Ended December 31, 2024

	Floaters	Jackups	Other	Total
Brazil	$497.9	$—	$—	$497.9
United Kingdom	—	375.2	—	375.2
U.S. Gulf of Mexico	245.4	10.3	111.7	367.4
Australia	172.1	104.3	—	276.4
Angola	196.7	—	—	196.7
Other countries (1)	328.6	265.1	55.3	649.0
	$1,440.7	$754.9	$167.0	$2,362.6

Year Ended December 31, 2023

	Floaters	Jackups	Other	Total
U.S. Gulf of Mexico	$220.9	$27.2	$104.7	$352.8
United Kingdom	—	267.2	—	267.2
Angola	210.9	—	—	210.9
Brazil	195.0	—	—	195.0
Australia	157.0	29.9	—	186.9
Other countries (1)	164.9	335.3	71.2	571.4
	$948.7	$659.6	$175.9	$1,784.2

Year Ended December 31, 2022

	Floaters	Jackups	Other	Total
U.S. Gulf of Mexico	$230.9	$21.3	$99.0	$351.2
United Kingdom	—	264.5	—	264.5
Australia	113.0	30.0	—	143.0
Brazil	111.5	—	—	111.5
Angola	78.5	—	—	78.5
Other countries (1)	166.6	428.4	58.8	653.8
	$700.5	$744.2	$157.8	$1,602.5
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

Changes in Internal Controls – There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See "Item 8. Financial Statements and Supplementary Data" for Management's Report on Internal Control Over Financial Reporting.

Item 9B.  Other Information

         During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

   Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, corporate governance matters, committees of the board of directors and Section 16(a) of the Exchange Act is contained in our Proxy Statement for the Annual General Meeting of Shareholders ("Proxy Statement") to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2024 and incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information
The following table summarizes certain information related to our compensation plans under which our shares are authorized for issuance as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)(1)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders (2)	868,284	—	6,857,784
Total	868,284	$—	6,857,784

(1)Restricted share units do not have an exercise price and, thus, are not reflected in this column.
(2)The number of awards granted for performance awards reflect the shares that would be issued if the target level of performance were to be achieved.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(1) Index to Financial Statements

(2) Financial Statement Schedules

All required schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

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

+10.25	Valaris Cash Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report filed on Form 10-Q on July 30, 2020, File No. 1-8097)
+10.26	Valaris Limited 2021 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 30, 2021, File No. 1-8097).
+10.27	Form of PSU Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 2, 2021, File No. 1-8097).

Exhibit Number	Exhibit
+10.28	Form of Deferred RSU Award Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 2, 2021, File No. 1-8097).
+10.29	Form of Director RSU Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 2, 2021, File No. 1-8097).
+10.30
Form of Change in Control Severance Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 28, 2016, File No. 1-8097).

10.31
Equity Registration Rights Agreement, dated as of April 30, 2021, by and among Valaris Limited and the holders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 30, 2021, File No. 1-8097).

10.32
Support Agreement, dated as of December 9, 2021, among Valaris Limited, Famatown Financial Limited and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2021, File No. 1-8097).

10.33
Amendment No. 1 to Support Agreement dated as of January 25, 2023, among Valaris Limited, Famatown Financial Limited and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2023, File No. 1-8097).

+10.34
Amended and Restated Valaris Executive Severance Plan, dated as of April 14, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2022, File No. 1-8097).

+10.35
Employment Agreement, effective as of December 8, 2021, by and between Anton Dibowitz, Ensco Corporate Resources LLC and Valaris Limited (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2022, File No. 001-08097).

+10.36
Employment Agreement, commencing as of September 24, 2022, by and between Ensco Services Limited and Matthew Lyne (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 1, 2022, File No. 1-8097).

+10.37
Form of Indemnification Agreement, by and between Valaris and its officers and directors (incorporated by reference to Exhibit 10.37 to the Registrant's Amendment No. 1 to its Registration Statement on Form S-1 filed on June 14, 2021, File No. 001-08097).

+10.38	2023 Form of PSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2023, File No. 001-8097).
+10.39	2023 Form of RSU Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2023, File No. 001-8097).
+10.40	2024 Form of PSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2024, File No. 001-08097).
+10.41
2024 Non-Employee Director Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2024, File No. 001-08097).

10.42
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

10.43
Collateral Trust Agreement, dated April 19, 2023, by and among Valaris Limited, Valaris Finance Company LLC, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filled on April 19, 2023, File No, 1-8097).

*19.1	Valaris Securities Trading Policy
*21.1	Subsidiaries of the Registrant
*23.1	Consent of Independent Registered Public Accounting Firm.
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

Exhibit Number	Exhibit
**32.1	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*97.1	Valaris Limited Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report filed on Form 10-K on February 22, 2024).
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (included with Exhibit 101 attachments).
* ** +	Filed herewith. Furnished herewith. Management contracts or compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

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

Item 16.  Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 20, 2025.

Valaris Limited (Registrant)
By /s/ ANTON DIBOWITZ Anton Dibowitz Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ ANTON DIBOWITZ Anton Dibowitz	Director, President and Chief Executive Officer (principal executive officer)	February 20, 2025

/s/ CHRISTOPHER T. WEBER Christopher T. Weber	Senior Vice President and Chief Financial Officer (principal financial officer)	February 20, 2025

/s/ MELISSA BARRON Melissa Barron	Controller (principal accounting officer)	February 20, 2025

/s/ ELIZABETH D. LEYKUM Elizabeth D. Leykum	Chair of the Board	February 20, 2025

/s/ DICK FAGERSTAL Dick Fagerstal	Director	February 20, 2025

/s/ JOSEPH GOLDSCHMID Joseph Goldschmid	Director	February 20, 2025

/s/ CATHERINE HUGHES Catherine Hughes	Director	February 20, 2025

/s/ KRISTIAN JOHANSEN Kristian Johansen	Director	February 20, 2025