Form 10-Q
period 2025-03-31
Valaris Ltd
filed 2025-05-01
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

As of April 24, 2025, there were 71,069,040 Common Shares of the registrant outstanding.

VALARIS LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

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
•changes in worldwide rig supply and demand, competition or technology;
•general economic and business conditions, including recessions, inflation, volatility affecting the financial markets and banking system, changing tariff policies, trade disputes and adverse changes in the level of international trade activity;
•requirements to make significant expenditures in connection with customer drilling requirements, joint ventures, rig reactivations and to comply with governing laws or regulations in the regions we operate;
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
•compliance with our debt agreements and debt restrictions that may limit our liquidity and flexibility;

•our ability to obtain financing, service our debt, fund capital expenditures and pursue other business opportunities;
•risks inherent to drilling rig repairs, modifications, upgrades or reactivations, unexpected delays in equipment delivery, engineering, design or commissioning issues following delivery, or changes in commencement, completion or service dates;
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
•disputes over production levels among members of the Organization of Petroleum Exporting Countries and other oil and gas producing nations (“OPEC+”), which could result in increased supply and/or volatility in prices for oil and natural gas that could affect the markets for our services;
•our ability to enter into, and the terms of, future drilling contracts for rigs currently idled and for rigs whose contracts are expiring;
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
In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report, and "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2024, which is available on the U.S. Securities and Exchange Commission website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING REVENUES
Revenues (exclusive of reimbursable revenues)	$577.8	$491.2
Reimbursable revenues	42.9	33.8
Total operating revenues	620.7	525.0
OPERATING EXPENSES
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	374.0	412.5
Reimbursable expenses	41.0	32.3
Total contract drilling expenses (exclusive of depreciation)	415.0	444.8
Loss on impairment	7.8	—
Depreciation	33.1	26.8
General and administrative	24.4	26.5
Total operating expenses	480.3	498.1
EQUITY IN EARNINGS OF ARO	2.6	2.4
OPERATING INCOME	143.0	29.3
OTHER INCOME (EXPENSE)
Interest income	14.4	21.0
Interest expense, net	(24.3)	(17.7)
Other, net	21.2	5.8
Total other income	11.3	9.1
INCOME BEFORE INCOME TAXES	154.3	38.4
PROVISION FOR INCOME TAXES
Current income tax expense	23.7	10.9
Deferred income tax expense	169.8	2.0
Total provision for income taxes	193.5	12.9
NET INCOME (LOSS)	(39.2)	25.5
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1.3	—
NET INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(37.9)	$25.5
EARNINGS (LOSS) PER SHARE
Basic	$(0.53)	$0.35
Diluted	$(0.53)	$0.35
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	71.0	72.4
Diluted	71.0	73.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
NET INCOME (LOSS)	$(39.2)	$25.5
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic pension benefit	(0.2)	(0.2)
Foreign currency translation adjustments	1.3	0.1
NET OTHER COMPREHENSIVE INCOME (LOSS)	1.1	(0.1)
COMPREHENSIVE INCOME (LOSS)	(38.1)	25.4
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1.3	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO VALARIS	$(36.8)	$25.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$441.4	$368.2
Restricted cash	12.3	12.3
Accounts receivable, net	557.7	571.2
Assets held for sale	7.0	—
Other current assets	139.4	127.0
Total current assets	1,157.8	1,078.7
PROPERTY AND EQUIPMENT, AT COST	2,381.6	2,309.4
Less accumulated depreciation	404.5	376.5
Property and equipment, net	1,977.1	1,932.9
LONG-TERM NOTES RECEIVABLE FROM ARO	302.3	296.2
INVESTMENT IN ARO	116.0	113.4
DEFERRED TAX ASSETS	679.0	849.5
OTHER ASSETS	154.6	149.1
Total assets	$4,386.8	$4,419.8
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$329.3	$328.5
Accrued liabilities and other	365.3	351.0
Total current liabilities	694.6	679.5
LONG-TERM DEBT	1,083.5	1,082.7
DEFERRED TAX LIABILITIES	29.4	30.1
OTHER LIABILITIES	367.8	383.2
Total liabilities	2,175.3	2,175.5
COMMITMENTS AND CONTINGENCIES (Note 11)
VALARIS SHAREHOLDERS' EQUITY
Common Shares, $0.01 par value, 700.0 shares authorized, 76.3 and 76.2 shares issued, 71.1 and 71.0 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	0.8	0.8
Preference shares, $0.01 par value, 150.0 shares authorized, no shares issued as of March 31, 2025 and December 31, 2024	—	—
Stock warrants	16.4	16.4
Additional paid-in capital	1,118.6	1,113.3
Retained earnings	1,361.0	1,398.9
Accumulated other comprehensive income	35.3	34.2
Treasury shares, at cost, 5.2 shares as of March 31, 2025 and December 31, 2024	(325.1)	(325.1)
Total Valaris shareholders' equity	2,207.0	2,238.5
NONCONTROLLING INTERESTS	4.5	5.8
Total shareholders' equity	2,211.5	2,244.3
Total liabilities and shareholders' equity	$4,386.8	$4,419.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$(39.2)	$25.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense	169.8	2.0
Depreciation expense	33.1	26.8
Net (gain) loss on sale of property	(27.1)	0.1
Loss on impairment	7.8	—
Accretion of discount on the Notes Receivable from ARO	(6.1)	(7.0)
Share-based compensation expense	5.6	8.0
Equity in earnings of ARO	(2.6)	(2.4)
Changes in contract liabilities	(17.8)	(7.0)
Changes in deferred costs	(0.2)	2.2
Other	2.3	1.8
Changes in operating assets and liabilities	35.3	(21.3)
Contributions to pension plans and other post-retirement benefits	(5.0)	(2.4)
Net cash provided by operating activities	155.9	26.3
INVESTING ACTIVITIES
Additions to property and equipment	(100.2)	(151.3)
Proceeds from disposition of assets	17.8	—
Net cash used in investing activities	(82.4)	(151.3)
FINANCING ACTIVITIES
Other	(0.3)	(1.6)
Net cash used in financing activities	(0.3)	(1.6)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	73.2	(126.6)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	380.5	635.7
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$453.7	$509.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Valaris Limited and its subsidiaries (the "Company," "Valaris," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2024 Condensed Consolidated Balance Sheet data was derived from our 2024 audited consolidated financial statements but does not include all disclosures required by GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025, or for any future period. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025 (our "Annual Report").

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

Improvements to Income Tax Disclosures - In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("Update 2023-09"), which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in Update 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. Update 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied on a prospective basis, with an option to apply the guidance retrospectively. We will adopt Update 2023-09 in the period required and while the adoption will result in expansion of our income tax disclosures, we do not expect it will impact the recognition or measurement of income taxes within our condensed consolidated financial statements.

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

The remaining duration of our drilling contracts based on those in place as of March 31, 2025 was between approximately 1 month and 5 years.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	March 31, 2025	December 31, 2024
Current contract assets	$1.5	$1.3
Noncurrent contract assets	$5.6	$5.5
Current contract liabilities (deferred revenue)	$78.0	$87.2
Noncurrent contract liabilities (deferred revenue)	$61.2	$71.4

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2024	$6.8	$158.6
Revenue recognized in advance of right to bill customer	0.4	—
Increase due to revenue deferred during the period	—	16.9
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(31.9)
Decrease due to amortization of deferred revenue added during the period	—	(0.2)
Decrease due to transfer to receivables and payables during the period	(0.1)	(4.2)
Balance as of March 31, 2025	$7.1	$139.2

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Deferred contract costs are included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $49.5 million and $47.4 million as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, amortization of such costs totaled $12.8 million and $23.4 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $11.0 million and $12.9 million as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, amortization of such costs totaled $2.2 million and $3.1 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

The table below reflects the expected future amortization of our contract liabilities and deferred costs recorded as of March 31, 2025. In the case of our contract liabilities related to our bareboat charter arrangements with ARO, the contract liability is not amortized and as such, the amount is reflected in the table below at the end of the current lease term. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

	(In millions)
	Remaining 2025	2026	2027	2028 and Thereafter	Total
Amortization of contract liabilities	$63.1	$51.7	$17.5	$6.9	$139.2
Amortization of deferred costs	$31.5	$24.9	$4.1	$—	$60.5

Note 3 -Equity Method Investment in ARO

Background

ARO is a 50/50 unconsolidated joint venture between the Company and Saudi Aramco that owns and operates jackup drilling rigs in Saudi Arabia. As of March 31, 2025, ARO owned nine jackup rigs, had ordered one newbuild jackup rig and leased seven rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO.

The shareholder agreement governing the joint venture (the "Shareholder Agreement") specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The first two newbuild jackups, Kingdom 1 and Kingdom 2, were ordered in January 2020 and commenced operations in the fourth quarter of 2023 and the third quarter of 2024, respectively. In October 2024, ARO ordered the third newbuild jackup, Kingdom 3, and is expected to commit to order one additional newbuild jackup in the near term. In connection with these plans, we have a potential obligation to fund ARO for newbuild jackup rigs. See "Note 11 - Contingencies" for additional information.

Equity in Earnings of ARO

We account for our interest in ARO using the equity method of accounting and only recognize our portion of ARO's net income (loss), adjusted for basis differences as discussed below, in Equity in earnings of ARO in our Condensed Consolidated Statements of Operations.

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

Basis differences are amortized over the remaining life of the assets or liabilities to which they relate and are recognized as an adjustment to the Equity in earnings of ARO in our Condensed Consolidated Statements of Operations. The amortization of those basis differences is combined with our 50% interest in ARO's net loss. A reconciliation of those components is presented below (in millions):

	Three Months Ended March 31,
	2025	2024
50% interest in ARO net loss	$(0.5)	$(0.8)
Amortization of basis differences	3.1	3.2
Equity in earnings of ARO	$2.6	$2.4

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements are included within Operating revenues in our Condensed Consolidated Statements of Operations and were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Revenues from Lease Agreements	$13.5	$19.0

Our balances related to the ARO lease agreements were as follows (in millions):

	March 31, 2025	December 31, 2024
Amounts receivable (1)	$12.8	$16.5
Contract liabilities (2)	$13.3	$14.1
Accounts payable (2)	$48.4	$43.1

(1)Amounts receivable from ARO are included in Accounts receivable, net in our Condensed Consolidated Balance Sheets.
(2)The per day bareboat charter amount in the Lease Agreements is subject to adjustment based on actual performance of the respective rig and therefore, the corresponding contract liabilities are subject to adjustment during the lease term. Upon completion of the lease term, such amounts become a payable to or a receivable from ARO.

During 2017 and 2018, the Company contributed assets to ARO in exchange for a 10-year shareholder notes receivable due from ARO (the "Notes Receivable from ARO"), which bear interest based on a one-year term SOFR, set as of the end of the year prior to the applicable year, plus 2.10%. The Notes Receivable from ARO were adjusted to their estimated fair value in fresh start accounting in 2021 and the resulting discount to the principal amount is being amortized using the effective interest method to interest income over the remaining terms of the notes.

The principal amount and discount of the Notes Receivable from ARO were as follows (in millions):

	March 31, 2025	December 31, 2024
Principal amount	$376.6	$376.6
Discount	(74.3)	(80.4)
Carrying value	$302.3	$296.2

Interest receivable (1)(2)	$4.0	$—

(1)Our interest receivable from ARO is included in Accounts receivable, net in our Condensed Consolidated Balance Sheets.
(2)The 2024 interest on the Notes Receivable from ARO of approximately $24.6 million was paid in kind in December 2024 by increasing the principal balance of the Notes Receivable from ARO.

Interest income earned on the Notes Receivable from ARO was as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Interest income	$4.0	$7.0
Non-cash amortization (1)	6.1	7.0
Total interest income on the Notes Receivable from ARO	$10.1	$14.0

(1)Represents the amortization of the discount on the Notes Receivable from ARO using the effective interest method to interest income over the term of the notes.

Note 4 -Fair Value Measurements

The carrying values and estimated fair values of certain of our financial instruments were as follows (in millions):

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2030 Second Lien Notes (1)	$1,083.5	$1,100.9	$1,082.7	$1,112.7
Notes Receivable from ARO (2)	$302.3	$379.2	$296.2	$378.3

(1)The estimated fair value of the 2030 Second Lien Notes (as defined in "Note 8 - Debt") was determined using quoted market prices, which are level 1 inputs.
(2)The estimated fair value of the Notes Receivable from ARO was estimated using an income approach to value the forecasted cash flows attributed to the Notes Receivable from ARO using a discount rate based on a comparable yield with a country-specific risk premium, which are considered to be level 2 inputs.

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of March 31, 2025 and December 31, 2024.

Note 5 -Property and Equipment

Property and equipment consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Drilling rigs and equipment	$1,761.8	$1,660.9
Work-in-progress	579.3	607.6
Other	40.5	40.9
Total property and equipment, at cost	$2,381.6	$2,309.4

From time to time we may opportunistically sell assets to enhance shareholder value. Additionally, we may consider retiring assets that no longer meet our standards for economic returns. Gains and losses recognized on sale of assets are recognized in Other, net on the Condensed Consolidated Statements of Operations.

Assets Sold

Sale of VALARIS 75

In the first quarter of 2025, VALARIS 75, a rig within our Jackups segment which had an immaterial net book value, was sold resulting in a pre-tax gain on sale of approximately $23.0 million. Of the proceeds, $14.0 million was collected upon closing, with the remaining $10.0 million to be received in equal installments on the first and second anniversaries of the closing.

Sale of Angola Office Building

In the first quarter of 2025, we sold an office building in Angola for cash proceeds of $5.2 million, resulting in a pre-tax gain of approximately $4.0 million. Of the proceeds, approximately $2.5 million was collected during the fourth quarter of 2024 and $2.7 million was collected during the first quarter of 2025.

Assets Held for Sale

In the first quarter of 2025, we approved a plan to retire three semisubmersible rigs within our Floaters segment, VALARIS DPS-3, VALARIS DPS-5 and VALARIS DPS-6 (collectively, the "Retired Semis"). The Retired Semis were reclassified from Property and equipment, net to Assets held for sale on our Condensed Consolidated Balance Sheets during the first quarter of 2025 and subsequently sold for recycling and removed from service in April 2025 for total cash proceeds of $10.0 million.

In connection with the held-for-sale classification of the Retired Semis, during the first quarter of 2025, we recognized a loss on impairment of $7.8 million, which represents the amount of carrying value that exceeded the disposal group's aggregate fair value less costs to sell. We estimated the fair value using a market approach based on the preliminary sale agreement for the Retired Semis, which is considered a Level 3 input due to the level of estimation involved since the sale had not yet been completed at the time of our analysis.

Note 6 -Pension and Other Post-retirement Benefits

We have defined-benefit pension plans and retiree medical plans that provide post-retirement health and life insurance benefits.

The components of net periodic pension and retiree medical (income) loss were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Interest cost	$7.6	$7.4
Expected return on plan assets	(7.2)	(7.9)
Amortization of net gain	(0.2)	(0.2)
Net periodic pension and retiree medical (income) loss (1)	$0.2	$(0.7)

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

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Income (loss) attributable to our shares	$(37.9)	$25.5
Weighted average shares outstanding:
Basic	71.0	72.4
Effect of stock equivalents	—	1.2
Diluted	71.0	73.6

Due to the net loss position for the three months ended March 31, 2025, our potentially dilutive share awards were not included in the computation of diluted EPS, as the effect of including these shares in the calculation would have been anti-dilutive. Anti-dilutive share awards totaling 612,000 were excluded from the computation of diluted EPS for the three months ended March 31, 2025.

Anti-dilutive share awards totaling 75,000 were excluded from the computation of diluted EPS for the three months ended March 31, 2024.

We had 5,470,905 warrants outstanding (the "Warrants") as of March 31, 2025 to purchase common shares of Valaris Limited (the "Common Shares"), which are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant and expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders. These warrants are anti-dilutive for all periods presented.

Note 8 -Debt

2030 Second Lien Notes

In April 2023, the Company and Valaris Finance Company LLC (“Valaris Finance”), a wholly-owned subsidiary, issued and sold, at par, $700.0 million aggregate principal amount of Second Lien Notes (the "Initial Second Lien Notes"). In August 2023, the Company and Valaris Finance issued, at 100.75% of par, an additional $400.0 million aggregate principal amount of Second Lien Notes (the "Additional Notes"). The Initial Second Lien Notes and the Additional Notes form a single series and are collectively referred to as the "2030 Second Lien Notes."

The 2030 Second Lien Notes were issued under the Indenture, dated as of April 19, 2023 (the "Indenture"), and will mature on April 30, 2030. The 2030 Second Lien Notes bear an interest rate of 8.375% per annum and interest is payable semi-annually in arrears on April 30 and October 30 of each year. The 2030 Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain subsidiaries of the Company.

As of March 31, 2025, we were in compliance in all material respects with our covenants under the Indenture.

2028 Credit Agreement

In April 2023, the Company entered into a senior secured revolving credit agreement (the “2028 Credit Agreement”) which provides for commitments permitting borrowings of up to $375.0 million. These borrowings may be increased, subject to the agreement of lenders to provide such additional commitments and the satisfaction of certain conditions, by an additional $200.0 million pursuant to the terms of the 2028 Credit Agreement, and includes a $150.0 million sublimit for the issuance of letters of credit. Valaris Finance and certain other subsidiaries of the Company guarantee the Company's obligations under the 2028 Credit Agreement, and the lenders have a first priority lien on the assets securing the 2028 Credit Agreement. The 2028 Credit Agreement is scheduled to mature on April 3, 2028.

Amounts borrowed under the 2028 Credit Agreement are subject to an interest rate per annum equal to, at our option, either (a) a base rate determined as the greatest of (i) a prime rate, (ii) the federal funds rate plus 0.5% and (iii) Term SOFR (as defined in the 2028 Credit Agreement) for a one month interest period plus 1.1% (such base rate to be subject to a 1% floor) or (b) Term SOFR plus 0.10% (subject to a 0% floor), plus, in each case of clauses (a) and (b) above, an applicable margin ranging from 1.50% to 3.00% and 2.50% to 4.00%, respectively, based on the credit ratings that are one notch higher than the corporate family ratings provided by Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) with respect to Valaris Limited.

Additionally, we are required to pay a quarterly commitment fee to the lenders under the 2028 Credit Agreement with respect to the average daily unutilized commitments thereunder at a rate ranging from 0.375% to 0.75% depending on the credit ratings that are one notch higher than the corporate family ratings provided by S&P and Moody’s with respect to Valaris Limited. With respect to each letter of credit issued pursuant to the 2028 Credit Agreement, we are required to pay a letter of credit fee equal to the applicable margin in effect for Term SOFR loans and a fronting fee in an amount to be mutually agreed between us and the issuer of such letter of credit.

As of March 31, 2025, we were in compliance in all material respects with our covenants under the 2028 Credit Agreement. We had no amounts outstanding under the 2028 Credit Agreement as of March 31, 2025.

Note 9 -Shareholders' Equity

Activity in our various shareholders' equity accounts for the three months ended March 31, 2025 and 2024 were as follows (in millions):

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2024	76.2	$0.8	$1,113.3	$16.4	$1,398.9	$34.2	$(325.1)	$5.8
Net loss	—	—	—	—	(37.9)	—	—	(1.3)
Share-based compensation cost	—	—	5.6	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.1	—	—	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.3)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	1.3	—	—
BALANCE, March 31, 2025	76.3	$0.8	$1,118.6	$16.4	$1,361.0	$35.3	$(325.1)	$4.5

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2023	75.4	$0.8	$1,119.8	$16.4	$1,025.5	$25.2	$(200.1)	$9.4
Net income	—	—	—	—	25.5	—	—	—
Share-based compensation cost	—	—	8.0	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.1)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	0.1	—	—
BALANCE, March 31, 2024	75.4	$0.8	$1,127.7	$16.4	$1,051.0	$25.1	$(200.1)	$9.4

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

There were no share repurchases during each of the three months ended March 31, 2025 and 2024. As of March 31, 2025, we had approximately $275.0 million available for share repurchases pursuant to the Share Repurchase Program.

Note 10 -Income Taxes

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. In recent years, we determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method did not provide a reliable estimate of income taxes and we began using a discrete effective tax rate method to calculate income taxes. We continued to utilize this methodology through 2024. During the first quarter of 2025, we reassessed our use of the discrete effective tax rate method and determined that we had sustained a reasonable period of meaningful pre-tax income to be able to more reliably estimate annualized pre-tax income or loss for the purposes of calculating the interim income tax provision. Accordingly, beginning with the three months ended March 31, 2025, we resumed calculating our tax provision by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items.

During the three months ended March 31, 2025, we recognized $168.8 million of deferred tax expense from the establishment of a valuation allowance on deferred tax assets resulting from a change in estimated future taxable income in a certain operating jurisdiction in connection with the retirement of the Retired Semis. We intend to maintain this valuation allowance until there is sufficient evidence to support a reversal of the allowance. The timing and amount of future valuation allowance reductions are subject to future levels of contracting and profitability achieved or by the expiration of the related deferred tax assets. See "Note 5 - Property and Equipment" for further disclosure regarding the Retired Semis.

The consolidated effective tax rate for the three months ended March 31, 2025, excluding the impact of discrete tax items which primarily comprised the establishment of the valuation allowance described above, was 15.1%.

Discrete income tax benefit for the three months ended March 31, 2024 was $6.6 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, partially offset by the resolution of prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense for the three months ended March 31, 2024 was $19.5 million.

Luxembourg Tax Assessments

In December 2023, one of the Company’s Luxembourg subsidiaries received tax assessments for fiscal years 2019, 2020, 2021 and 2023. In February 2024, the Luxembourg tax authorities rescinded the portion of the assessment relating to 2023, resulting in a revised aggregate tax assessment of approximately €60.0 million (approximately $65.0 million converted at then-current exchange rates). We recorded a liability for uncertain tax positions for this amount during the fourth quarter of 2023 and contested the validity and amount of the assessments. In April 2024, we received a favorable decision from the Luxembourg tax authorities stating that the assessments for the 2019-2021 tax years are not enforceable. As a result, we reversed the uncertain tax position liability for the previously issued assessments and recognized a tax benefit of approximately $65.0 million in 2024.

Malaysia Tax Assessment

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR117.0 million (approximately $26.0 million converted at current period-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount. In order to further contest the assessment, we agreed to a seven-month payment plan which commenced in August 2024. As of March 31, 2025, all payments under the seven-month payment plan have been made and are included within Other assets in the Condensed Consolidated Balance Sheets. We have not recorded a liability for uncertain tax positions as of March 31, 2025, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and will vigorously contest this assessment.

Australian Tax Assessment

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million (approximately $63.0 million converted at current quarter-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29.0 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. In December 2024, we reached a settlement agreement with the Australian tax authorities for A$4.0 million (approximately $2.0 million at then-current exchange rates). Accordingly, we released approximately $18.0 million of the uncertain tax position liability previously recognized and recognized a corresponding tax benefit in our Condensed Consolidated Statements of Operations for these assessments in the fourth quarter of 2024. We no longer had a liability for unrecognized tax benefits relating to these assessments as of December 31, 2024. During the three months ended March 31, 2025, we received refunds (including interest) totaling A$42.0 million (approximately $26.0 million at current-period exchange rates).

Note 11 -Contingencies

ARO Newbuild Funding Obligations

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash on hand and from ARO's operations and/or funds available from third-party financing. The first two newbuild jackups, Kingdom 1 and Kingdom 2, were delivered and commenced operations in 2023 and 2024, respectively. In October 2024, ARO ordered the third newbuild jackup, Kingdom 3, for a purchase price of approximately $300.0 million, and paid the 25% down payment from cash on hand. The final payment will be due upon delivery of the rig.

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

Letters of Credit

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of March 31, 2025 totaled $28.3 million and are issued under facilities provided by various banks and other financial institutions, but none were issued under the 2028 Credit Agreement. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of March 31, 2025, we had collateral deposits in the amount of $10.7 million with respect to these agreements.

Patent Litigation

In December 2022, a subsidiary of Transocean Ltd. commenced an arbitration proceeding against us alleging breach of a license agreement related to certain dual-activity drilling patents. We believe this claim is without merit, and we are defending ourselves vigorously against this claim. The arbitration hearings concluded in March 2025, and we expect the arbitration tribunal to render a decision in the second quarter of 2025.

In the fourth quarter of 2024, we attempted to reach an agreement that would have resolved the litigation efficiently and resulted in additional commercial concessions. In accordance with GAAP requirements, we accrued $25.0 million in 2024, which is included within Accrued liabilities and other on our Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, related to these efforts; however, we were unable to reach an agreement. The amount of any loss ultimately incurred in relation to this claim may be higher or lower than the amount accrued.

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

Our chief operating decision maker ("CODM") assesses segment performance based on their review of the operating income (loss) of each segment, which measures profitability after deducting normal operating costs. Components within operating income (loss), such as revenues and contract drilling expense, are used to monitor actual performance against budget and monthly forecasted results for each segment. Further, the CODM utilizes revenue to derive a segment’s asset utilization, average daily revenue and revenue efficiency. Using these metrics, the CODM can identify potentially underperforming segments and develop strategies to increase profits or reduce costs, make investment decisions and allocate resources as needed. The disaggregated segment information, as presented in the tables below, aligns with the segment level information that is regularly provided to the CODM.

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

Segment information for the three months ended March 31, 2025 and 2024, respectively, are presented below (in millions):
Three Months Ended March 31, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$356.0	$185.9	$134.7	$35.9	$(134.7)	$577.8
Reimbursable revenues	8.9	27.7	—	6.3	—	42.9
Total operating revenues	364.9	213.6	134.7	42.2	(134.7)	620.7
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	204.0	116.7	85.6	16.0	(48.3)	374.0
Reimbursable expenses	8.3	26.4	—	6.3	—	41.0
Total contract drilling (exclusive of depreciation)	212.3	143.1	85.6	22.3	(48.3)	415.0
Loss on impairment	7.8	—	—	—	—	7.8
Depreciation	14.2	12.7	29.5	2.8	(26.1)	33.1
General and administrative	—	—	6.3	—	18.1	24.4
Equity in earnings of ARO	—	—	—	—	2.6	2.6
Operating income	$130.6	$57.8	$13.3	$17.1	$(75.8)	$143.0
Property and equipment, net	$1,162.3	$625.5	$1,227.8	$131.6	$(1,170.1)	$1,977.1
Capital expenditures	$27.0	$70.2	$8.0	$—	$(5.0)	$100.2

Three Months Ended March 31, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues) (1)	$309.8	$139.3	$138.3	$42.1	$(138.3)	$491.2
Reimbursable revenues (1)	14.6	13.0	—	6.2	—	33.8
Total operating revenues (1)	324.4	152.3	138.3	48.3	(138.3)	525.0
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses) (1)	239.6	121.6	98.3	16.0	(63.0)	412.5
Reimbursable expenses (1)	13.8	12.3	—	6.2	—	32.3
Total contract drilling (exclusive of depreciation) (1)	253.4	133.9	98.3	22.2	(63.0)	444.8
Depreciation	13.2	10.4	19.0	1.3	(17.1)	26.8
General and administrative	—	—	5.8	—	20.7	26.5
Equity in earnings of ARO	—	—	—	—	2.4	2.4
Operating income	$57.8	$8.0	$15.2	$24.8	$(76.5)	$29.3
Property and equipment, net	$1,080.6	$493.8	$1,050.1	$86.5	$(978.7)	$1,732.3
Capital expenditures	$94.8	$56.3	$29.7	$—	$(29.5)	$151.3
(1)We have adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures beginning with the 2024 Annual Report. In connection with this, we updated our segment disclosure presentation for the three months ended March 31, 2024, to break out Reimbursable revenues and Reimbursable expenses from Revenues and Contract drilling expense, respectively. The disaggregation of these line items is presentational only and there were no impacts to the overall Total operating revenues or Total contract drilling expense (exclusive of depreciation) line items.

Information about Geographic Areas

As of March 31, 2025, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
Europe	6	11	—	17	—
Middle East & Africa	1	7	7	15	9
North & South America	6	5	—	11	—
Asia & Pacific Rim	2	4	—	6	—
Held for sale (1)	3	—	—	3	—
Total	18	27	7	52	9
(1)Represents the Retired Semis, which were classified as held for sale as of March 31, 2025. See "Note 5 - Property and Equipment" for more information regarding the Retired Semis.

We provide management services in the U.S. Gulf of Mexico on two rigs owned by a third party not included in the table above.

ARO ordered one newbuild jackup, Kingdom 3, which is under construction in the Middle East and is not included in the table above.

Note 13 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Trade	$503.8	$502.4
Income tax receivables	50.8	76.2
Other	19.7	9.2
	574.3	587.8
Allowance for doubtful accounts	(16.6)	(16.6)
	$557.7	$571.2

Other current assets consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Prepaid taxes	$55.8	$48.5
Deferred costs	38.6	38.6
Prepaid expenses	16.0	13.0
Other	29.0	26.9
	$139.4	$127.0

Accrued liabilities and other consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Income and other taxes payable	$81.3	$57.2
Current contract liabilities (deferred revenues)	78.0	87.2
Personnel costs	71.0	89.2
Accrued claims	39.3	39.5
Accrued interest	38.4	15.3
Lease liabilities	27.3	28.0
Other	30.0	34.6
	$365.3	$351.0

Other liabilities consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Unrecognized tax benefits (inclusive of interest and penalties)	$129.7	$128.3
Pension and other post-retirement benefits	103.7	106.5
Noncurrent contract liabilities (deferred revenues)	61.2	71.4
Lease liabilities	51.9	56.9
Other	21.3	20.1
	$367.8	$383.2

Condensed Consolidated Statements of Operations Information

Other, net consisted of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Net gain (loss) on sale of property	$27.1	$(0.1)
Net foreign currency exchange gains (losses)	(5.2)	5.4
Net periodic pension and retiree medical income (loss)	(0.2)	0.7
Other expense	(0.5)	(0.2)
	$21.2	$5.8

Condensed Consolidated Statement of Cash Flows Information

Our restricted cash consists primarily of $10.7 million and $10.8 million of collateral on letters of credit at March 31, 2025 and December 31, 2024, respectively. See "Note 11 - Contingencies" for more information regarding our letters of credit.

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

Customer Concentration - Consolidated revenues with customers that individually contributed 10% or more of revenue in either of the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Petróleo Brasileiro S.A.	13%	—%	—%	13%	9%	—%	—%	9%
BP plc	5%	3%	4%	12%	6%	4%	6%	16%
Eni S.p.A	—%	10%	—%	10%	2%	5%	—%	7%
Equinor ASA	7%	—%	—%	7%	11%	—%	—%	11%
Other customers (1)	34%	21%	3%	58%	34%	20%	3%	57%
	59%	34%	7%	100%	62%	29%	9%	100%

(1)Other customers includes customers that individually contributed to less than 10% of our total revenues.

Geographic Concentration - For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues for locations that individually had 10% or more of revenue were as follows (in millions):

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Brazil	$164.0	$—	$—	$164.0	$131.1	$—	$—	$131.1
United Kingdom	—	100.7	—	100.7	—	72.2	—	72.2
U.S. Gulf of Mexico	65.4	—	28.0	93.4	56.8	9.4	28.5	94.7
Australia	39.6	45.5	—	85.1	43.0	4.7	—	47.7
Other countries (1)	95.9	67.4	14.2	177.5	93.5	66.0	19.8	179.3
	$364.9	$213.6	$42.2	$620.7	$324.4	$152.3	$48.3	$525.0

(1)Other countries includes locations that individually contributed to less than 10% of our total revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto included in "Item 1. Financial Statements" and with our annual report on Form 10-K for the year ended December 31, 2024. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. We own the world's largest offshore drilling rig fleet, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet. As of May 1, 2025, we own 49 rigs, including 13 drillships, one dynamically positioned semisubmersible rigs, one moored semisubmersible rig, 34 jackup rigs and a 50% equity interest in ARO, our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional nine rigs.

Our Industry

Demand for offshore drilling is impacted by fundamental supply and demand dynamics for hydrocarbons. In recent weeks, the macroeconomic outlook has become more uncertain, with fears that increased tariffs on trade and corresponding increased supply chain costs could lead to a slowdown in global economic growth and a reduction in demand for hydrocarbons. At the same time, OPEC+ has announced a larger-than-expected reversal of oil production cuts, which could increase global crude oil supply. As a result, Brent crude oil prices have declined into the $60-$70 range per barrel. While near-term Brent crude oil prices have been volatile in recent weeks, longer-dated Brent crude oil prices have remained relatively stable, with the five-year forward price above $65 per barrel, a level at which nearly 90% of undeveloped offshore reserves are expected to be profitable based on Rystad Energy estimates. However, if oil prices continue to decline, demand and pricing for our services could also decline and have a material adverse effect on our operations and financial condition.

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

Rig attrition in the industry over the last decade, particularly for floaters, has resulted in a smaller global fleet of rigs that is available to meet customer demand. While demand for offshore drilling services has declined since early 2024, offshore production, particularly deepwater, is expected to play an important role in providing secure, reliable and affordable energy to meet the world’s energy needs.

Inflationary pressures have continued, resulting in increased personnel costs as well as in the prices of goods and services required to operate our rigs or execute capital projects. Additionally, the weakening of the U.S. dollar against foreign currencies may increase costs in certain foreign jurisdictions in which we operate. We expect that our costs will continue to rise in the near term, particularly given the potential impact of increased tariffs on global trade, and although certain of our long-term contracts contain provisions for escalating costs, we cannot predict with certainty our ability to successfully claim recoveries of higher costs from our customers under these contractual stipulations.

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

The ARO backlog presented below is 100% of ARO's backlog and is inclusive of backlog on both ARO owned rigs and rigs leased from us. As an unconsolidated 50/50 joint venture, when ARO realizes revenue from its backlog, 50% of the earnings thereon would be reflected in our results in Equity in earnings of ARO in our Condensed Consolidated Statements of Operations. The earnings from ARO backlog with respect to rigs leased from us will be net of, among other things, payments to us under bareboat charters for those rigs. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

The following table summarizes our and 100% of ARO's contract backlog of business as of April 30, 2025 and February 18, 2025 (in millions):

	April 30, 2025	February 18, 2025
Floaters (1)	$2,170.9	$2,024.0
Jackups (2)	1,409.9	1,313.0
Other (3)	656.8	271.5
Total	$4,237.6	$3,608.5
ARO (4)	$2,495.3	$1,422.9

(1)The increase for Floaters is primarily due to a two-year contract award for VALARIS DS-10 offshore West Africa and a six-month contract extension for VALARIS DS-9 offshore Angola, which resulted in incremental aggregate backlog of approximately $391.0 million, partially offset by revenues realized.

(2)The increase for Jackups is primarily due to a 545-day contract award for VALARIS 117 offshore Trinidad, a two-year contract award for VALARIS 248 in our North Sea operating region and a 180-day contract extension for VALARIS 107 offshore Australia, which resulted in incremental aggregate backlog of approximately $200.0 million, partially offset by revenues realized.

(3)Other includes the backlog for our managed rig services and the bareboat charter backlog for the jackup rigs leased to ARO in order for ARO to fulfill certain of its drilling contracts with Saudi Aramco. The increase in Other is primarily due to five-year contract extensions for leased rigs VALARIS 116, VALARIS 140, VALARIS 141, VALARIS 146 and VALARIS 250, which resulted in incremental aggregate backlog of approximately $407.0 million, partially offset by revenues realized.

(4)The increase for ARO is primarily due to five-year contract extensions for VALARIS 116, VALARIS 140, VALARIS 141, VALARIS 146 and VALARIS 250, which resulted in incremental aggregate backlog of approximately $1.2 billion, partially offset by revenues realized.

BUSINESS ENVIRONMENT

Floaters

After several years of increasing global floater utilization and day rates, the pace of contracting began to slow in mid-2024 with customer demand for 2024 and 2025 being deferred to future periods. As a consequence, we have seen a decline in the number of contracted benign environment floaters from a recent peak of 128 in April 2024 to 118 at March 31, 2025, representing 84% utilization of the global marketed fleet, which has put some pressure on day rates in the near term. While the outlook for our sector has become more uncertain since the announced increased tariffs on trade and the recent OPEC+ announcement to increase oil production, we are still in active discussions with customers on various opportunities with anticipated contract commencements in mid-2026 and beyond for our floater fleet.

From a supply perspective, as of March 31, 2025, there were 159 benign environment floaters in the global fleet. Since the beginning of 2025, there have been six benign environment floaters retired, including three Valaris rigs, and we could see further rigs removed from the global floater fleet in response to the recent decline in global utilization. Also, given the expected high construction cost and lack of shipyard capacity, we do not believe that market conditions are supportive of floater newbuild construction for the foreseeable future.

Jackups
Global jackup utilization and day rates increased for several years but started to moderate following Saudi Arabia's announcement in early 2024 that they plan to maintain maximum sustainable capacity at 12 million barrels per day. Since this announcement, Saudi Aramco has suspended contracts for 33 rigs, which represents 8% of the marketed jackup fleet, including VALARIS 143, VALARIS 147 and VALARIS 148. To date, 15 of the 33 suspended rigs have been contracted in other regions and one rig has been retired from the offshore drilling fleet. We believe that less than half of the remaining suspended rigs are likely to be competitive in other higher-specification, benign environment regions.
Utilization for the global marketed jackup fleet was 90% at March 31, 2025, compared to 94% in early 2024. This decrease in global utilization has put some downward pressure on day rates in certain benign environment regions. However, other benign environment markets where we operate, such as Australia and Trinidad, have been largely insulated from this and day rates in these regions have remained firm.
From a supply perspective, as of March 31, 2025, there were 502 jackups in the global fleet, with 29% of the current jackup fleet being more than 40 years of age with limited useful lives remaining. Further, we believe that some of the jackups that are currently idle are not competitive, either due to their age or the length of time stacked. Expenditures required to reactivate some of these rigs may prove cost prohibitive and drilling contractors may instead elect to scrap certain rigs. We believe there are only 11 newbuild jackups remaining at shipyards, of which eight are at Chinese shipyards, some of which are expected to be used locally in China.

RESULTS OF OPERATIONS

Management believes the comparison of the most recently completed quarter to the immediately preceding quarter provides more relevant information needed to understand and analyze the business. As such, as permitted under applicable SEC rules, we have elected to discuss any material changes in our results of operations by including a comparison of our most recently completed fiscal quarter ended March 31, 2025 (the "current quarter") to the immediately preceding fiscal quarter ended December 31, 2024 (the "preceding quarter"). We also discuss any material changes in our results of operations for the three months ended March 31, 2025 compared to the corresponding period of the preceding fiscal year (the "prior year period"), as required under the applicable SEC rules.

For the purposes of our discussion below, we refer to Revenues (exclusive of reimbursable revenues) and Contract drilling expense (exclusive of depreciation and reimbursable expenses) as "Revenues" and "Contract Drilling Expenses", respectively. We typically receive reimbursements from our customers for purchases of supplies, equipment and incremental services provided at their request. These reimbursements and the related costs incurred are recognized on a gross basis within Reimbursable revenues and Reimbursable expenses, respectively. Changes within these line items generally do not have a material effect on our operating results or cash flows.

Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024

The following table summarizes our Condensed Consolidated Results of Operations for the three months ended March 31, 2025 and December 31, 2024 (in millions, except percentages):

	Three Months Ended		Change	% Change
	March 31, 2025	December 31, 2024
Operating revenues
Revenues (exclusive of reimbursable revenues)	$577.8	$548.0	$29.8	5%
Reimbursable revenues	42.9	36.4	6.5	18%
Total operating revenues	620.7	584.4	36.3	6%
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	374.0	380.5	(6.5)	(2)%
Reimbursable expenses	41.0	34.8	6.2	18%
Total contract drilling (exclusive of depreciation)	415.0	415.3	(0.3)	—%
Loss on impairment	7.8	—	7.8	NM
Depreciation	33.1	33.9	(0.8)	(2)%
General and administrative	24.4	26.7	(2.3)	(9)%
Total operating expenses	480.3	475.9	4.4	1%
Equity in earnings of ARO	2.6	10.7	(8.1)	(76)%
Operating income	143.0	119.2	23.8	20%
Other income, net	11.3	4.6	6.7	146%
Provision (benefit) for income taxes	193.5	(6.8)	200.3	NM
Net income (loss)	(39.2)	130.6	(169.8)	(130)%
Net loss attributable to noncontrolling interests	1.3	3.1	(1.8)	(58)%
Net income (loss) attributable to Valaris	$(37.9)	$133.7	$(171.6)	(128)%
NM - Not meaningful

Revenues increased in the current quarter compared to the preceding quarter, primarily due to $30.6 million of incremental revenue generated by VALARIS DS-4, which commenced a new contract in December of 2024 after planned downtime for contract upgrades and preparation activities. Further contributing to the increase were higher average daily revenues of $21.5 million, largely driven by VALARIS DS-15 and VALARIS 107 commencing new contracts in late December and early November 2024, respectively, at higher day rates than those earned under their previous contracts, and the recognition of a $7.3 million termination fee related to the cancellation of a short-term contract for VALARIS 247 during the current quarter. These increases were partially offset by a $26.3 million net decrease in revenues due to fewer operating days in the current quarter, largely driven by the completion of a contract for VALARIS DS-12 in March 2025 and mobilizations and scheduled repairs for certain jackups between contracts during the current quarter.

Contract drilling expense decreased in the current quarter compared to the preceding quarter, primarily driven by a non-recurring accrual of $16.0 million for a legal matter which was recognized in the preceding quarter. This decrease was partially offset by higher costs for VALARIS DS-4 of $12.2 million due to incremental operations in the current quarter following its contract commencement in December 2024.

During the current quarter, we approved a plan to retire VALARIS DPS-3, VALARIS DPS-5 and VALARIS DPS-6 rigs (collectively, the "Retired Semis") and the rigs were subsequently sold for recycling and removed from service in April 2025. In connection with this plan, we recognized a loss on impairment of $7.8 million during the current quarter. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the retirement of these assets.

Other income, net, increased primarily due to an aggregate $27.0 million of pre-tax gains recognized in the current quarter from the sales of VALARIS 75 and an office building in Angola. These gains were partially offset by a $14.6 million decrease from unfavorable foreign currency exchange rate fluctuations, a $2.2 million decrease from lower interest income and a $2.2 million increase in interest expense.

The consolidated effective tax rate, excluding the impact of discrete tax items for the current quarter, was 15.1%. Discrete tax items for the current quarter were primarily attributable to the establishment of a $168.8 million valuation allowance in connection with the retirement of the Retired Semis. See "Note 10 - Income Taxes" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information. Discrete income tax benefit for the preceding quarter was $15.8 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Excluding the aforementioned discrete tax items, income tax expense was $9.0 million for the preceding quarter.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table summarizes our Condensed Consolidated Results of Operations for the three months ended March 31, 2025 and 2024 (in millions, except percentages):

	Three Months Ended		Change	% Change
	March 31, 2025	March 31, 2024
Operating revenues
Revenues (exclusive of reimbursable revenues) (1)	$577.8	$491.2	$86.6	18%
Reimbursable revenues (1)	42.9	33.8	9.1	27%
Total operating revenues (1)	620.7	525.0	95.7	18%
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses) (1)	374.0	412.5	(38.5)	(9)%
Reimbursable expenses (1)	41.0	32.3	8.7	27%
Total contract drilling (exclusive of depreciation) (1)	415.0	444.8	(29.8)	(7)%
Loss on impairment	7.8	—	7.8	NM
Depreciation	33.1	26.8	6.3	24%
General and administrative	24.4	26.5	(2.1)	(8)%
Total operating expenses	480.3	498.1	(17.8)	(4)%
Equity in earnings of ARO	2.6	2.4	0.2	8%
Operating income	143.0	29.3	113.7	388%
Other income, net	11.3	9.1	2.2	24%
Provision for income taxes	193.5	12.9	180.6	NM
Net income (loss)	(39.2)	25.5	(64.7)	(254)%
Net loss attributable to noncontrolling interests	1.3	—	1.3	NM
Net income (loss) attributable to Valaris	$(37.9)	$25.5	$(63.4)	(249)%
NM - Not meaningful
(1)Certain previously reported line items presented in the Condensed Consolidated Statements of Operations (Total operating revenues and Total contract drilling expenses (exclusive of depreciation)) were further disaggregated to separately disclose Reimbursable revenues and Reimbursable expenses, respectively, to align with the updated presentation of our segment tables upon the adoption of ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The disaggregation of these line items is presentational only and was retrospectively applied to the prior year period. There were no impacts to the overall Total operating revenues or Total contract drilling expense (exclusive of depreciation) line items. See "Note 12 - Segment Information" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

Revenues increased in part due to incremental revenue of $41.5 million for VALARIS DS-7 in the current quarter, following its reactivation and commencement of a contract in May 2024. For the remaining fleet, revenues increased $62.0 million from higher average daily revenues, primarily due to certain rigs working under higher day rate contracts during the current quarter as compared to the prior year period, which was reduced in part by lower amortization of mobilization revenues for certain rigs. Additionally, we recognized a $7.3 million termination fee in the current quarter related to the cancellation of a short-term contract for VALARIS 247. These increases were reduced by $24.6 million from fewer operating days in the current quarter, largely driven by VALARIS DS-10 and VALARIS DPS-5 completing contracts in the second half of 2024 and subsequently being warm stacked, which were partially offset by more operating days for our jackup fleet.

Contract drilling expense decreased primarily due to $15.0 million of lower operating costs related to the warm stacking of VALARIS DPS-5 and VALARIS DS-10 in the second half of 2024 and a $14.5 million net decrease in costs related to VALARIS DS-7, largely driven by reactivation costs incurred in the prior year period which were partially offset by incremental operating costs incurred for the rig in the current quarter. Further contributing to the decrease was $11.3 million of lower mobilization costs for certain other rigs in the current quarter.

In connection with our plan to sell the Retired Semis, we recognized a loss on impairment of $7.8 million during the current quarter. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the retirement of these assets.

Depreciation expense increased primarily due to new assets placed in service since the prior year period, including those related to rigs that underwent reactivation projects and capital upgrades.

Other income, net, increased primarily due to an aggregate $27.0 million of pre-tax gains recognized in the current quarter related to the sales of VALARIS 75 and an office in Angola. These gains were partially offset by unfavorable foreign currency exchange rate fluctuations of $10.6 million, lower interest income of $6.6 million and a $6.6 million increase in interest expense.

The consolidated effective tax rate, excluding the impact of discrete tax items for the current quarter, was 15.1%. Discrete tax items for the current quarter were primarily attributable to the establishment of a $168.8 million valuation allowance in connection with the retirement of the Retired Semis. See "Note 10 - Income Taxes" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information. Discrete income tax benefit for the prior year period was $6.6 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, partially offset by the resolution of prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense for the prior year period was $19.5 million.

Rig Counts, Utilization and Average Daily Revenue

The following table summarizes the total and active offshore drilling rigs for Valaris and ARO as of the following dates:

	March 31, 2025	December 31, 2024	March 31, 2024
Total Fleet
Floaters	18	18	18
Jackups (1)	27	28	26
Other (2)	7	7	9
Total Fleet - Valaris	52	53	53
ARO (3)	9	9	8

Active Fleet (4)
Floaters (5)	12	13	13
Jackups (6)	18	18	19
Other (2)	7	7	9
Active Fleet - Valaris	37	38	41
ARO (3)	9	9	8

(1)Since the first quarter of 2024, we leased VALARIS 76 to ARO. Also, the lease contracts with ARO for VALARIS 143, VALARIS 147 and VALARIS 148 were terminated and these three rigs have since been preservation stacked. During the first quarter of 2025, we sold VALARIS 75.
(2)This represents the jackup rigs leased to ARO through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. Rigs leased to ARO operate under long-term contracts with Saudi Aramco. Since the first quarter of 2024, we leased VALARIS 76 to ARO and the lease contracts with ARO for VALARIS 143, VALARIS 147 and VALARIS 148 were terminated.
(3)This represents the jackup rigs owned by ARO, which are operating under long-term contracts with Saudi Aramco. This table does not include Kingdom 3, a newbuild jackup that is under construction in the Middle East.
(4)Active fleet represents rigs that are not preservation stacked or classified as held for sale and includes rigs that are in the process of being reactivated.

(5)During the first quarter of 2025, we removed VALARIS DPS-5 from the active fleet and reclassified it to Assets held for sale as of March 31, 2025. VALARIS DPS-5, as well as VALARIS DPS-3 and VALARIS DPS-6 were sold in April of 2025.
(6)During the second quarter of 2024, we leased VALARIS 76 to ARO.

We provide management services in the U.S. Gulf of Mexico on two rigs owned by a third-party that are not included in the table above.

Operating results for our contract drilling services segment are largely dependent on two primary revenue metrics: utilization and day rates. The following table summarizes our and ARO's rig utilization and average daily revenue by reportable segment:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Rig Utilization - Total Fleet (1)
Floaters	57%	54%	61%
Jackups	57%	60%	53%
Other (2)	100%	100%	100%
Total Valaris	64%	65%	64%
ARO	87%	84%	92%

Rig Utilization - Active Fleet (1)
Floaters	81%	74%	84%
Jackups	87%	93%	71%
Other (2)	100%	100%	100%
Total Valaris	88%	89%	82%
ARO	87%	84%	92%

Average Daily Revenue (3)
Floaters	$384,000	$369,000	$312,000
Jackups	128,000	121,000	108,000
Other (2)	44,000	39,000	45,000
Total Valaris	$182,000	$167,000	$153,000
ARO	$108,000	$109,000	$102,000

(1)Rig utilization for the total fleet and active fleet are derived by dividing the operating days by the number of days in the period for the total fleet and active fleet, respectively. Active fleet represents rigs that are not preservation stacked or held for sale and includes rigs that are in the process of being reactivated. Operating days equals the total number of days that rigs have earned and recognized day rate revenue, including days associated with compensated downtime and mobilizations and excluding suspension periods. When revenue is deferred and amortized over a future period, for example, when we receive fees while mobilizing to commence a new contract or while being upgraded in a shipyard, the related days are excluded from operating days.
(2)Includes our two management services contracts and our rigs leased to ARO under bareboat charter contracts.
(3)Average daily revenue is derived by dividing Revenues (exclusive of reimbursable revenues), excluding contract termination fees, by the aggregate number of operating days.

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
Segment information for the current quarter, preceding quarter and prior year period is as follows (in millions):

Three Months Ended March 31, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues) (1)	$356.0	$185.9	$134.7	$35.9	$(134.7)	$577.8
Reimbursable revenues (1)	8.9	27.7	—	6.3	—	42.9
Total operating revenues (1)	364.9	213.6	134.7	42.2	(134.7)	620.7
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses) (1)	204.0	116.7	85.6	16.0	(48.3)	374.0
Reimbursable expenses (1)	8.3	26.4	—	6.3	—	41.0
Total contract drilling (exclusive of depreciation) (1)	212.3	143.1	85.6	22.3	(48.3)	415.0
Loss on impairment	7.8	—	—	—	—	7.8
Depreciation	14.2	12.7	29.5	2.8	(26.1)	33.1
General and administrative	—	—	6.3	—	18.1	24.4
Equity in earnings of ARO	—	—	—	—	2.6	2.6
Operating income	$130.6	$57.8	$13.3	$17.1	$(75.8)	$143.0

Three Months Ended December 31, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues) (1)	$327.7	$187.8	$136.3	$32.5	$(136.3)	$548.0
Reimbursable revenues (1)	15.7	15.3	—	5.4	—	36.4
Total operating revenues (1)	343.4	203.1	136.3	37.9	(136.3)	584.4
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses) (1)	210.9	113.9	81.5	17.6	(43.4)	380.5
Reimbursable expenses (1)	15.8	13.7	—	5.3	—	34.8
Total contract drilling (exclusive of depreciation) (1)	226.7	127.6	81.5	22.9	(43.4)	415.3
Depreciation	16.0	12.3	29.4	2.8	(26.6)	33.9
General and administrative	—	—	7.5	—	19.2	26.7
Equity in earnings of ARO	—	—	—	—	10.7	10.7
Operating income	$100.7	$63.2	$17.9	$12.2	$(74.8)	$119.2

Three Months Ended March 31, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues) (1)	$309.8	$139.3	$138.3	$42.1	$(138.3)	$491.2
Reimbursable revenues (1)	14.6	13.0	—	6.2	—	33.8
Total operating revenues (1)	324.4	152.3	138.3	48.3	(138.3)	525.0
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses) (1)	239.6	121.6	98.3	16.0	(63.0)	412.5
Reimbursable expenses (1)	13.8	12.3	—	6.2	—	32.3
Total contract drilling (exclusive of depreciation) (1)	253.4	133.9	98.3	22.2	(63.0)	444.8
Depreciation	13.2	10.4	19.0	1.3	(17.1)	26.8
General and administrative	—	—	5.8	—	20.7	26.5
Equity in earnings of ARO	—	—	—	—	2.4	2.4
Operating income	$57.8	$8.0	$15.2	$24.8	$(76.5)	$29.3

(1)Certain previously reported line items presented in the Condensed Consolidated Statements of Operations (Total operating revenues and Total contract drilling expenses (exclusive of depreciation)) were further disaggregated to separately disclose Reimbursable revenues and Reimbursable expenses, respectively, to align with the updated presentation of our segment tables upon the adoption of ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The disaggregation of these line items is presentational only and was retrospectively applied to the prior year period. There were no impacts to the overall Total operating revenues or Total contract drilling expense (exclusive of depreciation) line items. See "Note 12 - Segment Information" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information.

Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024

Floaters

Floater revenues increased $28.3 million, or 9%, for the current quarter as compared to the preceding quarter, primarily due to $30.6 million of incremental revenue generated by VALARIS DS-4, which commenced a new contract in December of 2024 after planned downtime for contract upgrades and preparation activities. For the remaining fleet, there was a net increase of $7.1 million from higher average daily revenues, largely driven by certain rigs working under higher day rate contracts relative to the preceding quarter, including VALARIS DS-15 which commenced a new contract in December 2024. These increases were partially offset by a $9.1 million net decrease due to fewer operating days in the current quarter, primarily due to the completion of a contract for VALARIS DS-12 in March 2025.

Floater contract drilling expense decreased $6.9 million, or 3%, for the current quarter as compared to the preceding quarter, primarily driven by a non-recurring accrual of $16.0 million for a legal matter which was recognized in the preceding quarter and lower personnel-related costs of $1.7 million. These decreases were partially offset by higher costs for VALARIS DS-4 of $12.2 million due to incremental operations in the current quarter following its contract commencement in December 2024.

In connection with our plan to sell the Retired Semis, we recognized a loss on impairment of $7.8 million during the current quarter. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the retirement of these assets.

Jackups

Jackup revenues decreased $1.9 million, or 1%, for the current quarter as compared to the preceding quarter, primarily driven by a $18.4 million net decrease from fewer operating days in the current quarter, which was largely due to scheduled repairs on VALARIS 249 and mobilizations between contracts for certain of our rigs. This decrease was partially offset by a net increase of $9.1 million from higher average daily revenues, as a result of certain rigs working under higher day rate contracts compared to the preceding quarter, and the recognition of a $7.3 million termination fee related to the cancellation of a short-term contract for VALARIS 247.

Jackup contract drilling expense increased $2.8 million, or 2%, for the current quarter as compared to the preceding quarter, primarily due to a $5.2 million increase in repairs and maintenance costs for leg repairs on VALARIS 249 in the current quarter.

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

ARO revenue remained relatively flat for the current quarter as compared to the preceding quarter.

ARO contract drilling expense increased $4.1 million, or 5%, for the current quarter as compared to the preceding quarter, largely driven by higher bareboat charter lease expense in the current quarter.

Other

Other revenue increased $3.4 million, or 10%, for the current quarter as compared to the preceding quarter, primarily due to a $3.8 million increase in revenue earned from lease agreements with ARO.

Other contract drilling expense decreased $1.6 million, or 9%, for the current quarter as compared to the preceding quarter, primarily due to a $3.3 million decrease in repairs and maintenance costs as a result of special periodic survey projects on the leased rigs in the preceding quarter, which were partially offset by higher personnel-related costs for our managed rigs of $1.2 million.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Floaters

Floater revenues increased $46.2 million, or 15%, for the current quarter compared to the prior year period, primarily due to incremental revenue of $41.5 million for VALARIS DS-7 in the current quarter, following its reactivation and commencement of a contract in May 2024. For the remaining fleet, revenues increased $44.7 million from higher average daily revenues, primarily due to certain rigs working under higher day rate contracts during the current quarter as compared to the prior year period, which was reduced in part by lower amortization of mobilization revenues for certain rigs. These increases were partially offset by a $40.2 million net decrease from fewer operating days in the current quarter, largely driven by VALARIS DS-10 and VALARIS DPS-5 completing contracts in the second half of 2024 and subsequently being warm stacked.

Floater contract drilling expense decreased $35.6 million, or 15%, for the current quarter compared to the prior year period, primarily due to $15.0 million of lower operating costs related to the warm stacking of VALARIS DPS-5 and VALARIS DS-10 in the second half of 2024 and a $14.5 million net decrease in costs for VALARIS DS-7, largely driven by reactivation costs incurred in the prior year period which were partially offset by incremental operating costs incurred for the rig in the current quarter. Further contributing to the decrease was lower amortization of mobilization costs of $11.8 million for certain other floaters in the current quarter.

In connection with our plan to sell the Retired Semis, we recognized a loss on impairment of $7.8 million during the current quarter. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the retirement of these assets.

Jackups

Jackup revenues increased $46.6 million, or 33%, for the current quarter compared to the prior year period, primarily due to a $21.6 million net increase from more operating days attributable to certain rigs which were preparing for new contracts or undergoing scheduled maintenance activities in the prior year period. Further contributing to the increase were higher average daily revenues of $17.5 million, resulting from various rigs working under contracts with higher day rates than the prior year period, and the recognition of a $7.3 million termination fee related to the cancellation of a short-term contract for VALARIS 247 during the current quarter.

Jackup contract drilling expense decreased $4.9 million, or 4%, for the current quarter compared to the prior year period primarily due to $3.5 million of lower mobilization costs related to certain rigs that moved to shipyards for projects between contracts in the prior year period.

ARO

ARO revenue decreased $3.6 million, or 3%, for the current quarter compared to the prior year period, primarily driven by a decrease of $24.0 million related to the contract terminations for VALARIS 143, VALARIS 147 and VALARIS 148 in 2024. This decrease was partially offset by $21.8 million of incremental revenue from Kingdom 2, which commenced operations in August 2024, and VALARIS 108, which we began leasing to ARO during the first quarter of 2024.

ARO contract drilling expense decreased $12.7 million or 13% for the current quarter compared to the prior year period, primarily due to a decrease of $5.5 million from lower bareboat charter lease expense and $4.3 million of lower personnel-related costs, both of which are primarily related to the terminations of contracts and corresponding bareboat charter lease agreements for VALARIS 143, VALARIS 147 and VALARIS 148.

ARO depreciation expense increased $10.5 million, or 55%, for the current quarter compared to the prior year period, primarily due to the additions of Kingdom 1 and Kingdom 2 to the fleet.

Other

Other revenue decreased $6.2 million, or 15%, for the current quarter compared to the prior year period, primarily due to lower revenue earned from lease agreements with ARO of $5.5 million, primarily driven by contract terminations for VALARIS 143, VALARIS 147 and VALARIS 148 since the prior year period.

Other contract drilling expense remained flat for the current quarter compared to the prior year period.

Other Income (Expense)

The following table summarizes other income (expense) (in millions):

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Interest income	$14.4	$16.6	$21.0
Interest expense, net	(24.3)	(22.1)	(17.7)
Net gain (loss) on sale of property	27.1	0.1	(0.1)
Net foreign currency exchange gains (losses)	(5.2)	9.4	5.4
Net periodic pension and retiree medical income (loss)	(0.2)	0.4	0.7
Other, net	(0.5)	0.2	(0.2)
	$11.3	$4.6	$9.1

Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024

Interest income decreased $2.2 million, or 13%, for the current quarter compared to the preceding quarter, primarily due to a $2.2 million decrease in interest income earned on our outstanding 10-year shareholder notes receivable due from ARO (the "Notes Receivable from ARO"). This decrease was driven by lower interest rates as a result of an annual interest rate reset, which occurs at the end of the preceding year in accordance with the terms Notes Receivable from ARO.

Interest expense increased $2.2 million, or 10%, for the current quarter compared to the preceding quarter, primarily due to lower capitalized interest for certain rigs that underwent capital projects in the preceding quarter.

Net gains on the sale of property increased $27.0 million for the current quarter compared to the preceding quarter, as a result of the completion of sales of VALARIS 75 and an office in Angola during the current quarter, which resulted in pre-tax gains of $23.0 million and $4.0 million, respectively.

Net foreign currency exchange losses were $5.2 million in the current quarter compared to $9.4 million gains in the preceding quarter, primarily driven by unfavorable exchange rate movements in Brazilian reals and euros.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Interest income decreased $6.6 million, or 31%, for the current quarter compared to the prior year period, primarily due to a $3.9 million decrease in interest income earned on our outstanding Notes Receivable from ARO, which was largely driven by lower interest rates as a result of an annual interest rate reset that occurred at the end of the preceding year and a lower principal balance relative to the prior year period. Further contributing to the decrease was lower interest income on cash equivalents of $2.6 million as a result of lower average balances during the current quarter.

Interest expense increased $6.6 million, or 37%, for the current quarter compared to the prior year period, primarily due to lower capitalized interest for VALARIS DS-13 and VALARIS DS-14, which were delivered at the end of 2023 and mobilized to the shipyard in the prior year period.

Net gains on the sale of property increased $27.2 million for the current quarter compared to the prior year period as a result of the completion of sales of VALARIS 75 and an office in Angola during the current quarter, which resulted in pre-tax gains of $23.0 million and $4.0 million, respectively.

Net foreign currency exchange losses were $5.2 million during the current quarter compared to $5.4 million of gains in the prior year period, primarily driven by unfavorable exchange rate movements in euros and Brazilian real.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents and cash flows from operations. Additionally, we have liquidity available under our senior secured revolving credit agreement, which matures in 2028 (the "2028 Credit Agreement"). We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from cash and cash equivalents, cash flows from operations, as well as cash to be received from maturity of our Notes Receivable from ARO and from the distribution of earnings from ARO. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs. However, the Indenture governing our 2030 Second Lien Notes, as defined below, dated as of April 19, 2023, (the "Indenture"), and the 2028 Credit Agreement contain covenants that limit our ability to incur additional indebtedness.

Our cash and cash equivalents as of March 31, 2025 and December 31, 2024 were $441.4 million and $368.2 million, respectively. We have no debt principal payments due until 2030 and had $375.0 million available for borrowing, including up to $150.0 million for the issuance of letters of credit, under the 2028 Credit Agreement as of April 25, 2025. See below and "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the 2028 Credit Agreement and the 8.375% Second Lien Notes due 2030.

Financing

2030 Second Lien Notes

On April 19, 2023, and August 21, 2023, the Company and Valaris Finance Company LLC ("Valaris Finance") issued and sold $700.0 million and $400.0 million in aggregate principal amount of Secured Second Lien Notes, respectively (collectively referred to as the "2030 Second Lien Notes"). The 2030 Second Lien Notes mature on April 30, 2030 and bear an interest rate of 8.375% per annum. See "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the 2030 Second Lien Notes.

2028 Credit Agreement

On April 3, 2023, the Company entered into the 2028 Credit Agreement, which provides for commitments permitting borrowings of up to $375.0 million (which may be increased, subject to the agreement of lenders to provide such additional commitments and the satisfaction of certain conditions, by an additional $200.0 million pursuant to the terms of the 2028 Credit Agreement) and includes a $150.0 million sublimit for the issuance of letters of credit. See "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the 2028 Credit Agreement.

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

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$155.9	$26.3
Capital expenditures	$(100.2)	$(151.3)

During the three months ended March 31, 2025, we generated $155.9 million of cash flow from operating activities primarily due to operating income for the period of $143.0 million and approximately $26.0 million of tax refunds received from the Australian tax authority during the first quarter of 2025, partially offset by other changes in working capital. An additional source of cash was $14.0 million of cash proceeds related to the sale of VALARIS 75. Our primary uses of cash were $100.2 million for maintenance and upgrades of our drilling rigs.

During the three months ended March 31, 2024, we generated $26.3 million of cash flow from operating activities primarily due to operating income for the quarter of $29.3 million and other changes in working capital. Our primary uses of cash were $151.3 million for maintenance and upgrades of our drilling rigs, including reactivation costs and costs to mobilize VALARIS DS-13 and VALARIS DS-14 to their stacking location.

We completed our most recent rig reactivation project in the first half of 2024. Generally, most of the reactivation costs are operating expenses, recognized in the income statement, related to de-preservation activities, including reinstalling key pieces of equipment and crew costs. Capital expenditures during reactivations include rig modifications, equipment overhauls and any customer required capital upgrades. We are generally compensated for any customer-specific enhancements.

Based on our current projections, we expect capital expenditures during 2025 to approximate $375.0 million to $415.0 million primarily relating to maintenance and upgrade projects, including contract-specific capital expenditures. Depending on market conditions, contracting activity and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and acquire additional rigs.

We review from time to time possible acquisition opportunities relating to our business, which may include the acquisition of rigs or other businesses. The timing, size or success of any acquisition efforts and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with cash on hand and proceeds from debt and/or equity issuances and may issue equity directly to the sellers. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend on our future operating performance, restrictions to incur additional debt in the Indenture and the 2028 Credit Agreement, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to shareholders.

Investment in ARO and Notes Receivable from ARO

We expect to receive cash from ARO in the future both from the maturity of our Notes Receivable from ARO and from the distribution of earnings from ARO.

The distribution of earnings to the joint-venture partners is at the discretion of the ARO board of managers, consisting of 50/50 membership of managers appointed by Saudi Aramco and managers appointed by us, with approval required by both shareholders. The timing and amount of any cash distributions to the joint venture partners cannot be predicted with certainty and will be influenced by various factors, including the liquidity position and long-term capital requirements of ARO. ARO has not made a cash distribution of earnings to its partners since its formation. ARO had cash and cash equivalents of $37.6 million as of March 31, 2025.

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

The following table summarizes the maturity schedule of our Notes Receivable from ARO as of March 31, 2025 (in millions):

Maturity Date	Principal Amount
October 2027	$213.6
October 2028	163.0
Total	$376.6

Share Repurchase Program

Our board of directors has authorized a share repurchase program under which we may purchase up to $600.0 million of our outstanding common shares. As of March 31, 2025, we had approximately $275.0 million available for share repurchases pursuant to the program. There were no share repurchases under this program during the three months ended March 31, 2025 and 2024. See "Note 9 - Shareholders' Equity" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on our share repurchase program.

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of March 31, 2025, we were contingently liable for an aggregate amount of $28.3 million under outstanding letters of credit, which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of March 31, 2025, we had collateral deposits in the amount of $10.7 million with respect to these agreements.

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash on hand and from ARO’s operations and/or funds available from third-party financing. The first two newbuild rigs, Kingdom 1 and Kingdom 2, were delivered in the fourth quarter 2023 and the second quarter of 2024, respectively. In October 2023, ARO entered into a $359.0 million term loan to finance the remaining payments due upon delivery of the two rigs and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. Our Notes Receivable from ARO are subordinated and junior in right of payment to ARO’s term loan. Additionally, in 2024, ARO entered into a revolving credit facility which provides for borrowings of up to $100.0 million. There were no amounts outstanding under the credit facility as of March 31, 2025.

In October 2024, ARO ordered the third newbuild jackup, Kingdom 3, for a purchase price of approximately $300.0 million, and paid the 25% down payment from cash on hand. The final payment will be due upon delivery of the rig. ARO is expected to commit to order one additional newbuild jackup in the near term. ARO expects these newly ordered jackup rigs to be financed out of cash on hand or from operations or funds available from third-party financing. In the event ARO has insufficient cash or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Beginning with the delivery of the second newbuild, each partner's commitment is reduced by the lesser of the actual cost of each newbuild rig or $250.0 million on a proportionate basis. Following the delivery of Kingdom 2, our commitment to fund the newbuild program has been reduced to $1.1 billion. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on ARO.

Tax Assessments

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR 117.0 million (approximately $26.0 million converted at current period-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount. In order to further contest the assessment, we agreed to a seven-month payment plan which commenced in August 2024. As of March 31, 2025, all payments under the seven-month payment plan had been made. We have not recorded a liability for uncertain tax positions as of March 31, 2025, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and will vigorously contest this assessment.

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million (approximately $63.0 million converted at current quarter-end exchange rates) plus interest related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29.0 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. In December 2024, we reached a settlement agreement with the Australian tax authorities for A$4.0 million (approximately $2.0 million at then-current exchange rates). Accordingly, we released approximately $18.0 million of the uncertain tax position liability previously recognized and recognized a corresponding tax benefit in our Condensed Consolidated Statements of Operations for these assessments in the fourth quarter of 2024. We no longer had a liability for unrecognized tax benefits relating to these assessments as of December 31, 2024. During the first quarter of 2025, we received refunds, including interest, totaling A$42.0 million (approximately $26.0 million at current-period exchange rates).

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that no longer meet our standards for economic returns. As part of our strategy, we may act opportunistically from time to time to monetize assets to enhance shareholder value and improve our liquidity profile, in addition to reduce holding costs by selling or disposing of lower-specification or non-core rigs. See "Note 8 - Debt" to our condensed consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2024 for additional information on certain restrictions on the sales of assets.

During the first quarter of 2025 we sold VALARIS 75, a rig within our Jackups segment, for net proceeds of $24.0 million resulting in the recognition of a pre-tax gain on sale of approximately $23.0 million. Of the proceeds, $14.0 million was collected upon closing, with the remaining $10.0 million expected to be received in equal installments on the first and second anniversaries of the closing.

Additionally, in the first quarter of 2025, we approved a plan to retire three semisubmersible rigs within our Floaters segment, VALARIS DPS-3, VALARIS DPS-5 and VALARIS DPS-6 (collectively, the "Retired Semis"). The Retired Semis were reclassified from Property and equipment, net to Assets held for sale on our Condensed Consolidated Balance Sheets during the first quarter of 2025 and subsequently sold for recycling and removed from service in April 2025 for total cash proceeds of $10.0 million.

See "Note 5 – Property and Equipment" to our condensed consolidated financial statements included in “Item 1. Financial Statements” for further information regarding these divestitures.

MARKET RISK

Interest Rate Risk

Our outstanding debt at March 31, 2025 consisted of our $1.1 billion aggregate principal amount of 2030 Second Lien Notes. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates impacting the fair value of the debt.

Our 2028 Credit Agreement provides for commitments permitting borrowings of up to $375.0 million at March 31, 2025. As the interest rates for such borrowings are at variable rates, we are subject to interest rate risk. As of March 31, 2025, we had no outstanding borrowings under the 2028 Credit Agreement.

Our Notes Receivable from ARO bear interest based on the one-year term SOFR rate, set as of the end of the year prior to the year applicable, plus 2.10%. As the Notes Receivable from ARO bear interest on the applicable SOFR rate determined at the end of the preceding year, the rate governing our interest income in 2025 has already been determined. A hypothetical 1% decrease to SOFR would decrease interest income for the year ended December 31, 2025 by $3.8 million based on the principal amount outstanding at March 31, 2025 of $376.6 million.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2024, included in our annual report on Form 10-K filed with the SEC on February 20, 2025. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our condensed consolidated financial statements.

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, income taxes and pension and other post-retirement benefits. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2024.

New Accounting Pronouncements

See "Note 1 - Unaudited Condensed Consolidated Financial Statements" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information on new accounting pronouncements.

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

Based on their evaluation as of March 31, 2025, our management, with the participation of our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2019, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.5 million liability related to these matters was included in Accrued liabilities and other on our Condensed Consolidated Balance Sheet as of March 31, 2025 included in "Item 1. Financial Statements."

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

See “Note 11 - Contingencies” to our condensed consolidated financial statements included in “Item 1. Financial Statements ” for additional information.

Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the other information presented in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2024, which contains descriptions of significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our board of directors has authorized a share repurchase program of up to $600.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and is subject to compliance with applicable covenants and restrictions under our financing agreements. The amount remaining for purchase was approximately $275.0 million as of March 31, 2025. There were no share repurchases under this program during the three months ended March 31, 2025.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit Number	Exhibit
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included with Exhibit 101 attachments).
*   Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan and arrangement required to be filed as an exhibit pursuant to Item 6 of this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris Limited

Date:	May 1, 2025	/s/ CHRISTOPHER T. WEBER
Christopher T. Weber Senior Vice President and Chief Financial Officer

/s/ MELISSA BARRON
Melissa Barron Controller (principal accounting officer)