Form 10-Q
period 2025-06-30
Valaris Ltd
filed 2025-07-31
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

As of July 24, 2025, there were 71,213,466 Common Shares of the registrant outstanding.

VALARIS LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "likely," "outlook," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; expected utilization, day rates, revenues, operating expenses, cash flows, contract status, terms and duration, contract backlog, capital expenditures, insurance, financing and funding; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effect of the volatility of commodity prices; expected work commitments, awards, contracts and letters of intent; the availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; rig reactivations, enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; performance and expected benefits of our joint ventures, including our joint venture with Saudi Arabian Oil Company ("Saudi Aramco"); timing of the delivery of the Saudi Aramco Rowan Offshore Drilling Company ("ARO") newbuild rigs and the timing of additional ARO newbuild orders; divestitures of assets, including the expected sale of VALARIS 247; general market, business and industry conditions, trends and outlook; general political conditions, including political tensions, conflicts and war; the impacts and effects of public health crises, pandemics and epidemics; future operations; the effectiveness of our cybersecurity programs; uncertainty around the use and impacts of artificial intelligence ("AI") applications; expectations regarding our sustainability targets and strategy; the impact of increasing regulatory complexity; the outcome of tax disputes, assessments and settlements; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.
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
•general economic and business conditions, including recessions, inflation, volatility affecting the financial markets and banking system, changing tariff and tax policies, trade disputes and adverse changes in the level of international trade activity;
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
•downtime and other risks associated with offshore rig operations, including rig or equipment failure, damage and other unplanned repairs, the limited availability of transport vessels, hazards, self-imposed drilling limitations and other delays due to severe storms and hurricanes and the limited availability or high cost of insurance coverage for certain offshore perils, such as hurricanes in the Gulf of America or associated removal of wreckage or debris;
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
•impacts and effects of public health crises, pandemics and epidemics, the related public health measures implemented by governments worldwide, the duration and severity of an outbreak and its impact on global oil demand, the volatility in prices for oil and natural gas and the extent of disruptions to our operations;
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
•risks that would prevent the completion of an asset divestiture, such as the expected sale of VALARIS 247, including the failure to satisfy closing conditions, the timing of the completion of the drilling rig's current contract and other unanticipated issues that could delay or prevent the closing of such divestiture;
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

•governmental regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations, limitations on new oil and gas leasing in United States (the "U.S.") federal lands and waters, and legislative or regulatory measures to limit or reduce greenhouse gas emissions;
•governmental policies that could reduce demand for hydrocarbons, including mandating or incentivizing the conversion from internal-combustion-engine-powered vehicles to electric-powered vehicles;
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
•potential impacts on our business resulting from climate change, and the impact on our business from climate change-related physical changes or changes in weather patterns;
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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
OPERATING REVENUES
Revenues (exclusive of reimbursable revenues)	$572.3	$572.8	$1,150.1	$1,064.0
Reimbursable revenues	42.9	37.3	85.8	71.1
Total operating revenues	615.2	610.1	1,235.9	1,135.1
OPERATING EXPENSES
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	355.2	402.9	729.2	815.4
Reimbursable expenses	40.5	35.8	81.5	68.1
Total contract drilling expenses (exclusive of depreciation)	395.7	438.7	810.7	883.5
Loss on impairment	—	—	7.8	—
Depreciation	35.5	29.7	68.6	56.5
General and administrative	18.8	32.5	43.2	59.0
Total operating expenses	450.0	500.9	930.3	999.0
EQUITY IN EARNINGS (LOSSES) OF ARO	(1.1)	(0.3)	1.5	2.1
OPERATING INCOME	164.1	108.9	307.1	138.2
OTHER INCOME (EXPENSE)
Interest income	15.1	31.0	29.5	52.0
Interest expense, net	(24.8)	(22.6)	(49.1)	(40.3)
Other, net	(8.7)	3.5	12.5	9.3
Total other income (expense)	(18.4)	11.9	(7.1)	21.0
INCOME BEFORE INCOME TAXES	145.7	120.8	300.0	159.2
PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax expense (benefit)	28.0	(43.5)	51.7	(32.6)
Deferred income tax expense	3.5	13.5	173.3	15.5
Total provision (benefit) for income taxes	31.5	(30.0)	225.0	(17.1)
NET INCOME	114.2	150.8	75.0	176.3
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	0.9	(1.2)	2.2	(1.2)
NET INCOME ATTRIBUTABLE TO VALARIS	$115.1	$149.6	$77.2	$175.1
EARNINGS PER SHARE
Basic	$1.62	$2.07	$1.09	$2.42
Diluted	$1.61	$2.03	$1.08	$2.38
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	71.1	72.4	71.1	72.4
Diluted	71.3	73.7	71.3	73.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME	$114.2	$150.8	$75.0	$176.3
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net reclassification adjustment for amounts recognized in net income as a component of net periodic pension benefit	(0.2)	(0.2)	(0.4)	(0.4)
Foreign currency translation adjustments	1.8	(0.6)	3.1	(0.5)
NET OTHER COMPREHENSIVE INCOME (LOSS)	1.6	(0.8)	2.7	(0.9)
COMPREHENSIVE INCOME	115.8	150.0	77.7	175.4
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	0.9	(1.2)	2.2	(1.2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO VALARIS	$116.7	$148.8	$79.9	$174.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$503.4	$368.2
Restricted cash	12.8	12.3
Accounts receivable, net	554.2	571.2
Other current assets	157.0	127.0
Total current assets	1,227.4	1,078.7
PROPERTY AND EQUIPMENT, AT COST	2,461.6	2,309.4
Less accumulated depreciation	440.0	376.5
Property and equipment, net	2,021.6	1,932.9
LONG-TERM NOTES RECEIVABLE FROM ARO	308.5	296.2
INVESTMENT IN ARO	114.9	113.4
DEFERRED TAX ASSETS	675.5	849.5
OTHER ASSETS	155.4	149.1
Total assets	$4,503.3	$4,419.8
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$332.3	$328.5
Accrued liabilities and other	346.4	351.0
Total current liabilities	678.7	679.5
LONG-TERM DEBT	1,084.3	1,082.7
DEFERRED TAX LIABILITIES	29.4	30.1
OTHER LIABILITIES	377.6	383.2
Total liabilities	2,170.0	2,175.5
COMMITMENTS AND CONTINGENCIES (Note 11)
VALARIS SHAREHOLDERS' EQUITY
Common Shares, $0.01 par value, 700.0 shares authorized, 76.3 and 76.2 shares issued, 71.1 and 71.0 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	0.8	0.8
Preference shares, $0.01 par value, 150.0 shares authorized, no shares issued as of June 30, 2025 and December 31, 2024	—	—
Stock warrants	16.4	16.4
Additional paid-in capital	1,124.6	1,113.3
Retained earnings	1,476.1	1,398.9
Accumulated other comprehensive income	36.9	34.2
Treasury shares, at cost, 5.2 shares as of June 30, 2025 and December 31, 2024	(325.1)	(325.1)
Total Valaris shareholders' equity	2,329.7	2,238.5
NONCONTROLLING INTERESTS	3.6	5.8
Total shareholders' equity	2,333.3	2,244.3
Total liabilities and shareholders' equity	$4,503.3	$4,419.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$75.0	$176.3
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	173.3	15.5
Depreciation expense	68.6	56.5
Net (gain) loss on sale of property	(27.9)	0.1
Accretion of discount on the Notes Receivable from ARO	(12.3)	(27.6)
Share-based compensation expense	11.6	15.4
Loss on impairment	7.8	—
Equity in earnings of ARO	(1.5)	(2.1)
Changes in contract liabilities	(33.4)	(24.8)
Changes in deferred costs	4.3	(0.8)
Other	4.4	4.2
Changes in operating assets and liabilities	14.3	(168.8)
Contributions to pension plans and other post-retirement benefits	(8.3)	(6.1)
Net cash provided by operating activities	275.9	37.8
INVESTING ACTIVITIES
Additions to property and equipment	(167.4)	(261.5)
Proceeds from disposition of assets	27.6	0.1
Net cash used in investing activities	(139.8)	(261.4)
FINANCING ACTIVITIES
Other	(0.4)	(1.8)
Net cash used in financing activities	(0.4)	(1.8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	135.7	(225.4)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	380.5	635.7
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$516.2	$410.3

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

Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025, or for any future period. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025 (our "Annual Report").

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

The remaining duration of our drilling contracts based on those in place as of June 30, 2025 was between approximately 1 month and 5 years.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	June 30, 2025	December 31, 2024
Current contract assets	$2.6	$1.3
Noncurrent contract assets	$4.5	$5.5
Current contract liabilities (deferred revenue)	$73.7	$87.2
Noncurrent contract liabilities (deferred revenue)	$68.1	$71.4

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2024	$6.8	$158.6
Revenue recognized in advance of right to bill customer	1.1	—
Increase due to revenue deferred during the period	—	50.9
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(50.2)
Decrease due to amortization of deferred revenue added during the period	—	(13.2)
Decrease due to transfer to receivables and payables during the period	(0.8)	(4.3)
Balance as of June 30, 2025	$7.1	$141.8

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Deferred contract costs are included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $45.3 million and $47.4 million as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, amortization of such costs totaled $8.8 million and $21.6 million, respectively. During the three and six months ended June 30, 2024, amortization of such costs totaled $25.7 million and $49.1 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $10.7 million and $12.9 million as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, amortization of such costs totaled $2.2 million and $4.4 million, respectively. During the three and six months ended June 30, 2024, amortization of such costs totaled $2.5 million and $5.6 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

The table below reflects the expected future amortization of our contract liabilities and deferred costs recorded as of June 30, 2025. In the case of our contract liabilities related to our bareboat charter arrangements with ARO, the contract liability is not amortized and as such, the amount is reflected in the table below at the end of the current lease term. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

	(In millions)
	Remaining 2025	2026	2027	2028 and Thereafter	Total
Amortization of contract liabilities	$42.1	$59.6	$28.2	$11.9	$141.8
Amortization of deferred costs	$22.1	$28.6	$5.3	$—	$56.0

Note 3 -Equity Method Investment in ARO

Background

ARO is a 50/50 unconsolidated joint venture between the Company and Saudi Aramco that owns and operates jackup drilling rigs in Saudi Arabia. As of June 30, 2025, ARO owned nine jackup rigs, had ordered one newbuild jackup rig and leased seven rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
50% interest in ARO net loss	$(4.3)	$(3.4)	$(4.8)	$(4.2)
Amortization of basis differences	3.2	3.1	6.3	6.3
Equity in earnings (losses) of ARO	$(1.1)	$(0.3)	$1.5	$2.1

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements are included within Operating revenues in our Condensed Consolidated Statements of Operations and were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from Lease Agreements	$16.9	$12.6	$30.4	$31.6

Our balances related to the ARO lease agreements were as follows (in millions):

	June 30, 2025	December 31, 2024
Amounts receivable (1)	$26.8	$16.5
Contract liabilities (2)	$16.8	$14.1
Accounts payable (2)	$51.3	$43.1

(1)Amounts receivable from ARO are included in Accounts receivable, net in our Condensed Consolidated Balance Sheets.
(2)The per day bareboat charter amount in the Lease Agreements is subject to adjustment based on actual performance of the respective rig and therefore, the corresponding contract liabilities are subject to adjustment during the lease term. Upon completion of the lease term, such amounts become a payable to or a receivable from ARO. In addition, the accounts payable balance includes amounts owed to ARO for certain reimbursable costs.

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

The principal amount and discount of the Notes Receivable from ARO were as follows (in millions):

	June 30, 2025	December 31, 2024
Principal amount	$376.6	$376.6
Discount	(68.1)	(80.4)
Carrying value	$308.5	$296.2

Interest receivable (1)(2)	$8.0	$—

(1)Our interest receivable from ARO is included in Accounts receivable, net in our Condensed Consolidated Balance Sheets.
(2)The 2024 interest on the Notes Receivable from ARO of approximately $24.6 million was paid in kind in December 2024 by increasing the principal balance of the Notes Receivable from ARO.

Interest income earned on the Notes Receivable from ARO was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$4.0	$5.2	$8.0	$12.2
Non-cash amortization (1)(2)	6.2	20.6	12.3	27.6
Total interest income on the Notes Receivable from ARO	$10.2	$25.8	$20.3	$39.8

(1)Represents the amortization of the discount on the Notes Receivable from ARO using the effective interest method to interest income over the term of the notes.
(2)During the three and six months ended June 30, 2024, we recognized $13.9 million of non-cash interest income attributable to a settlement agreement executed in June 2024 whereby $50.7 million of accounts payable due to ARO was net settled against a portion of the Notes Receivable from ARO.

Note 4 -Fair Value Measurements

The carrying values and estimated fair values of certain of our financial instruments were as follows (in millions):

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2030 Second Lien Notes (1)	$1,084.3	$1,130.1	$1,082.7	$1,112.7
Notes Receivable from ARO (2)	$308.5	$379.4	$296.2	$378.3

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

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of June 30, 2025 and December 31, 2024.

Note 5 -Property and Equipment

Property and equipment consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Drilling rigs and equipment	$1,829.3	$1,660.9
Work-in-progress	583.6	607.6
Other	48.7	40.9
Total property and equipment, at cost	$2,461.6	$2,309.4

From time to time we may opportunistically sell assets to enhance shareholder value. Additionally, we may consider retiring assets that no longer meet our standards for economic returns. Gains and losses recognized on sale of assets are recognized in Other, net on the Condensed Consolidated Statements of Operations.

Pending Sale of VALARIS 247

In May 2025, we entered into an agreement to sell VALARIS 247, a rig within our Jackups segment, for approximately $108.0 million, subject to certain customary closing conditions and the completion of its current drilling contract. In accordance with the agreement, a $21.5 million deposit was made by the buyer into an escrow account held by a third party during the second quarter of 2025. We expect to collect the deposit and remaining proceeds and to recognize a pre-tax gain of approximately $87.0 million upon completion of the sale, which is expected to occur during the second half of 2025.

Sale of Retired Semis

In the first quarter of 2025, we approved a plan to retire three semisubmersible rigs within our Floaters segment, VALARIS DPS-3, VALARIS DPS-5, and VALARIS DPS-6 (collectively, the “Retired Semis”). In April 2025, the Retired Semis were sold for recycling and permanently removed from service for total cash proceeds of $10.0 million.

In connection with the retirement of the Retired Semis, during the first quarter of 2025, we recognized a loss on impairment of $7.8 million, which represents the amount of carrying value that exceeded the disposal group's aggregate fair value less costs to sell. We estimated the fair value using a market approach based on the preliminary sale agreement for the Retired Semis, which is considered a Level 3 input due to the level of estimation involved since the sale had not yet been completed at the time of our analysis.

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

Note 6 -Pension and Other Post-retirement Benefits

We have defined-benefit pension plans and retiree medical plans that provide post-retirement health and life insurance benefits.

The components of net periodic pension and retiree medical (income) loss were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest cost	$7.8	$7.4	$15.4	$14.8
Expected return on plan assets	(7.3)	(7.9)	(14.5)	(15.8)
Amortization of net gain	(0.2)	(0.2)	(0.4)	(0.4)
Net periodic pension and retiree medical (income) loss (1)	$0.3	$(0.7)	$0.5	$(1.4)

(1)Included in Other, net in our Condensed Consolidated Statements of Operations.

Note 7 -Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and includes the effect of all potentially dilutive stock equivalents, including warrants, restricted stock unit awards and performance stock unit awards.

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income attributable to our shares	$115.1	$149.6	$77.2	$175.1
Weighted average shares outstanding:
Basic	71.1	72.4	71.1	72.4
Effect of stock equivalents	0.2	1.3	0.2	1.3
Diluted	71.3	73.7	71.3	73.7

Anti-dilutive share awards totaling 255,000 and 274,000 were excluded from the computation of diluted EPS for the three and six months ended June 30, 2025, respectively.

Anti-dilutive share awards totaling 146,000 and 129,000 were excluded from the computation of diluted EPS for the three and six months ended June 30, 2024, respectively.

We had 5,470,900 warrants outstanding (the "Warrants") as of June 30, 2025 to purchase common shares of Valaris Limited (the "Common Shares"), which are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant and expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders. These warrants are anti-dilutive for all periods presented.

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

As of June 30, 2025, we were in compliance in all material respects with our covenants under the Indenture.

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

As of June 30, 2025, we were in compliance in all material respects with our covenants under the 2028 Credit Agreement. We had no amounts outstanding under the 2028 Credit Agreement as of June 30, 2025.

Note 9 -Shareholders' Equity

Activity in our various shareholders' equity accounts for the six months ended June 30, 2025 and 2024 were as follows (in millions):

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2024	76.2	$0.8	$1,113.3	$16.4	$1,398.9	$34.2	$(325.1)	$5.8
Net loss	—	—	—	—	(37.9)	—	—	(1.3)
Share-based compensation cost	—	—	5.6	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.1	—	—	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.3)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	1.3	—	—
BALANCE, March 31, 2025	76.3	$0.8	$1,118.6	$16.4	$1,361.0	$35.3	$(325.1)	$4.5
Net income (loss)	—	—	—	—	115.1	—	—	(0.9)
Share-based compensation cost	—	—	6.0	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Foreign currency translation adjustments	—	—	—	—	—	1.8	—	—
BALANCE, June 30, 2025	76.3	$0.8	$1,124.6	$16.4	$1,476.1	$36.9	$(325.1)	$3.6

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2023	75.4	$0.8	$1,119.8	$16.4	$1,025.5	$25.2	$(200.1)	$9.4
Net income	—	—	—	—	25.5	—	—	—
Share-based compensation cost	—	—	8.0	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.1)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	0.1	—	—
BALANCE, March 31, 2024	75.4	$0.8	$1,127.7	$16.4	$1,051.0	$25.1	$(200.1)	$9.4
Net income	—	—	—	—	149.6	—	—	1.2
Share-based compensation cost	—	—	7.4	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.3)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(0.6)	—	—
BALANCE, June 30, 2024	75.4	$0.8	$1,134.8	$16.4	$1,200.6	$24.3	$(200.1)	$10.6

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

There were no share repurchases during each of the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, we had approximately $275.0 million available for share repurchases pursuant to the Share Repurchase Program.

Note 10 -Income Taxes

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. In recent years, we determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method did not provide a reliable estimate of income taxes and we began using a discrete effective tax rate method to calculate income taxes. We continued to utilize this methodology through 2024. In the first quarter of 2025, we reassessed our use of the discrete effective tax rate method and determined that we had sustained a reasonable period of meaningful pre-tax income to be able to more reliably estimate annualized pre-tax income or loss for the purposes of calculating the interim income tax provision. Accordingly, during the three and six months ended June 30, 2025, we calculated our tax provision by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items.

During the first quarter of 2025, we recognized $168.8 million of deferred tax expense from the establishment of a valuation allowance on deferred tax assets resulting from a change in estimated future taxable income in a certain operating jurisdiction in connection with the retirement of the Retired Semis. We intend to maintain this valuation allowance until there is sufficient evidence to support a reversal of the allowance. The timing and amount of future valuation allowance reductions are subject to future levels of contracting and profitability achieved or by the expiration of the related deferred tax assets. See "Note 5 - Property and Equipment" for further disclosure regarding the Retired Semis.

The consolidated effective tax rate for the three and six months ended June 30, 2025, excluding the impact of discrete tax items, was 15.2%. The discrete tax items for the six months ended June 30, 2025, primarily related to the establishment of the valuation allowance described above.

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

Luxembourg Tax Assessments

In December 2023, one of the Company’s Luxembourg subsidiaries received tax assessments for fiscal years 2019, 2020, 2021 and 2023. In February 2024, the Luxembourg tax authorities rescinded the portion of the assessment relating to 2023, resulting in a revised aggregate tax assessment of approximately €60.0 million (approximately $65.0 million converted at then-current exchange rates). We recorded a liability for uncertain tax positions for this amount during the fourth quarter of 2023 and contested the validity and amount of the assessments. In April 2024, we received a favorable decision from the Luxembourg tax authorities stating that the assessments for the 2019-2021 tax years are not enforceable. As a result, we reversed the uncertain tax position liability for the previously issued assessments and recognized a tax benefit of approximately $65.0 million in the second quarter of 2024.

Malaysia Tax Assessment

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR117.0 million (approximately $28.0 million converted at current period-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount. In order to further contest the assessment, we agreed to a seven-month payment plan which commenced in August 2024. As of June 30, 2025, all payments under the seven-month payment plan have been made and are included within Other assets in the Condensed Consolidated Balance Sheets. We have not recorded a liability for uncertain tax positions as of June 30, 2025, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and will vigorously contest this assessment.

Australian Tax Assessment

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million, plus interest, related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29.0 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. In December 2024, we reached a settlement agreement with the Australian tax authorities for A$4.0 million (approximately $2.0 million at then-current exchange rates). Accordingly, we released approximately $18.0 million of the uncertain tax position liability previously recognized and recognized a corresponding tax benefit in our Condensed Consolidated Statements of Operations for these assessments in the fourth quarter of 2024. We no longer had a liability for unrecognized tax benefits relating to these assessments as of December 31, 2024. During the first quarter of 2025, we received refunds (including interest) totaling A$42.0 million (approximately $26.0 million at then-current-period exchange rates).

Tax Legislation

On July 4, 2025, the U.S. enacted H.R. 1, informally referred to as the One Big Beautiful Bill Act (“OBBBA”). Among other provisions, the OBBBA includes the permanent extension, with modifications, of certain business and international tax provisions originally enacted under the Tax Cuts and Jobs Act of 2017 that were scheduled to sunset at the end of 2025. While we continue to monitor further legislative developments and administrative guidance, we do not expect the OBBBA to have a material impact on our consolidated financial statements for the year ending December 31, 2025.

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

Letters of Credit

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of June 30, 2025 totaled $30.0 million and are issued under facilities provided by various banks and other financial institutions, but none were issued under the 2028 Credit Agreement. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of June 30, 2025, we had collateral deposits in the amount of $11.2 million with respect to these agreements.

Patent Litigation

In December 2022, a subsidiary of Transocean Ltd. commenced an arbitration proceeding against us alleging breach of a license agreement related to certain dual-activity drilling patents. In July 2025, the arbitration tribunal rendered a final decision awarding Transocean Ltd. $7.9 million in damages, including interest, and awarded Valaris $7.4 million as reimbursement for legal fees incurred in connection with this matter. As a result of this decision, in the three months ended June 30, 2025, we reversed $17.1 million of the $25.0 million liability previously accrued in 2024, leaving a balance of $7.9 million within Accrued liabilities and other on our Consolidated Balance Sheet as of June 30, 2025. Additionally, we recognized a $7.4 million receivable for the recovery of legal fees incurred within Accounts receivable, net on the Consolidated Balance Sheet as of June 30, 2025.

Brazil Administrative Matter

In July 2023, we received notice of an administrative proceeding initiated against us in Brazil. Specifically, the Federal Court of Accounts (“TCU”) sought from us, Samsung Heavy Industries (“SHI”) and others, on a joint and several basis, a total of approximately BRL 601.0 million (approximately $110.0 million at the current period‑end exchange rate) in damages that TCU asserted arose from the overbilling to Petrobras in 2015 in relation to the drilling services agreement with Petrobras for VALARIS DS-5 (the “DSA”). As fully disclosed in our prior periodic reports, the DSA was previously the subject of (1) investigations by the SEC and the U.S. Department of Justice, each of which closed their investigation of us in 2018 without any enforcement action, (2) an arbitration proceeding against SHI in which we prevailed, resulting in SHI making a $200.0 million cash payment to us in December 2019, and (3) a settlement with Petrobras normalizing our business relations in August 2018.

In May 2024, the Brazilian prosecutor issued an opinion recommending that the TCU close this matter against us. In July 2025, a trial was held and all claims against us were dismissed.

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

Segment information for the three and six months ended June 30, 2025 and 2024, respectively, are presented below (in millions):
Three Months Ended June 30, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$319.7	$212.0	$139.9	$40.6	$(139.9)	$572.3
Reimbursable revenues	7.2	26.0	—	9.7	—	42.9
Total operating revenues	326.9	238.0	139.9	50.3	(139.9)	615.2
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	176.3	124.3	96.4	17.4	(59.2)	355.2
Reimbursable expenses	6.7	24.3	—	9.5	—	40.5
Total contract drilling (exclusive of depreciation)	183.0	148.6	96.4	26.9	(59.2)	395.7
Depreciation	14.6	14.6	28.7	2.8	(25.2)	35.5
General and administrative	—	—	6.6	—	12.2	18.8
Equity in losses of ARO	—	—	—	—	(1.1)	(1.1)
Operating income	$129.3	$74.8	$8.2	$20.6	$(68.8)	$164.1
Property and equipment, net	$1,183.3	$643.4	$1,214.9	$133.6	$(1,153.6)	$2,021.6
Capital expenditures	$25.2	$39.8	$14.1	$—	$(11.9)	$67.2

Three Months Ended June 30, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues) (1)	$370.4	$166.8	$124.2	$35.6	$(124.2)	$572.8
Reimbursable revenues (1)	13.5	19.0	—	4.8	—	37.3
Total operating revenues (1)	383.9	185.8	124.2	40.4	(124.2)	610.1
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses) (1)	244.7	104.7	94.1	15.0	(55.6)	402.9
Reimbursable expenses (1)	12.7	18.5	—	4.6	—	35.8
Total contract drilling (exclusive of depreciation) (1)	257.4	123.2	94.1	19.6	(55.6)	438.7
Depreciation	14.1	10.9	19.7	2.5	(17.5)	29.7
General and administrative	—	—	5.5	—	27.0	32.5
Equity in losses of ARO	—	—	—	—	(0.3)	(0.3)
Operating income	$112.4	$51.7	$4.9	$18.3	$(78.4)	$108.9
Property and equipment, net	$1,117.3	$478.4	$1,188.2	$135.4	$(1,109.9)	$1,809.4
Capital expenditures	$50.5	$59.1	$155.5	$—	$(154.9)	$110.2

Six Months Ended June 30, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$675.7	$397.9	$274.6	$76.5	$(274.6)	$1,150.1
Reimbursable revenues	16.1	53.7	—	16.0	—	85.8
Total operating revenues	691.8	451.6	274.6	92.5	(274.6)	1,235.9
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	380.3	241.0	182.0	33.4	(107.5)	729.2
Reimbursable expenses	15.0	50.7	—	15.8	—	81.5
Total contract drilling (exclusive of depreciation)	395.3	291.7	182.0	49.2	(107.5)	810.7
Loss on impairment	7.8	—	—	—	—	7.8
Depreciation	28.8	27.3	58.2	5.6	(51.3)	68.6
General and administrative	—	—	12.9	—	30.3	43.2
Equity in earnings of ARO	—	—	—	—	1.5	1.5
Operating income	$259.9	$132.6	$21.5	$37.7	$(144.6)	$307.1
Property and equipment, net	$1,183.3	$643.4	$1,214.9	$133.6	$(1,153.6)	$2,021.6
Capital expenditures	$52.2	$110.0	$22.1	$—	$(16.9)	$167.4

Six Months Ended June 30, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues) (1)	$680.2	$306.1	$262.5	$77.7	$(262.5)	$1,064.0
Reimbursable revenues (1)	28.1	32.0	—	11.0	—	71.1
Total operating revenues (1)	708.3	338.1	262.5	88.7	(262.5)	1,135.1
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses) (1)	484.3	226.3	192.4	31.0	(118.6)	815.4
Reimbursable expenses (1)	26.5	30.8	—	10.8	—	68.1
Total contract drilling (exclusive of depreciation) (1)	510.8	257.1	192.4	41.8	(118.6)	883.5
Depreciation	27.3	21.3	38.7	3.8	(34.6)	56.5
General and administrative	—	—	11.3	—	47.7	59.0
Equity in earnings of ARO	—	—	—	—	2.1	2.1
Operating income	$170.2	$59.7	$20.1	$43.1	$(154.9)	$138.2
Property and equipment, net	$1,117.3	$478.4	$1,188.2	$135.4	$(1,109.9)	$1,809.4
Capital expenditures	$145.3	$115.4	$185.2	$—	$(184.4)	$261.5
(1)We have adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures beginning with the 2024 Annual Report. In connection with this, we updated our segment disclosure presentation for the three and six months ended June 30, 2024, to break out Reimbursable revenues and Reimbursable expenses from Revenues and Contract drilling expense, respectively. The disaggregation of these line items is presentational only and there were no impacts to the overall Total operating revenues or Total contract drilling expense (exclusive of depreciation) line items.

Information about Geographic Areas

As of June 30, 2025, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
Europe	6	11	—	17	—
Middle East & Africa	1	7	7	15	9
North & South America	6	5	—	11	—
Asia & Pacific Rim	2	4	—	6	—
Total	15	27	7	49	9

We provide management services in the Gulf of America on two rigs owned by a third party not included in the table above.

ARO ordered one newbuild jackup, Kingdom 3, which is under construction in the Middle East and is not included in the table above.

Note 13 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Trade	$489.2	$502.4
Income tax receivables	51.5	76.2
Other	30.0	9.2
	570.7	587.8
Allowance for doubtful accounts	(16.5)	(16.6)
	$554.2	$571.2

Other current assets consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Prepaid taxes	$71.6	$48.5
Deferred costs	37.9	38.6
Prepaid expenses	21.8	13.0
Other	25.7	26.9
	$157.0	$127.0

Accrued liabilities and other consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Income and other taxes payable	$90.8	$57.2
Personnel costs	81.1	89.2
Current contract liabilities (deferred revenues)	73.7	87.2
Lease liabilities	34.6	28.0
Accrued claims	22.2	39.5
Accrued interest	15.4	15.3
Other	28.6	34.6
	$346.4	$351.0

Other liabilities consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Unrecognized tax benefits (inclusive of interest and penalties)	$134.5	$128.3
Pension and other post-retirement benefits	100.8	106.5
Noncurrent contract liabilities (deferred revenues)	68.1	71.4
Lease liabilities	50.9	56.9
Other	23.3	20.1
	$377.6	$383.2

Condensed Consolidated Statements of Operations Information

Other, net consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net gain (loss) on sale of property	$0.8	$—	$27.9	$(0.1)
Net foreign currency exchange gains (losses)	(9.1)	2.5	(14.3)	$7.9
Net periodic pension and retiree medical income (loss)	(0.3)	0.7	(0.5)	1.4
Other income (expenses)	(0.1)	0.3	(0.6)	0.1
	$(8.7)	$3.5	$12.5	$9.3

Condensed Consolidated Statement of Cash Flows Information

Our restricted cash consists primarily of $11.2 million and $10.8 million of collateral on letters of credit at June 30, 2025 and December 31, 2024, respectively. See "Note 11 - Contingencies" for more information regarding our letters of credit.

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

Customer Concentration - Consolidated revenues with customers that individually contributed 10% or more of revenue in either of the six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Petróleo Brasileiro S.A. ("Petrobras")	13%	—%	—%	13%	10%	—%	—%	10%
BP plc ("BP")	3%	3%	5%	11%	10%	5%	4%	19%
Azule Energy ("Azule")	7%	3%	—%	10%	2%	—%	—%	2%
Equinor ASA ("Equinor")	6%	—%	—%	6%	10%	—%	—%	10%
Other customers (1)	24%	33%	3%	60%	31%	25%	3%	59%
	53%	39%	8%	100%	63%	30%	7%	100%

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Petrobras	13%	—%	—%	13%	10%	—%	—%	10%
BP	4%	3%	5%	12%	8%	4%	5%	17%
Azule	7%	2%	—%	9%	1%	—%	—%	1%
Equinor	7%	—%	—%	7%	10%	—%	—%	10%
Other customers (1)	25%	32%	2%	59%	33%	26%	3%	62%
	56%	37%	7%	100%	62%	30%	8%	100%
(1)Other customers includes customers that individually contributed to less than 10% of our total revenues.

Geographic Concentration - For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues for locations that individually had 10% or more of revenue were as follows (in millions):

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Brazil	$154.2	$—	$—	$154.2	$98.0	$—	$—	$98.0
Gulf of America	65.7	—	32.8	98.5	56.1	0.7	26.2	83.0
United Kingdom	—	97.8	—	97.8	—	95.6	—	95.6
Australia	38.0	40.1	—	78.1	43.0	16.2	—	59.2
Angola	42.3	21.3	—	63.6	42.1	—	—	42.1
Other countries (1)	26.7	78.8	17.5	123.0	144.7	73.3	14.2	232.2
	$326.9	$238.0	$50.3	$615.2	$383.9	$185.8	$40.4	$610.1

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Brazil	$318.2	$—	$—	$318.2	$229.1	$—	$—	$229.1
United Kingdom	—	198.5	—	198.5	—	167.8	—	167.8
Gulf of America	131.1	—	60.8	191.9	112.9	10.1	54.7	177.7
Australia	77.6	85.6	—	163.2	86.0	20.9	—	106.9
Angola	84.5	25.6	—	110.1	72.6	—	—	72.6
Other countries (1)	80.4	141.9	31.7	254.0	207.7	139.3	34.0	381.0
	$691.8	$451.6	$92.5	$1,235.9	$708.3	$338.1	$88.7	$1,135.1
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

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. We own the world's largest offshore drilling rig fleet, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet. As of July 31, 2025, we own 49 rigs, including 13 drillships, two semisubmersible rigs, 34 jackup rigs and a 50% equity interest in ARO, our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional nine rigs.

Our Industry

Demand for offshore drilling is primarily influenced by fundamental supply and demand dynamics for hydrocarbons. In recent months, the macroeconomic outlook grew more uncertain, with concerns that increased trade tariffs and corresponding increased supply chain costs could lead to a slowdown in global economic growth and a reduction in demand for hydrocarbons. Additionally, OPEC+ announced larger-than-expected reversals of oil production cuts, which could increase global crude oil supply. As a result, the average price of Brent crude oil declined to approximately $68 per barrel in the second quarter, more than 10% lower than the prior quarter. While near-term prices have been volatile, longer-dated Brent crude oil prices have remained relatively stable, with the five-year forward price remaining above $65 per barrel. At this level, nearly 90% of undeveloped offshore reserves are expected to be profitable according to Rystad Energy estimates. However, if oil prices continue to decline, demand and pricing for our services could be negatively impacted, which may have a material adverse effect on our business, results of operations and financial condition.
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

The following table summarizes our and 100% of ARO's contract backlog of business as of July 24, 2025 and February 18, 2025 (in millions):

	July 24, 2025	February 18, 2025
Floaters (1)	$2,744.2	$2,024.0
Jackups (2)	1,353.8	1,313.0
Other (3)	616.4	271.5
Total	$4,714.4	$3,608.5
ARO (4)	$2,349.3	$1,422.9
(1)The increase for Floaters is primarily due to multi-year contracts executed for VALARIS DS-16 and VALARIS DS-18 in the Gulf of America, a two-year contract award for VALARIS DS-10 offshore West Africa and a 250-day contract for VALARIS DS-15 offshore West Africa, which resulted in incremental aggregate backlog of approximately $1.2 billion, partially offset by revenues realized.
(2)The increase for Jackups is primarily due to various contract awards and extensions executed, which resulted in incremental aggregate backlog of approximately $345.0 million, partially offset by revenues realized. In June 2025, we received a suspension notice for our current contract on VALARIS 120, which becomes effective upon the completion of its current well, currently estimated to be during September 2025. The table above includes approximately $130.0 million of backlog for the period after the expected suspension date in mid-September.
(3)Other includes the backlog for our managed rig services and the bareboat charter backlog for the jackup rigs leased to ARO in order for ARO to fulfill certain of its drilling contracts with Saudi Aramco. The increase in Other is primarily due to five-year contract extensions for five of our leased rigs, VALARIS 116, VALARIS 140, VALARIS 141, VALARIS 146 and VALARIS 250, which resulted in incremental aggregate backlog of approximately $407.0 million, partially offset by revenues realized.
(4)The increase for ARO is primarily due to five-year contract extensions for the five leased rigs referenced above, which resulted in incremental aggregate backlog of approximately $1.2 billion, partially offset by revenues realized.

BUSINESS ENVIRONMENT

Floaters

After several years of increasing global floater utilization and day rates, the pace of contracting began to slow in mid-2024 with customer demand for 2024 and 2025 being deferred to future periods. As a consequence, we have seen a decline in the number of contracted benign environment floaters from a recent peak of 128 in April 2024 to 119 at June 30, 2025, representing 86% utilization of the global marketed fleet, which has put some pressure on day rates in the near term. While the macroeconomic outlook remains uncertain, both Valaris and the broader industry have seen a recent uptick in contracting activity for work commencing in mid-2026 and beyond, and we remain in active discussions with customers on additional opportunities for our floater fleet.

From a supply perspective, as of June 30, 2025, there were 159 benign environment floaters in the global fleet. Since the beginning of 2025, there have been six benign environment floaters retired, including three Valaris rigs, and we could see further rigs removed from the global floater fleet in response to the recent decline in global utilization. Also, given the expected high construction cost and lack of shipyard capacity, we do not believe that market conditions are supportive of floater newbuild construction for the foreseeable future.

Jackups
Global jackup utilization and day rates increased for several years but started to moderate following Saudi Arabia's announcement in early 2024 that they plan to maintain maximum sustainable capacity at 12 million barrels per day. Since this announcement, Saudi Aramco has suspended contracts for 37 rigs, which represents 8% of the marketed jackup fleet, including VALARIS 143, VALARIS 147 and VALARIS 148. To date, 18 of the 37 suspended rigs have been contracted in other regions and one rig has been retired from the offshore drilling fleet. We believe that less than half of the remaining suspended rigs are likely to be competitive in other higher-specification, benign environment regions.
Utilization for the global marketed jackup fleet was 90% at June 30, 2025, compared to 94% in early 2024. This decrease in global utilization has put some downward pressure on day rates in certain benign environment regions. However, other benign environment markets where we operate, such as Australia and Trinidad, have been largely insulated from this and day rates in these regions have remained relatively firm.
From a supply perspective, as of June 30, 2025, there were 500 jackups in the global fleet, with 28% of the current jackup fleet being more than 40 years of age with limited useful lives remaining. Further, we believe that some of the jackups that are currently idle are not competitive, either due to their age or the length of time stacked. Expenditures required to reactivate some of these rigs may prove cost prohibitive and drilling contractors may instead elect to scrap certain rigs. We believe there are only 11 newbuild jackups remaining at shipyards, of which eight are at Chinese shipyards, some of which are expected to be used locally in China.

RESULTS OF OPERATIONS

Management believes the comparison of the most recently completed quarter to the immediately preceding quarter provides more relevant information needed to understand and analyze the business. As such, as permitted under applicable SEC rules, we have elected to discuss any material changes in our results of operations by including a comparison of our most recently completed fiscal quarter ended June 30, 2025 (the "current quarter") to the immediately preceding fiscal quarter ended March 31, 2025 (the "preceding quarter"). We also discuss any material changes in our results of operations for the six months ended June 30, 2025 compared to the corresponding period of the preceding fiscal year (the "prior year period"), as required under the applicable SEC rules.

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

Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025

The following table summarizes our Condensed Consolidated Results of Operations for the three months ended June 30, 2025 and March 31, 2025 (in millions, except percentages):

	Three Months Ended		Change	% Change
	June 30, 2025	March 31, 2025
Operating revenues
Revenues (exclusive of reimbursable revenues)	$572.3	$577.8	$(5.5)	(1)%
Reimbursable revenues	42.9	42.9	—	—%
Total operating revenues	615.2	620.7	(5.5)	(1)%
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	355.2	374.0	(18.8)	(5)%
Reimbursable expenses	40.5	41.0	(0.5)	(1)%
Total contract drilling (exclusive of depreciation)	395.7	415.0	(19.3)	(5)%
Loss on impairment	—	7.8	(7.8)	NM
Depreciation	35.5	33.1	2.4	7%
General and administrative	18.8	24.4	(5.6)	(23)%
Total operating expenses	450.0	480.3	(30.3)	(6)%
Equity in earnings (losses) of ARO	(1.1)	2.6	(3.7)	(142)%
Operating income	164.1	143.0	21.1	15%
Other income (expense), net	(18.4)	11.3	(29.7)	(263)%
Provision for income taxes	31.5	193.5	(162.0)	(84)%
Net income (loss)	114.2	(39.2)	153.4	(391)%
Net loss attributable to noncontrolling interests	0.9	1.3	(0.4)	(31)%
Net income (loss) attributable to Valaris	$115.1	$(37.9)	$153.0	NM
NM - Not meaningful

Revenues decreased in the current quarter compared to the preceding quarter, primarily due $27.9 million of lower revenues for VALARIS DS-12, which completed its contract in March 2025 and was subsequently warm stacked, largely offset by $18.2 million of revenues for VALARIS 144, which commenced a contract following its mobilization during the preceding quarter. Further contributing to the decrease was the recognition of a non-recurring $7.3 million termination fee in the preceding quarter related to the cancellation of a short-term contract for VALARIS 247. These net decreases were partially offset by a $10.3 million net increase in average daily revenues for the remaining fleet, primarily driven by various jackups commencing new contracts at higher day rates than those earned in the preceding quarter, reduced in part by lower amortized mobilization and upgrade revenue for VALARIS DS-17, which completed its initial contract term late in the preceding quarter.

Contract drilling expense decreased in the current quarter compared to the preceding quarter, primarily driven by a partial reversal of $17.1 million for a previously accrued legal matter in the current quarter. Further contributing to the decrease was a $6.3 million decrease in amortized mobilization costs, largely attributable to VALARIS DS-17, and a $4.3 million decrease in expenses for the Retired Semis (as defined below), which were sold in April 2025, and VALARIS DS-12, which was warm stacked upon the completion of its contract in the preceding quarter. These decreases were partially offset by a $6.7 million increase in costs associated with VALARIS 144, which commenced a new contract in late March 2025.

During the preceding quarter, we approved a plan to retire VALARIS DPS-3, VALARIS DPS-5 and VALARIS DPS-6 rigs (collectively, the "Retired Semis") and the rigs were subsequently sold for recycling and removed from service in April 2025. In connection with this plan, we recognized a loss on impairment of $7.8 million during the preceding quarter. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the retirement of these assets.

General and administrative expense decreased in the current quarter compared to the preceding quarter, primarily driven by a $7.4 million cost recovery award recognized in the current quarter for fees incurred related to a legal matter.

Other income (expense), net, decreased primarily due to an aggregate $27.0 million of pre-tax gains recognized in the preceding quarter related to the sales of VALARIS 75 and an office in Angola.

The consolidated effective tax rate, excluding the impact of immaterial discrete tax items for the current quarter, was 15.2%. The consolidated effective tax rate, excluding the impact of discrete tax items for the preceding quarter, was 15.1%. Discrete tax items for the preceding quarter were primarily attributable to the establishment of a $168.8 million valuation allowance in connection with the retirement of the Retired Semis.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table summarizes our Condensed Consolidated Results of Operations for the six months ended June 30, 2025 and 2024 (in millions, except percentages):

	Six Months Ended		Change	% Change
	June 30, 2025	June 30, 2024
Operating revenues
Revenues (exclusive of reimbursable revenues) (1)	$1,150.1	$1,064.0	$86.1	8%
Reimbursable revenues (1)	85.8	71.1	14.7	21%
Total operating revenues (1)	1,235.9	1,135.1	100.8	9%
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses) (1)	729.2	815.4	(86.2)	(11)%
Reimbursable expenses (1)	81.5	68.1	13.4	20%
Total contract drilling (exclusive of depreciation) (1)	810.7	883.5	(72.8)	(8)%
Loss on impairment	7.8	—	7.8	NM
Depreciation	68.6	56.5	12.1	21%
General and administrative	43.2	59.0	(15.8)	(27)%
Total operating expenses	930.3	999.0	(68.7)	(7)%
Equity in earnings of ARO	1.5	2.1	(0.6)	(29)%
Operating income	307.1	138.2	168.9	122%
Other income (expense), net	(7.1)	21.0	(28.1)	(134)%
Provision (benefit) for income taxes	225.0	(17.1)	242.1	NM
Net income	75.0	176.3	(101.3)	(57)%
Net (income) loss attributable to noncontrolling interests	2.2	(1.2)	3.4	(283)%
Net income attributable to Valaris	$77.2	$175.1	$(97.9)	(56)%
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

Revenues increased compared to the prior year period in part due to incremental revenues of $69.9 million for VALARIS DS-7, following its reactivation and commencement of a contract in May 2024, and $35.8 million for VALARIS 247, which returned to work in the second half of 2024 following contract preparation and mobilization. For the remaining fleet, we had a net increase of $115.4 million from higher average daily revenues, primarily due to various rigs working under higher day rate contracts during the six months ended June 30, 2025. These increases were partially offset by a net decrease of $142.5 million from fewer operating days in the current quarter, largely driven by certain of our floater rigs, including VALARIS DPS-5, which completed its contract in the third quarter of 2024 and was sold in April 2025, and VALARIS DS-10 and VALARIS DS-12, which completed their contracts and were warm stacked since the prior year period.

Contract drilling expense decreased primarily due to $24.0 million of lower costs for the Retired Semis, which were sold in April 2025, a $17.8 million decrease related to VALARIS DS-7, largely driven by reactivation costs incurred in the prior year period which were partially offset by incremental operating costs in the six months ended June 30, 2025, and $13.5 million of lower operating costs for VALARIS DS-10 and VALARIS DS-12, which operated in the prior year period but are now warm stacked. For the remaining fleet, we had a decrease of $17.2 million from lower mobilization costs for certain rigs compared to the prior year period and a decrease of $17.1 million for the partial reversal of a previously accrued legal matter in the second quarter of 2025.

In connection with the retirement of the Retired Semis, we recognized a loss on impairment of $7.8 million during the six months ended June 30, 2025. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the retirement of these assets.

Depreciation expense increased primarily due to new assets placed in service since the prior year period, including those related to rigs that underwent capital upgrades.

General and administrative expenses decreased primarily due to a $7.4 million cost recovery award recognized in the second quarter of 2025 for fees incurred related to a legal matter, combined with lower professional fees and lower compensation related to our long-term incentive plans compared to the prior year period.

Other income (expense), net, decreased primarily due to lower interest income of $22.5 million, unfavorable foreign currency exchange rate fluctuations of $22.2 million and an $8.8 million increase in interest expense. These decreases were partially offset by an aggregate $27.0 million of pre-tax gains recognized in the six months ended June 30, 2025 related to the sales of VALARIS 75 and an office in Angola.

The consolidated effective tax rate, excluding the impact of discrete tax items for the six months ended June 30, 2025, was 15.2%. Discrete tax items during this period were primarily attributable to the establishment of a $168.8 million valuation allowance in connection with the retirement of the Retired Semis. Discrete income tax benefit for the prior year period was $70.5 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, including the reversal of a liability associated with tax assessments received from the Luxembourg tax authorities (see "Note 10 - Income Taxes" to our consolidated financial statements included in "Item 1. Financial Statements" for information on this matter), and the resolution of other prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense for the prior year period was $53.4 million.

Rig Counts, Utilization and Average Daily Revenue

The following table summarizes the total and active offshore drilling rigs for Valaris and ARO as of the following dates:

	June 30, 2025	March 31, 2025	June 30, 2024
Total Fleet
Floaters (1)	15	18	18
Jackups (2)	27	27	26
Other (3)	7	7	9
Total Fleet - Valaris	49	52	53
ARO (4)	9	9	9

Active Fleet (5)
Floaters (6)	12	12	13
Jackups	18	18	18
Other (3)	7	7	9
Active Fleet - Valaris	37	37	40
ARO (4)	9	9	9

(1)During the second quarter of 2025, VALARIS DPS-3, VALARIS DPS-5 and VALARIS DPS-6 were sold.
(2)During the fourth quarter of 2024, the contracts with ARO for VALARIS 147 and VALARIS 148 were terminated and these two rigs have since been preservation stacked. During the first quarter of 2025, we sold VALARIS 75.
(3)This represents the jackup rigs leased to ARO through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. Rigs leased to ARO operate under long-term contracts with Saudi Aramco. During the fourth quarter of 2024, the lease contracts with ARO for VALARIS 147 and VALARIS 148 were terminated.
(4)This represents the jackup rigs owned by ARO, which are operating under long-term contracts with Saudi Aramco. This table does not include Kingdom 3, a newbuild jackup that is under construction in the Middle East.
(5)Active fleet represents rigs that are not preservation stacked and includes rigs that are in the process of being reactivated.

(6)During the first quarter of 2025, we removed VALARIS DPS-5 from the active fleet. The rig was subsequently sold in April 2025.

We provide management services in the Gulf of America on two rigs owned by a third-party that are not included in the table above.

Operating results for our contract drilling services segment are largely dependent on two primary revenue metrics: utilization and day rates. The following table summarizes our and ARO's rig utilization and average daily revenue by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Rig Utilization - Total Fleet (1)
Floaters	60%	57%	59%	64%
Jackups	61%	57%	59%	55%
Other (2)	100%	100%	100%	100%
Total Valaris	68%	64%	66%	66%
ARO	85%	87%	86%	86%

Rig Utilization - Active Fleet (1)
Floaters	78%	81%	80%	88%
Jackups	92%	87%	89%	77%
Other (2)	100%	100%	100%	100%
Total Valaris	89%	88%	89%	86%
ARO	85%	87%	86%	86%

Average Daily Revenue (3)
Floaters	$377,000	$384,000	$381,000	$327,000
Jackups	142,000	128,000	135,000	114,000
Other (2)	50,000	44,000	47,000	41,000
Total Valaris	$181,000	$182,000	$181,000	$160,000
ARO	$113,000	$108,000	$110,000	$102,000

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
Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025

Segment information for the current quarter and preceding quarter is as follows (in millions):

Three Months Ended June 30, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues)	$319.7	$212.0	$139.9	$40.6	$(139.9)	$572.3
Reimbursable revenues	7.2	26.0	—	9.7	—	42.9
Total operating revenues	326.9	238.0	139.9	50.3	(139.9)	615.2
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	176.3	124.3	96.4	17.4	(59.2)	355.2
Reimbursable expenses	6.7	24.3	—	9.5	—	40.5
Total contract drilling (exclusive of depreciation)	183.0	148.6	96.4	26.9	(59.2)	395.7
Depreciation	14.6	14.6	28.7	2.8	(25.2)	35.5
General and administrative	—	—	6.6	—	12.2	18.8
Equity in losses of ARO	—	—	—	—	(1.1)	(1.1)
Operating income	$129.3	$74.8	$8.2	$20.6	$(68.8)	$164.1

Three Months Ended March 31, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues)	$356.0	$185.9	$134.7	$35.9	$(134.7)	$577.8
Reimbursable revenues	8.9	27.7	—	6.3	—	42.9
Total operating revenues	364.9	213.6	134.7	42.2	(134.7)	620.7
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	204.0	116.7	85.6	16.0	(48.3)	374.0
Reimbursable expenses	8.3	26.4	—	6.3	—	41.0
Total contract drilling (exclusive of depreciation)	212.3	143.1	85.6	22.3	(48.3)	415.0
Loss on impairment	7.8	—	—	—	—	7.8
Depreciation	14.2	12.7	29.5	2.8	(26.1)	33.1
General and administrative	—	—	6.3	—	18.1	24.4
Equity in earnings of ARO	—	—	—	—	2.6	2.6
Operating income	$130.6	$57.8	$13.3	$17.1	$(75.8)	$143.0

Floaters

Floater revenues decreased $36.3 million, or 10%, for the current quarter compared to the preceding quarter, primarily due to $27.9 million of lower revenues for VALARIS DS-12, which completed its contract in March 2025 and was subsequently warm stacked. Further contributing to the decrease was a net decline in average daily revenues, largely attributable to $9.6 million of lower amortization of mobilization and upgrade revenues for VALARIS DS-17, which completed its initial contract term late in the preceding quarter.

Floater contract drilling expense decreased $27.7 million, or 14%, for the current quarter compared to the preceding quarter, primarily driven by a partial reversal of $17.1 million for a previously accrued legal matter in the current quarter. Further contributing to the decrease were $5.5 million of lower amortized mobilization costs, largely attributable to VALARIS DS-17, and a $4.3 million decrease in expenses for the Retired Semis, which were sold in April 2025, and VALARIS DS-12, which was warm stacked upon the completion of its contract in the preceding quarter.

In connection with our plan to sell the Retired Semis, we recognized a loss on impairment of $7.8 million during the preceding quarter. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the retirement of these assets.

Jackups

Jackup revenues increased $26.1 million, or 14%, for the current quarter compared to the preceding quarter, primarily driven by $18.2 million of incremental revenue related to the commencement of a contract for VALARIS 144 following its mobilization during the preceding quarter. For the remainder of the jackup fleet, there was a net increase of $10.3 million from higher average daily revenues, largely due to various jackups in our fleet commencing new contracts at higher day rates than those earned in the preceding quarter. These increases were partially offset by a $7.3 million decrease from the recognition of a non-recurring termination fee in the preceding quarter related to the cancellation of a short-term contract for VALARIS 247.

Jackup contract drilling expense increased $7.6 million, or 7%, for the current quarter compared to the preceding quarter, primarily due to a $6.7 million increase in costs associated with VALARIS 144, which commenced a new contract following its mobilization during the preceding quarter.

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

ARO revenue increased $5.2 million, or 4%, for the current quarter compared to the preceding quarter, primarily due to an increase of $7.8 million from higher average daily revenues resulting from the commencement of four long-term contract extensions at higher day rates than those earned in the preceding quarter. This increase was partially offset by a net decrease of $2.3 million from fewer operating days in the current quarter for certain rigs that underwent scheduled repairs.

ARO contract drilling expense increased $10.8 million, or 13%, for the current quarter compared to the preceding quarter, primarily due to higher repairs and maintenance costs of $4.9 million related to scheduled repairs and an increase of $4.3 million from higher bareboat charter lease expenses resulting from the commencement of four long-term bareboat charter lease extensions at higher rates than the preceding quarter.

Other

Other revenue increased $4.7 million, or 13%, for the current quarter compared to the preceding quarter, primarily due to an increase in lease revenue resulting from the commencement of four long-term bareboat charter lease extensions at higher rates for our leased rigs to ARO in the current quarter.

Other contract drilling expense remained relatively flat for the current quarter compared to the preceding quarter.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Segment information for the six months ended June 30, 2025 and 2024 is as follows (in millions):

Six Months Ended June 30, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$675.7	$397.9	$274.6	$76.5	$(274.6)	$1,150.1
Reimbursable revenues	16.1	53.7	—	16.0	—	85.8
Total operating revenues	691.8	451.6	274.6	92.5	(274.6)	1,235.9
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	380.3	241.0	182.0	33.4	(107.5)	729.2
Reimbursable expenses	15.0	50.7	—	15.8	—	81.5
Total contract drilling (exclusive of depreciation)	395.3	291.7	182.0	49.2	(107.5)	810.7
Loss on impairment	7.8	—	—	—	—	7.8
Depreciation	28.8	27.3	58.2	5.6	(51.3)	68.6
General and administrative	—	—	12.9	—	30.3	43.2
Equity in earnings of ARO	—	—	—	—	1.5	1.5
Operating income	$259.9	$132.6	$21.5	$37.7	$(144.6)	$307.1

Six Months Ended June 30, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues) (1)	$680.2	$306.1	$262.5	$77.7	$(262.5)	$1,064.0
Reimbursable revenues (1)	28.1	32.0	—	11.0	—	71.1
Total operating revenues (1)	708.3	338.1	262.5	88.7	(262.5)	1,135.1
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses) (1)	484.3	226.3	192.4	31.0	(118.6)	815.4
Reimbursable expenses (1)	26.5	30.8	—	10.8	—	68.1
Total contract drilling (exclusive of depreciation) (1)	510.8	257.1	192.4	41.8	(118.6)	883.5
Depreciation	27.3	21.3	38.7	3.8	(34.6)	56.5
General and administrative	—	—	11.3	—	47.7	59.0
Equity in earnings of ARO	—	—	—	—	2.1	2.1
Operating income	$170.2	$59.7	$20.1	$43.1	$(154.9)	$138.2

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

Floaters

Floater revenues decreased $4.5 million, or 1%, during the six months ended June 30, 2025 compared to the prior year period, primarily due to a $150.2 million decrease resulting from fewer operating days largely driven by VALARIS DPS-5, which completed its contract in the second half of 2024 and was sold in April 2025, and VALARIS DS-10 and VALARIS DS-12, which completed their contracts and were warm stacked since the prior year period, partially offset by $69.9 million of incremental revenue for VALARIS DS-7, following its reactivation and commencement of a new contract in May 2024. The decline in operating days was partially offset by a net increase of $75.5 million from higher average daily revenues, driven by certain rigs working under higher day rate contracts during the six months ended June 30, 2025 compared to the prior year period, partially offset by lower amortization of mobilization and upgrade revenues.

Floater contract drilling expense decreased $104.0 million, or 21%, during the six months ended June 30, 2025 compared to the prior year period, primarily due to $24.0 million of lower costs for the Retired Semis, which were sold in April 2025, a $17.8 million decrease in expenses related to VALARIS DS-7, largely driven by reactivation costs incurred in the prior year period which were partially offset by incremental operating costs in the six months ended June 30, 2025, and $13.5 million of lower operating costs for VALARIS DS-10 and VALARIS DS-12, which operated in the prior year period but are now warm stacked. Further contributing to the decrease were a $17.1 million partial reversal of a previously accrued legal matter in the second quarter of 2025, $10.8 million of lower personnel-related costs, primarily driven by incremental headcount requirements for VALARIS DS-17 while working in Argentina in the prior year period, and $10.4 million from lower amortized mobilization costs attributable to certain rigs in the floater fleet.

In connection with the retirement of the Retired Semis, we recognized a loss on impairment of $7.8 million during the six months ended June 30, 2025. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the retirement of these assets.

Jackups

Jackup revenues increased $91.8 million, or 30%, during the six months ended June 30, 2025 compared to the prior year period, primarily due to incremental revenues of $35.8 million from VALARIS 247, which returned to work in the second half of 2024 following contract preparation and mobilization from the United Kingdom to Australia. Further contributing to the increase were higher average daily revenues of $31.2 million, largely due to various jackups in our fleet commencing new contracts at higher day rates relative to those earned in the prior year period, and a $17.5 million net increase from more operating days, primarily attributable to rigs which were preparing for new contracts or undergoing scheduled maintenance activities in the prior year period.

Jackup contract drilling expense increased $14.7 million, or 6%, during the six months ended June 30, 2025 compared to the prior year period, primarily due to $11.1 million of incremental costs related to VALARIS 247, which returned to work in the second half of 2024.

ARO

ARO revenue increased $12.1 million, or 5%, during the six months ended June 30, 2025 compared to the prior year period, primarily driven by an increase of $33.6 million from Kingdom 2, which commenced operations in August 2024, and VALARIS 108, which we began leasing to ARO late in the first quarter of 2024. Further contributing to the increase were higher average daily revenues of $12.2 million resulting from the commencement of four long-term contract extensions at higher day rates than those earned in the prior year period, and a net increase of $10.5 million from more operating days as a result of certain rigs which were undergoing maintenance projects in the prior year period. These increases were partially offset by a decrease of $45.6 million related to the contract terminations for VALARIS 143, VALARIS 147 and VALARIS 148 during 2024.

ARO contract drilling expense decreased $10.4 million, or 5%, during the six months ended June 30, 2025 compared to the prior year period, primarily due to lower personnel-related costs of $5.5 million and a $3.3 million net decrease in bareboat charter lease expense, both of which are primarily related to the terminations of contracts and corresponding bareboat charter lease agreements for VALARIS 143, VALARIS 147 and VALARIS 148.

ARO depreciation expense increased $19.5 million during the six months ended June 30, 2025 compared to the prior year period, primarily due to the additions of Kingdom 1 and Kingdom 2 to the fleet.

Other

Other revenue remained relatively flat during the six months ended June 30, 2025 compared to the prior year period.

Other contract drilling expense increased $2.4 million, or 8%, during the six months ended June 30, 2025 compared to the prior year period, primarily due to increased repairs and maintenance costs of $1.6 million.

Other Income (Expense)

The following table summarizes other income (expense) (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Interest income	$15.1	$14.4	$29.5	$52.0
Interest expense, net	(24.8)	(24.3)	(49.1)	(40.3)
Net gain (loss) on sale of property	0.8	27.1	27.9	(0.1)
Net foreign currency exchange gains (losses)	(9.1)	(5.2)	(14.3)	7.9
Net periodic pension and retiree medical income (loss)	(0.3)	(0.2)	(0.5)	1.4
Other, net	(0.1)	(0.5)	(0.6)	0.1
	$(18.4)	$11.3	$(7.1)	$21.0

Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025

Net gains on sale of property in the preceding quarter related to the sales of VALARIS 75 and an office in Angola, which resulted in pre-tax gains of $23.0 million and $4.0 million, respectively.

Net foreign currency exchange losses were $9.1 million in the current quarter compared to $5.2 million in the preceding quarter, primarily driven by unfavorable exchange rate movements in euros and Australian dollars relative to the preceding quarter.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Interest income decreased $22.5 million, or 43%, during the six months ended June 30, 2025 compared to the prior year period, primarily due to a $19.5 million decrease in interest income earned on our outstanding Notes Receivable from ARO, which was largely driven by the recognition of $13.9 million of non-cash interest income related to an adjustment to the discount on our outstanding Notes Receivable with ARO as part of a net settlement agreement in the prior year period and lower interest rates as a result of an annual interest rate reset that occurred at the end of 2024. Further contributing to the decrease was lower interest income on cash equivalents of $3.0 million as a result of lower average balances during the current quarter.

Interest expense increased $8.8 million, or 22%, during the six months ended June 30, 2025 compared to the prior year period, primarily due to lower capitalized interest for VALARIS DS-13 and VALARIS DS-14, which were delivered at the end of 2023 and mobilized to the shipyard in the prior year period.

Net gains on sale of property for the six months ended June 30, 2025 related to the sales of VALARIS 75 and an office in Angola in the first quarter of 2025, which resulted in pre-tax gains of $23.0 million and $4.0 million, respectively.

Net foreign currency exchange losses were $14.3 million during the six months ended June 30, 2025 compared to $7.9 million of gains in the prior year period, primarily driven by unfavorable exchange rate movements in euros, Brazilian real and British pounds relative to the prior year period.

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

Our cash and cash equivalents as of June 30, 2025 and December 31, 2024 were $503.4 million and $368.2 million, respectively. We have no debt principal payments due until 2030 and had $375.0 million available for borrowing, including up to $150.0 million for the issuance of letters of credit, under the 2028 Credit Agreement as of July 25, 2025. See below and "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the 2028 Credit Agreement and the 8.375% Second Lien Notes due 2030.

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

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$275.9	$37.8
Capital expenditures	$(167.4)	$(261.5)

During the six months ended June 30, 2025, we generated $275.9 million of cash flow from operating activities primarily due to operating income for the period of $307.1 million and approximately $26.0 million of tax refunds received from the Australian tax authority during the first quarter of 2025, partially offset by other changes in working capital. An additional source of cash was $24.0 million of cash proceeds related to the sale of VALARIS 75 and the sale of the Retired Semis. Our primary uses of cash were $167.4 million for maintenance and upgrades of our drilling rigs.

During the six months ended June 30, 2024, we generated $37.8 million of cash flow from operating activities primarily due to operating income for the period of $138.2 million, partially offset by changes in working capital. Our primary uses of cash were $261.5 million for maintenance and upgrades of our drilling rigs, reactivation costs and costs related to the mobilization of VALARIS DS-13 and VALARIS DS-14 to their stacking location in early 2024.

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

The distribution of earnings to the joint-venture partners is at the discretion of the ARO board of managers, consisting of 50/50 membership of managers appointed by Saudi Aramco and managers appointed by us, with approval required by both shareholders. The timing and amount of any cash distributions to the joint venture partners cannot be predicted with certainty and will be influenced by various factors, including the liquidity position and long-term capital requirements of ARO. ARO has not made a cash distribution of earnings to its partners since its formation. ARO had cash and cash equivalents of $73.0 million as of June 30, 2025.

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

The following table summarizes the maturity schedule of our Notes Receivable from ARO as of June 30, 2025 (in millions):

Maturity Date	Principal Amount
October 2027	$213.6
October 2028	163.0
Total	$376.6

Share Repurchase Program

Our board of directors has authorized a share repurchase program under which we may purchase up to $600.0 million of our outstanding common shares. As of June 30, 2025, we had approximately $275.0 million available for share repurchases pursuant to the program. There were no share repurchases under this program during the three and six months ended June 30, 2025 and 2024. See "Note 9 - Shareholders' Equity" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on our share repurchase program.

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of June 30, 2025, we were contingently liable for an aggregate amount of $30.0 million under outstanding letters of credit, which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of June 30, 2025, we had collateral deposits in the amount of $11.2 million with respect to these agreements.

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash on hand and from ARO’s operations and/or funds available from third-party financing. The first two newbuild rigs, Kingdom 1 and Kingdom 2, were delivered in the fourth quarter 2023 and the second quarter of 2024, respectively. In October 2023, ARO entered into a $359.0 million term loan to finance the remaining payments due upon delivery of the two rigs and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. Our Notes Receivable from ARO are subordinated and junior in right of payment to ARO’s term loan. Additionally, in 2024, ARO entered into a revolving credit facility which provides for borrowings of up to $100.0 million. There were no amounts outstanding under the credit facility as of June 30, 2025.

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

Tax Assessments

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR 117.0 million (approximately $28.0 million converted at current quarter-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount. In order to further contest the assessment, we agreed to a seven-month payment plan which commenced in August 2024. As of June 30, 2025, all payments under the seven-month payment plan had been made. We have not recorded a liability for uncertain tax positions as of June 30, 2025, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and will vigorously contest this assessment.

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million, plus interest, related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29.0 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. In December 2024, we reached a settlement agreement with the Australian tax authorities for A$4.0 million (approximately $2.0 million at then-current exchange rates). Accordingly, we released approximately $18.0 million of the uncertain tax position liability previously recognized and recognized a corresponding tax benefit in our Condensed Consolidated Statements of Operations for these assessments in the fourth quarter of 2024. We no longer had a liability for unrecognized tax benefits relating to these assessments as of December 31, 2024. During the first quarter of 2025, we received refunds, including interest, totaling A$42.0 million (approximately $26.0 million at then-current exchange rates).

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

In May 2025, we entered into an agreement to sell VALARIS 247, a rig within our Jackups segment, for approximately $108.0 million, subject to certain customary closing conditions and the completion of its current drilling contract. In accordance with the agreement, a $21.5 million deposit was made by the buyer into an escrow account held by a third party during the second quarter of 2025. We expect to collect the deposit and remaining proceeds and to recognize a pre-tax gain of approximately $87.0 million upon completion of the sale, which is expected to occur during the second half of 2025.

During the first quarter of 2025 we sold VALARIS 75, a rig within our Jackups segment, for net proceeds of $24.0 million, resulting in the recognition of a pre-tax gain on sale of approximately $23.0 million. Of the proceeds, $14.0 million was collected upon closing, with the remaining $10.0 million expected to be received in equal installments on the first and second anniversaries of the closing.

Additionally, in the first quarter of 2025, we approved a plan to retire three semisubmersible rigs within our Floaters segment, VALARIS DPS-3, VALARIS DPS-5 and VALARIS DPS-6 (collectively, the "Retired Semis"). The Retired Semis were sold for recycling and removed from service in April 2025 for total cash proceeds of $10.0 million.

See "Note 5 – Property and Equipment" to our condensed consolidated financial statements included in “Item 1. Financial Statements” for further information regarding these divestitures.

MARKET RISK

Interest Rate Risk

Our outstanding debt at June 30, 2025 consisted of our $1.1 billion aggregate principal amount of 2030 Second Lien Notes. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates impacting the fair value of the debt.

Our 2028 Credit Agreement provides for commitments permitting borrowings of up to $375.0 million at June 30, 2025. As the interest rates for such borrowings are at variable rates, we are subject to interest rate risk. As of June 30, 2025, we had no outstanding borrowings under the 2028 Credit Agreement.

Our Notes Receivable from ARO bear interest based on the one-year term SOFR rate, set as of the end of the year prior to the year applicable, plus 2.10%. As the Notes Receivable from ARO bear interest on the applicable SOFR rate determined at the end of the preceding year, the rate governing our interest income in 2025 has already been determined. A hypothetical 1% decrease to SOFR would decrease interest income for the year ended December 31, 2025 by $3.8 million based on the principal amount outstanding at June 30, 2025 of $376.6 million.

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

Based on their evaluation as of June 30, 2025, our management, with the participation of our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2019, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.5 million liability related to these matters was included in Accrued liabilities and other on our Condensed Consolidated Balance Sheet as of June 30, 2025 included in "Item 1. Financial Statements."

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our board of directors has authorized a share repurchase program of up to $600.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and is subject to compliance with applicable covenants and restrictions under our financing agreements. The amount remaining for purchase was approximately $275.0 million as of June 30, 2025. There were no share repurchases under this program during the three months ended June 30, 2025.

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit Number	Exhibit
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included with Exhibit 101 attachments).
*   Filed herewith.
** Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris Limited

Date:	July 31, 2025	/s/ CHRISTOPHER T. WEBER
Christopher T. Weber Senior Vice President and Chief Financial Officer

/s/ MELISSA BARRON
Melissa Barron Controller (principal accounting officer)