Form 10-Q
period 2025-09-30
Valaris Ltd
filed 2025-10-30
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

As of October 23, 2025, there were 69,577,278 Common Shares of the registrant outstanding.

VALARIS LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
OPERATING REVENUES
Revenues (exclusive of reimbursable revenues)	$555.6	$599.9	$1,705.7	$1,663.9
Reimbursable revenues	40.1	43.2	125.9	114.3
Total operating revenues	595.7	643.1	1,831.6	1,778.2
OPERATING EXPENSES
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	367.6	422.6	1,096.8	1,238.0
Reimbursable expenses	38.0	39.5	119.5	107.6
Total contract drilling expenses (exclusive of depreciation)	405.6	462.1	1,216.3	1,345.6
Loss on impairment	—	—	7.8	—
Depreciation	37.1	31.7	105.7	88.2
General and administrative	26.9	30.6	70.1	89.6
Total operating expenses	469.6	524.4	1,399.9	1,523.4
EQUITY IN EARNINGS (LOSSES) OF ARO	4.4	(23.8)	5.9	(21.7)
OPERATING INCOME	130.5	94.9	437.6	233.1
OTHER INCOME (EXPENSE)
Interest income	22.6	17.5	52.1	69.5
Interest expense, net	(24.9)	(22.4)	(74.0)	(62.7)
Other, net	87.7	(2.8)	100.2	6.5
Total other income (expense)	85.4	(7.7)	78.3	13.3
INCOME BEFORE INCOME TAXES	215.9	87.2	515.9	246.4
PROVISION FOR INCOME TAXES
Current income tax expense (benefit)	29.4	20.5	81.1	(12.1)
Deferred income tax expense (benefit)	(0.8)	3.8	172.5	19.3
Total provision for income taxes	28.6	24.3	253.6	7.2
NET INCOME	187.3	62.9	262.3	239.2
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	0.8	1.7	3.0	0.5
NET INCOME ATTRIBUTABLE TO VALARIS	$188.1	$64.6	$265.3	$239.7
EARNINGS PER SHARE
Basic	$2.66	$0.89	$3.74	$3.31
Diluted	$2.65	$0.88	$3.73	$3.26
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	70.7	72.4	70.9	72.4
Diluted	71.0	73.2	71.2	73.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME	$187.3	$62.9	$262.3	$239.2
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net reclassification adjustment for amounts recognized in net income as a component of net periodic pension cost (benefit)	(0.2)	(0.1)	(0.6)	(0.5)
Foreign currency translation adjustments	1.2	0.2	4.3	(0.3)
NET OTHER COMPREHENSIVE INCOME (LOSS)	1.0	0.1	3.7	(0.8)
COMPREHENSIVE INCOME	188.3	63.0	266.0	238.4
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	0.8	1.7	3.0	0.5
COMPREHENSIVE INCOME ATTRIBUTABLE TO VALARIS	$189.1	$64.7	$269.0	$238.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$662.7	$368.2
Restricted cash	12.8	12.3
Accounts receivable, net	513.7	571.2
Other current assets	154.4	127.0
Total current assets	1,343.6	1,078.7
PROPERTY AND EQUIPMENT, AT COST	2,507.7	2,309.4
Less accumulated depreciation	473.3	376.5
Property and equipment, net	2,034.4	1,932.9
LONG-TERM NOTES RECEIVABLE FROM ARO	314.7	296.2
INVESTMENT IN ARO	119.3	113.4
DEFERRED TAX ASSETS	673.9	849.5
OTHER ASSETS	152.1	149.1
Total assets	$4,638.0	$4,419.8
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$327.1	$328.5
Accrued liabilities and other	390.9	351.0
Total current liabilities	718.0	679.5
LONG-TERM DEBT	1,085.2	1,082.7
DEFERRED TAX LIABILITIES	27.0	30.1
OTHER LIABILITIES	357.2	383.2
Total liabilities	2,187.4	2,175.5
COMMITMENTS AND CONTINGENCIES (Note 11)
VALARIS SHAREHOLDERS' EQUITY
Common Shares, $0.01 par value, 700.0 shares authorized, 76.4 and 76.2 shares issued, 69.7 and 71.0 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	0.8	0.8
Preference shares, $0.01 par value, 150.0 shares authorized, no shares issued as of September 30, 2025 and December 31, 2024	—	—
Stock warrants	16.4	16.4
Additional paid-in capital	1,128.6	1,113.3
Retained earnings	1,664.2	1,398.9
Accumulated other comprehensive income	37.9	34.2
Treasury shares, at cost, 6.7 and 5.2 shares as of September 30, 2025 and December 31, 2024, respectively.	(400.1)	(325.1)
Total Valaris shareholders' equity	2,447.8	2,238.5
NONCONTROLLING INTERESTS	2.8	5.8
Total shareholders' equity	2,450.6	2,244.3
Total liabilities and shareholders' equity	$4,638.0	$4,419.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$262.3	$239.2
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	172.5	19.3
Net (gain) loss on sale of property	(117.4)	0.3
Depreciation expense	105.7	88.2
Accretion of discount on notes receivable from ARO	(18.5)	(33.8)
Share-based compensation expense	18.4	22.4
Loss on impairment	7.8	—
Equity in losses (earnings) of ARO	(5.9)	21.7
Changes in contract liabilities	(39.3)	(13.5)
Changes in deferred costs	9.1	32.6
Other	6.1	5.0
Changes in operating assets and liabilities	86.3	(131.0)
Contributions to pension plans and other post-retirement benefits	(13.1)	(19.6)
Net cash provided by operating activities	474.0	230.8
INVESTING ACTIVITIES
Additions to property and equipment	(237.2)	(343.4)
Proceeds from disposition of assets	136.3	0.2
Net cash used in investing activities	(100.9)	(343.2)
FINANCING ACTIVITIES
Payments for share repurchases	(75.0)	(101.4)
Payments related to tax withholdings for share-based awards	(3.1)	(29.7)
Net cash used in financing activities	(78.1)	(131.1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	295.0	(243.5)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	380.5	635.7
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$675.5	$392.2

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

Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025, or for any future period. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025 (our "Annual Report").

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

Measurement of Credit Losses for Accounts Receivable and Contract Assets - In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("Update 2025-05"), which allows public business entities to elect a practical expedient for current accounts receivables and contract assets to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Update 2025-05 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted, and is required to be applied on a prospective basis. We plan to elect the practical expedient as allowed by Update 2025-05 in the period required but do not expect it to have a material impact on the recognition or measurement of our credit losses within our condensed consolidated financial statements.

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

The remaining duration of our drilling contracts based on those in place as of September 30, 2025 was between approximately 1 month and 5 years.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	September 30, 2025	December 31, 2024
Current contract assets	$3.5	$1.3
Noncurrent contract assets	$8.8	$5.5
Current contract liabilities (deferred revenue)	$79.0	$87.2
Noncurrent contract liabilities (deferred revenue)	$57.8	$71.4

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2024	$6.8	$158.6
Revenue recognized in advance of right to bill customer	6.7	—
Increase due to revenue deferred during the period	—	70.8
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(67.6)
Decrease due to amortization of deferred revenue added during the period	—	(16.8)
Decrease due to transfer to receivables and payables during the period	(1.2)	(8.2)
Balance as of September 30, 2025	$12.3	$136.8

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Deferred contract costs are included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $41.9 million and $47.4 million as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, amortization of such costs totaled $9.1 million and $30.7 million, respectively. During the three and nine months ended September 30, 2024, amortization of such costs totaled $41.2 million and $90.3 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $9.3 million and $12.9 million as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, amortization of such costs totaled $1.9 million and $6.3 million, respectively. During the three and nine months ended September 30, 2024, amortization of such costs totaled $2.0 million and $7.6 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

The table below reflects the expected future amortization of our contract liabilities and deferred costs recorded as of September 30, 2025. In the case of our contract liabilities related to our bareboat charter arrangements with ARO, the contract liability is not amortized and as such, the amount is reflected in the table below at the end of the current lease term. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

	(In millions)
	Remaining 2025	2026	2027	2028 and Thereafter	Total
Amortization of contract liabilities	$21.6	$72.1	$32.4	$10.7	$136.8
Amortization of deferred costs	$11.4	$33.6	$6.1	$0.1	$51.2

Note 3 -Equity Method Investment in ARO

Background

ARO is a 50/50 unconsolidated joint venture between the Company and Saudi Aramco that owns and operates jackup drilling rigs in Saudi Arabia. As of September 30, 2025, ARO owned nine jackup rigs, had ordered one newbuild jackup rig and leased seven rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
50% interest in ARO net income (loss)(1)	$1.2	$(27.0)	$(3.6)	$(31.2)
Amortization of basis differences	3.2	3.2	9.5	9.5
Equity in earnings (losses) of ARO	$4.4	$(23.8)	$5.9	$(21.7)

(1) ARO's net loss (prior to determining our 50% interest) for the three and nine months ended September 30, 2024 includes a non-cash loss on impairment of $28.4 million related to costs which were capitalized pursuant to certain contractual maintenance and upgrade requirements for VALARIS 143, VALARIS 147 and VALARIS 148. The contracts associated with these rigs were terminated in 2024 in connection with Saudi Arabia’s announcement during the prior year period to limit oil production capacity.

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements are included within Operating revenues in our Condensed Consolidated Statements of Operations and were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from Lease Agreements	$22.5	$11.3	$52.9	$42.9

Our balances related to the ARO lease agreements were as follows (in millions):

	September 30, 2025	December 31, 2024
Amounts receivable (1)	$18.7	$16.5
Contract liabilities (2)	$12.2	$14.1
Accounts payable (2)	$59.7	$43.1

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

The principal amount and discount of the Notes Receivable from ARO were as follows (in millions):

	September 30, 2025	December 31, 2024
Principal amount	$376.6	$376.6
Discount	(61.9)	(80.4)
Carrying value	$314.7	$296.2

Interest receivable (1)(2)	$18.0	$—

(1)Our interest receivable from ARO is included in Accounts receivable, net in our Condensed Consolidated Balance Sheets.
(2)The 2024 interest on the Notes Receivable from ARO of approximately $24.6 million was paid in kind in December 2024 by increasing the principal balance of the Notes Receivable from ARO.

Interest income earned on the Notes Receivable from ARO was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$10.0	$6.2	$18.0	$18.4
Non-cash amortization (1)(2)	6.2	6.2	18.5	33.8
Total interest income on the Notes Receivable from ARO	$16.2	$12.4	$36.5	$52.2

(1)Represents the amortization of the discount on the Notes Receivable from ARO using the effective interest method to interest income over the term of the notes.
(2)During the nine months ended September 30, 2024, we recognized $13.9 million of non-cash interest income attributable to a settlement agreement executed in June 2024 whereby $50.7 million of accounts payable due to ARO was net settled against a portion of the Notes Receivable from ARO.

Note 4 -Fair Value Measurements

The carrying values and estimated fair values of certain of our financial instruments were as follows (in millions):

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2030 Second Lien Notes (1)	$1,085.2	$1,142.4	$1,082.7	$1,112.7
Notes Receivable from ARO (2)	$314.7	$379.6	$296.2	$378.3

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

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of September 30, 2025 and December 31, 2024.

Note 5 -Property and Equipment

Property and equipment consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Drilling rigs and equipment	$1,856.7	$1,660.9
Work-in-progress	602.2	607.6
Other	48.8	40.9
Total property and equipment, at cost	$2,507.7	$2,309.4

From time to time we may opportunistically sell assets to enhance shareholder value. Additionally, we may consider retiring assets that no longer meet our standards for economic returns. Gains and losses recognized on sale of assets are recognized in Other, net on the Condensed Consolidated Statements of Operations.

Sale of VALARIS 247

In the third quarter of 2025, we sold VALARIS 247, a rig within our Jackups segment, and collected cash proceeds of approximately $108.0 million. We recognized a pre-tax gain of $88.4 million in connection with the sale.

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

Sale of VALARIS 75

In the first quarter of 2025, VALARIS 75, a rig within our Jackups segment which had an immaterial net book value, was sold resulting in a pre-tax gain on sale of $23.0 million. Of the proceeds, $14.0 million was collected upon closing, with the remaining $10.0 million to be received in equal installments on the first and second anniversaries of the closing.

Sale of Angola Office Building

In the first quarter of 2025, we sold an office building in Angola for cash proceeds of $5.2 million, resulting in a pre-tax gain of $4.0 million. Of the proceeds, approximately $2.5 million was collected during the fourth quarter of 2024 and $2.7 million was collected during the first quarter of 2025.

Note 6 -Pension and Other Post-retirement Benefits

We have defined-benefit pension plans and retiree medical plans that provide post-retirement health and life insurance benefits.

The components of net periodic pension and retiree medical (income) loss were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest cost	$7.8	$7.4	$23.2	$22.2
Expected return on plan assets	(7.4)	(7.9)	(21.9)	(23.7)
Amortization of net gain	(0.2)	(0.1)	(0.6)	(0.5)
Net periodic pension and retiree medical (income) loss (1)	$0.2	$(0.6)	$0.7	$(2.0)

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

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income attributable to our shares	$188.1	$64.6	$265.3	$239.7
Weighted average shares outstanding:
Basic	70.7	72.4	70.9	72.4
Effect of stock equivalents	0.3	0.8	0.3	1.1
Diluted	71.0	73.2	71.2	73.5

Anti-dilutive share awards totaling 227,000 and 258,000 were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2025, respectively.

Anti-dilutive share awards totaling 150,000 and 126,000 were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2024, respectively.

We had 5,470,900 warrants outstanding (the "Warrants") as of September 30, 2025 to purchase common shares of Valaris Limited (the "Common Shares"), which are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant and expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders. These warrants are anti-dilutive for all periods presented.

Note 8 -Debt

2030 Second Lien Notes

In April 2023, the Company and Valaris Finance Company LLC (“Valaris Finance”), a wholly-owned subsidiary, issued and sold, at par, $700.0 million aggregate principal amount of Second Lien Notes (the "Initial Second Lien Notes"). In August 2023, the Company and Valaris Finance issued, at 100.75% of par, an additional $400.0 million aggregate principal amount of Second Lien Notes (the "Additional Notes"). The Initial Second Lien Notes and the Additional Notes form a single series and are collectively referred to as the "2030 Second Lien Notes".

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

As of September 30, 2025, we were in compliance in all material respects with our covenants under the Indenture.

2028 Credit Agreement

In April 2023, the Company entered into a senior secured revolving credit agreement (the “2028 Credit Agreement”) which provides for commitments permitting borrowings of up to $375.0 million. These borrowings under the 2028 Credit Agreement may be increased, subject to the agreement of lenders to provide such additional commitments and the satisfaction of certain conditions, by an additional $200.0 million pursuant to the terms of the 2028 Credit Agreement, and includes a $150.0 million sublimit for the issuance of letters of credit. Valaris Finance and certain other subsidiaries of the Company guarantee the Company's obligations under the 2028 Credit Agreement, and the lenders have a first priority lien on the assets securing the 2028 Credit Agreement. The 2028 Credit Agreement is scheduled to mature on April 3, 2028.

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

As of September 30, 2025, we were in compliance in all material respects with our covenants under the 2028 Credit Agreement. We had no amounts outstanding under the 2028 Credit Agreement as of September 30, 2025.

Note 9 -Shareholders' Equity

Activity in our various shareholders' equity accounts for the nine months ended September 30, 2025 and 2024 were as follows (in millions):

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2024	76.2	$0.8	$1,113.3	$16.4	$1,398.9	$34.2	$(325.1)	$5.8
Net loss	—	—	—	—	(37.9)	—	—	(1.3)
Share-based compensation cost	—	—	5.6	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.1	—	—	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.3)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	1.3	—	—
BALANCE, March 31, 2025	76.3	$0.8	$1,118.6	$16.4	$1,361.0	$35.3	$(325.1)	$4.5
Net income (loss)	—	—	—	—	115.1	—	—	(0.9)
Share-based compensation cost	—	—	6.0	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Foreign currency translation adjustments	—	—	—	—	—	1.8	—	—
BALANCE, June 30, 2025	76.3	$0.8	$1,124.6	$16.4	$1,476.1	$36.9	$(325.1)	$3.6
Net income (loss)	—	—	—	—	188.1	—	—	(0.8)
Share-based compensation cost	—	—	6.8	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares issued under share-based compensation plans, net	0.1	—	—	—	—	—	—	—
Repurchase of Common Shares	—	—	—	—	—	—	(75.0)	—
Shares withheld for taxes on vesting of share-based awards	—	—	(2.8)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	1.2	—	—
BALANCE, September 30, 2025	76.4	$0.8	$1,128.6	$16.4	$1,664.2	$37.9	$(400.1)	$2.8

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2023	75.4	$0.8	$1,119.8	$16.4	$1,025.5	$25.2	$(200.1)	$9.4
Net income	—	—	—	—	25.5	—	—	—
Share-based compensation cost	—	—	8.0	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.1)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	0.1	—	—
BALANCE, March 31, 2024	75.4	$0.8	$1,127.7	$16.4	$1,051.0	$25.1	$(200.1)	$9.4
Net income	—	—	—	—	149.6	—	—	1.2
Share-based compensation cost	—	—	7.4	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.3)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(0.6)	—	—
BALANCE, June 30, 2024	75.4	$0.8	$1,134.8	$16.4	$1,200.6	$24.3	$(200.1)	$10.6
Net income (loss)	—	—	—	—	64.6	—	—	(1.7)
Share-based compensation cost	—	—	7.0	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.8	—	—	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.1)	—	—
Repurchase of Common Shares	—	—	—	—	—	—	(100.0)	—
Shares withheld for taxes on vesting of share-based awards	—	—	(29.3)	—	—	—	—	—
Purchase of noncontrolling ownership interest in a non-U.S. subsidiary (1)	—	—	4.1	—	—	—	—	(8.4)
Sale of noncontrolling ownership interest in a non-U.S. subsidiary (1)	—	—	(8.4)	—	—	—	—	8.4
Foreign currency translation adjustments	—	—	—	—	—	0.2	—	—
BALANCE, September 30, 2024	76.2	$0.8	$1,108.2	$16.4	$1,265.2	$24.4	$(300.1)	$8.9
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

The following table summarizes shares repurchased, aggregate cost and the average per share price (in millions, except average per share price):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares repurchased	1.5	1.8	1.5	1.8
Aggregate cost	$75.0	$100.0	$75.0	$100.0
Average price per share	$48.88	$57.02	$48.88	$57.02

As of September 30, 2025, we had approximately $200.0 million available for share repurchases pursuant to the Share Repurchase Program.

Note 10 -Income Taxes

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. In recent years, we determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method did not provide a reliable estimate of income taxes and we began using a discrete effective tax rate method to calculate income taxes. We continued to utilize this methodology through 2024. In the first quarter of 2025, we reassessed our use of the discrete effective tax rate method and determined that we had sustained a reasonable period of meaningful pre-tax income to be able to more reliably estimate annualized pre-tax income or loss for the purposes of calculating the interim income tax provision. Accordingly, during the three and nine months ended September 30, 2025, we calculated our tax provision by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items.

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

The consolidated effective tax rate for the three and nine months ended September 30, 2025, excluding the impact of discrete tax items, was 14.1% and 14.8%, respectively. The discrete tax expense for the nine months ended September 30, 2025 primarily related to the establishment of the valuation allowance described above.

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

Malaysia Tax Assessment

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR117.0 million (approximately $28.0 million converted at current period-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount. In order to further contest the assessment, we agreed to a seven-month payment plan which commenced in August 2024. As of September 30, 2025, all payments under the seven-month payment plan have been made and are included within Other assets in the Condensed Consolidated Balance Sheets. We have not recorded a liability for uncertain tax positions as of September 30, 2025, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and will vigorously contest this assessment.

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

Letters of Credit

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of September 30, 2025 totaled $30.4 million and are issued under facilities provided by various banks and other financial institutions, but none were issued under the 2028 Credit Agreement. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of September 30, 2025, we had collateral deposits in the amount of $11.2 million with respect to these agreements.

Patent Litigation

In December 2022, a subsidiary of Transocean Ltd. commenced an arbitration proceeding against us alleging breach of a license agreement related to certain dual-activity drilling patents. In July 2025, the arbitration tribunal rendered a final decision awarding Transocean Ltd. $7.9 million in damages, including interest, and awarded Valaris $7.4 million as reimbursement for legal fees incurred in connection with this matter. As a result of this decision, in the second quarter of 2025, we reversed $17.1 million of the $25.0 million liability previously accrued in 2024, and we recognized a $7.4 million receivable for the recovery of legal fees. In the third quarter of 2025, the awarded amounts due to and from Transocean Ltd. were paid and therefore, we have no outstanding balances pertaining to this matter as of September 30, 2025. The window for the award to be set aside has expired, and the Company has not been notified of any set-aside proceeding commenced by Transocean.

Brazil Administrative Matter

In July 2023, we received notice of an administrative proceeding initiated against us in Brazil. Specifically, the Federal Court of Accounts (“TCU”) sought from us, Samsung Heavy Industries (“SHI”) and others, on a joint and several basis, a total of approximately BRL 601.0 million in damages that TCU asserted arose from the overbilling to Petrobras in 2015 in relation to the drilling services agreement with Petrobras for VALARIS DS-5 (the “DSA”). As fully disclosed in our prior periodic reports, the DSA was previously the subject of (1) investigations by the SEC and the U.S. Department of Justice, each of which closed their investigation of us in 2018 without any enforcement action, (2) an arbitration proceeding against SHI in which we prevailed, resulting in SHI making a $200.0 million cash payment to us in December 2019, and (3) a settlement with Petrobras normalizing our business relations in August 2018.

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

Segment information for the three and nine months ended September 30, 2025 and 2024, respectively, are presented below (in millions):
Three Months Ended September 30, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$293.0	$216.7	$156.8	$45.9	$(156.8)	$555.6
Reimbursable revenues	9.9	20.4	—	9.8	—	40.1
Total operating revenues	302.9	237.1	156.8	55.7	(156.8)	595.7
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	187.7	124.8	91.6	16.3	(52.8)	367.6
Reimbursable expenses	9.4	18.9	—	9.7	—	38.0
Total contract drilling expenses (exclusive of depreciation)	197.1	143.7	91.6	26.0	(52.8)	405.6
Depreciation	15.5	15.3	28.4	3.0	(25.1)	37.1
General and administrative	—	—	5.5	—	21.4	26.9
Equity in earnings of ARO	—	—	—	—	4.4	4.4
Operating income	$90.3	$78.1	$31.3	$26.7	$(95.9)	$130.5
Property and equipment, net	$1,201.3	$628.9	$1,199.7	$145.4	$(1,140.9)	$2,034.4
Capital expenditures	$37.6	$28.9	$10.9	$—	$(7.6)	$69.8

Three Months Ended September 30, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues) (1)	$374.9	$192.6	$113.7	$32.4	$(113.7)	$599.9
Reimbursable revenues (1)	14.1	21.1	—	8.0	—	43.2
Total operating revenues (1)	389.0	213.7	113.7	40.4	(113.7)	643.1
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses) (1)	235.2	136.9	93.8	14.9	(58.2)	422.6
Reimbursable expenses (1)	12.5	19.8	—	7.2	—	39.5
Total contract drilling expenses (exclusive of depreciation) (1)	247.7	156.7	93.8	22.1	(58.2)	462.1
Loss on impairment	—	—	28.4	—	(28.4)	—
Depreciation	14.8	11.4	21.1	2.9	(18.5)	31.7
General and administrative	—	—	4.9	—	25.7	30.6
Equity in losses of ARO	—	—	—	—	(23.8)	(23.8)
Operating income (loss)	$126.5	$45.6	$(34.5)	$15.4	$(58.1)	$94.9
Property and equipment, net	$1,131.5	$500.6	$1,186.0	$135.2	$(1,110.6)	$1,842.7
Capital expenditures	$40.2	$41.7	$17.7	$—	$(17.7)	$81.9

Nine Months Ended September 30, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$968.7	$614.6	$431.4	$122.4	$(431.4)	$1,705.7
Reimbursable revenues	26.0	74.1	—	25.8	—	125.9
Total operating revenues	994.7	688.7	431.4	148.2	(431.4)	1,831.6
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	568.0	365.8	273.6	49.7	(160.3)	1,096.8
Reimbursable expenses	24.4	69.6	—	25.5	—	119.5
Total contract drilling expenses (exclusive of depreciation)	592.4	435.4	273.6	75.2	(160.3)	1,216.3
Loss on impairment	7.8	—	—	—	—	7.8
Depreciation	44.3	42.6	86.6	8.6	(76.4)	105.7
General and administrative	—	—	18.4	—	51.7	70.1
Equity in earnings of ARO	—	—	—	—	5.9	5.9
Operating income	$350.2	$210.7	$52.8	$64.4	$(240.5)	$437.6
Property and equipment, net	$1,201.3	$628.9	$1,199.7	$145.4	$(1,140.9)	$2,034.4
Capital expenditures	$89.8	$138.9	$33.0	$—	$(24.5)	$237.2

Nine Months Ended September 30, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues) (1)	$1,055.1	$498.7	$376.2	$110.1	$(376.2)	$1,663.9
Reimbursable revenues (1)	42.2	53.1	—	19.0	—	114.3
Total operating revenues (1)	1,097.3	551.8	376.2	129.1	(376.2)	1,778.2
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses) (1)	719.5	363.2	286.2	45.9	(176.8)	1,238.0
Reimbursable expenses (1)	39.0	50.6	—	18.0	—	107.6
Total contract drilling expenses (exclusive of depreciation) (1)	758.5	413.8	286.2	63.9	(176.8)	1,345.6
Loss on impairment	—	—	28.4	—	(28.4)	—
Depreciation	42.1	32.7	59.8	6.7	(53.1)	88.2
General and administrative	—	—	16.2	—	73.4	89.6
Equity in losses of ARO	—	—	—	—	(21.7)	(21.7)
Operating income (loss)	$296.7	$105.3	$(14.4)	$58.5	$(213.0)	$233.1
Property and equipment, net	$1,131.5	$500.6	$1,186.0	$135.2	$(1,110.6)	$1,842.7
Capital expenditures	$185.5	$157.1	$202.9	$—	$(202.1)	$343.4
(1)We have adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures beginning with the 2024 Annual Report. In connection with this, we updated our segment disclosure presentation for the three and nine months ended September 30, 2024, to break out Reimbursable revenues and Reimbursable expenses from Revenues and Contract drilling expense, respectively. The disaggregation of these line items is presentational only and there were no impacts to the overall Total operating revenues or Total contract drilling expense (exclusive of depreciation) line items.

Information about Geographic Areas

As of September 30, 2025, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
Europe	6	11	—	17	—
Middle East & Africa	2	7	7	16	9
North & South America	5	5	—	10	—
Asia & Pacific Rim	2	3	—	5	—
Total	15	26	7	48	9

For purposes of our geographic disclosures above, any rigs in transit as of the end of the quarter are included in the location to which they are mobilizing.

We provide management services in the Gulf of America on two rigs owned by a third party not included in the table above.

ARO ordered one newbuild jackup, Kingdom 3, which is under construction in the Middle East and is not included in the table above.

Note 13 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Trade	$444.5	$502.4
Income tax receivables	51.2	76.2
Other	34.0	9.2
	529.7	587.8
Allowance for doubtful accounts	(16.0)	(16.6)
	$513.7	$571.2

Other current assets consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Prepaid taxes	$73.5	$48.5
Deferred costs	38.6	38.6
Prepaid expenses	15.3	13.0
Other	27.0	26.9
	$154.4	$127.0

Accrued liabilities and other consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Income and other taxes payable	$105.1	$57.2
Personnel costs	90.0	89.2
Current contract liabilities (deferred revenues)	79.0	87.2
Accrued interest	38.4	15.3
Lease liabilities	35.0	28.0
Accrued claims	16.1	39.5
Other	27.3	34.6
	$390.9	$351.0

Other liabilities consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Unrecognized tax benefits (inclusive of interest and penalties)	$134.5	$128.3
Pension and other post-retirement benefits	96.5	106.5
Noncurrent contract liabilities (deferred revenues)	57.8	71.4
Lease liabilities	43.5	56.9
Other	24.9	20.1
	$357.2	$383.2

Condensed Consolidated Statements of Operations Information

Other, net consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net gain (loss) on sale of property	$89.5	$(0.2)	$117.4	$(0.3)
Net foreign currency exchange gains (losses)	(1.8)	(3.5)	(16.1)	4.4
Net periodic pension and retiree medical income (loss)	(0.2)	0.6	(0.7)	2.0
Other income (expenses)	0.2	0.3	(0.4)	0.4
	$87.7	$(2.8)	$100.2	$6.5

Condensed Consolidated Statement of Cash Flows Information

Our restricted cash consists primarily of $11.2 million and $10.8 million of collateral on letters of credit at September 30, 2025 and December 31, 2024, respectively. See "Note 11 - Contingencies" for more information regarding our letters of credit.

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

Customer Concentration - Consolidated revenues with customers that individually contributed 10% or more of revenue in either of the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
	September 30, 2025				September 30, 2024
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
BP plc ("BP")	5%	3%	6%	14%	12%	2%	5%	19%
Petróleo Brasileiro S.A. ("Petrobras")	13%	—%	—%	13%	8%	—%	—%	8%
Azule Energy ("Azule")	7%	4%	—%	11%	7%	—%	—%	7%
Equinor ASA ("Equinor")	6%	—%	—%	6%	9%	—%	—%	9%
Other customers (1)	20%	33%	3%	56%	24%	31%	2%	57%
	51%	40%	9%	100%	60%	33%	7%	100%

	Nine Months Ended
	September 30, 2025				September 30, 2024
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Petrobras	13%	—%	—%	13%	9%	—%	—%	9%
BP	4%	3%	5%	12%	9%	4%	5%	18%
Azule	7%	3%	—%	10%	3%	—%	—%	3%
Equinor	6%	—%	—%	6%	10%	—%	—%	10%
Other customers (1)	24%	32%	3%	59%	31%	27%	2%	60%
	54%	38%	8%	100%	62%	31%	7%	100%
(1)Other customers includes customers that individually contributed to less than 10% of our total revenues.

Geographic Concentration - For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues for locations that individually had 10% or more of revenue were as follows (in millions):

	Three Months Ended
	September 30, 2025				September 30, 2024
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Brazil	$144.5	$—	$—	$144.5	$151.4	$—	$—	$151.4
United Kingdom	—	99.4	—	99.4	—	105.3	—	105.3
Angola	65.0	23.0	—	88.0	68.7	—	—	68.7
Gulf of America	48.9	—	32.4	81.3	66.0	0.2	29.8	96.0
Australia	40.0	25.9	—	65.9	42.4	46.5	—	88.9
Other countries (1)	4.5	88.8	23.3	116.6	60.5	61.7	10.6	132.8
	$302.9	$237.1	$55.7	$595.7	$389.0	$213.7	$40.4	$643.1

	Nine Months Ended
	September 30, 2025				September 30, 2024
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Brazil	$462.7	$—	$—	$462.7	$380.5	$—	$—	$380.5
United Kingdom	—	297.9	—	297.9	—	273.1	—	273.1
Gulf of America	180.0	—	93.2	273.2	178.9	10.3	84.5	273.7
Australia	117.6	111.5	—	229.1	128.4	67.4	—	195.8
Angola	149.5	48.6	—	198.1	141.3	—	—	141.3
Other countries (1)	84.9	230.7	55.0	370.6	268.2	201.0	44.6	513.8
	$994.7	$688.7	$148.2	$1,831.6	$1,097.3	$551.8	$129.1	$1,778.2
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

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. Our fleet of offshore drilling rigs is among the largest in the world and includes one of the highest specification ultra-deepwater fleets, as well as a leading premium jackup fleet. As of October 30, 2025, we own 48 rigs, including 13 drillships, two semisubmersible rigs, 33 jackup rigs and a 50% equity interest in ARO, our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional nine rigs.

Our Industry

Demand for offshore drilling is primarily influenced by fundamental supply and demand dynamics for hydrocarbons. Although global hydrocarbon consumption continues to rise, crude oil supply is projected to outpace demand in 2025 and 2026 as OPEC+ unwinds prior production cuts and non-OPEC+ supply grows. This supply imbalance, coupled with macroeconomic uncertainty stemming from trade policies and tariffs, has contributed to the spot Brent crude oil price declining from the mid $70s per barrel to the low $60s per barrel during 2025. While near-term prices have declined, longer-dated Brent crude oil prices have remained relatively stable, with the five-year forward price remaining above $65 per barrel. At this level, more than 80% of undeveloped offshore reserves are expected to be profitable according to Rystad Energy estimates. However, if oil prices continue to decline, demand and pricing for our services could be negatively impacted, which may have a material adverse effect on our business, results of operations and financial condition.
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

The following table summarizes our and 100% of ARO's contract backlog of business as of October 23, 2025 and February 18, 2025 (in millions):

	October 23, 2025	February 18, 2025
Floaters (1)	$2,625.1	$2,024.0
Jackups (2)	1,262.9	1,313.0
Other (3)	562.3	271.5
Total	$4,450.3	$3,608.5
ARO (4)	$2,164.6	$1,422.9
(1)The increase for Floaters is primarily due to multi-year contracts executed for VALARIS DS-16 and VALARIS DS-18 in the Gulf of America, a two-year contract award for VALARIS DS-10 offshore West Africa, a one-year contract award for VALARIS DS-12 offshore North Africa and a 250-day contract for VALARIS DS-15 offshore West Africa, which resulted in incremental aggregate backlog of approximately $1.4 billion, partially offset by revenues realized.
(2)The decrease for Jackups is primarily due to revenues realized, partially offset by various contract awards and extensions executed, which resulted in incremental aggregate backlog of approximately $400.0 million. In June 2025, we received a suspension notice for our current contract on VALARIS 120, which becomes effective upon the completion of its current well, currently estimated to be in November 2025. The table above includes approximately $125.0 million of backlog for the period after the expected suspension date in November.
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

BUSINESS ENVIRONMENT

Floaters

After several years of increasing global floater utilization and day rates, the pace of contracting began to slow in mid-2024 with customer demand for 2024 and 2025 being deferred to future periods. Our floater fleet is comprised of benign environment floaters, and within this segment we have seen a decline in the number of contracted rigs from a recent peak of 128 in April 2024 to 118 at September 30, 2025, representing 85% utilization of the global marketed fleet, which has put some pressure on day rates in the near term. While the macroeconomic outlook is uncertain, both Valaris and the broader industry have seen a recent uptick in contracting activity for work commencing in mid-2026 and beyond. Since the first quarter of 2025, we have signed contracts for work beginning next year for our four active drillships with near-term availability and we remain in active discussions with customers on additional opportunities for our floater fleet.

From a supply perspective, as of September 30, 2025, there were 155 benign environment floaters in the global fleet. Since the beginning of 2025, there have been 10 such rigs retired, including three Valaris semisubmersible rigs. An additional five rigs have been announced as held for sale for recycling or alternative use and further retirements may occur in response to the recent decline in global utilization. Also, given the expected high construction cost and lack of shipyard capacity, we do not believe that market conditions are supportive of floater newbuild construction for the foreseeable future.

Jackups
Global jackup utilization and day rates increased for several years but started to moderate following Saudi Arabia's announcement in early 2024 that they plan to maintain maximum sustainable capacity at 12 million barrels per day. Since this announcement, Saudi Aramco has suspended contracts for 37 rigs, which represents 9% of the marketed jackup fleet, including VALARIS 143, VALARIS 147 and VALARIS 148. To date, 17 of the 37 suspended rigs have been contracted in other countries and one rig has been retired from the offshore drilling fleet. We believe that less than half of the remaining uncontracted rigs are likely to be competitive in other higher-specification, benign environment regions.
Utilization for the global marketed jackup fleet was 91% at September 30, 2025, compared to 94% in early 2024. This decrease in global utilization has put some downward pressure on day rates in certain benign environment regions. However, other benign environment markets where we operate, such as Australia and Trinidad, have been largely insulated from this and day rates in these regions have remained relatively firm.
From a supply perspective, as of September 30, 2025, there were 497 jackups in the global fleet, with 28% of the current jackup fleet being more than 40 years of age with limited useful lives remaining. Further, we believe that some of the jackups that are currently idle are not competitive, either due to their age or the length of time stacked. Expenditures required to reactivate some of these rigs may prove cost prohibitive and drilling contractors may instead elect to scrap certain rigs. We believe there are only 11 newbuild jackups remaining at shipyards, of which eight are at Chinese shipyards, some of which are expected to be used locally in China.

RESULTS OF OPERATIONS

Management believes the comparison of the most recently completed quarter to the immediately preceding quarter provides more relevant information needed to understand and analyze the business. As such, as permitted under applicable SEC rules, we have elected to discuss any material changes in our results of operations by including a comparison of our most recently completed fiscal quarter ended September 30, 2025 (the "current quarter") to the immediately preceding fiscal quarter ended June 30, 2025 (the "preceding quarter"). We also discuss any material changes in our results of operations for the nine months ended September 30, 2025 compared to the corresponding period of the preceding fiscal year (the "prior year period"), as required under the applicable SEC rules.

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

Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025

The following table summarizes our Condensed Consolidated Results of Operations for the three months ended September 30, 2025 and June 30, 2025 (in millions, except percentages):

	Three Months Ended		Change	% Change
	September 30, 2025	June 30, 2025
Operating revenues
Revenues (exclusive of reimbursable revenues)	$555.6	$572.3	$(16.7)	(3)%
Reimbursable revenues	40.1	42.9	(2.8)	(7)%
Total operating revenues	595.7	615.2	(19.5)	(3)%
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	367.6	355.2	12.4	3%
Reimbursable expenses	38.0	40.5	(2.5)	(6)%
Total contract drilling expenses (exclusive of depreciation)	405.6	395.7	9.9	3%
Depreciation	37.1	35.5	1.6	5%
General and administrative	26.9	18.8	8.1	43%
Total operating expenses	469.6	450.0	19.6	4%
Equity in earnings (losses) of ARO	4.4	(1.1)	5.5	NM
Operating income	130.5	164.1	(33.6)	(20)%
Other income (expense), net	85.4	(18.4)	103.8	NM
Provision for income taxes	28.6	31.5	(2.9)	(9)%
Net income	187.3	114.2	73.1	64%
Net loss attributable to noncontrolling interests	0.8	0.9	(0.1)	(11)%
Net income attributable to Valaris	$188.1	$115.1	$73.0	63%
NM - Not meaningful

Revenues decreased in the current quarter compared to the preceding quarter, primarily due to $40.8 million of lower revenues for VALARIS DS-18, VALARIS 247 and VALARIS DS-15, which completed their contracts during the current quarter. Upon completion of their contracts, VALARIS DS-18 and VALARIS DS-15 were warm stacked and VALARIS 247 was sold in August 2025. For the remainder of the fleet, there was a $13.6 million net increase from more operating days, largely driven by various rigs within our jackup fleet which were mobilizing between contracts during a portion of the preceding quarter, and a $10.5 million net increase in average daily revenues due to various rigs commencing new contracts at higher day rates than those earned in the preceding quarter.

Contract drilling expense increased in the current quarter compared to the preceding quarter, primarily driven by a favorable arbitration outcome related to previously disclosed patent license litigation, which resulted in a non-recurring $17.1 million accrual reversal in the preceding quarter.

General and administrative expense increased in the current quarter compared to the preceding quarter, primarily driven by a non-recurring $7.4 million cost recovery award for legal fees incurred in relation to the above-mentioned patent license litigation in the preceding quarter.

Other income (expense), net, increased primarily due to an $88.4 million pre-tax gain recognized in the current quarter related to the sale of VALARIS 247, a $7.5 million increase from higher interest income and a $7.3 million decrease in net foreign currency exchange losses in the current quarter compared to preceding quarter. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the rig sale.

The consolidated effective tax rates, excluding the impact of discrete tax items, for the current quarter and preceding quarter were 14.1% and 15.2%, respectively.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table summarizes our Condensed Consolidated Results of Operations for the nine months ended September 30, 2025 and 2024 (in millions, except percentages):

	Nine Months Ended		Change	% Change
	September 30, 2025	September 30, 2024
Operating revenues
Revenues (exclusive of reimbursable revenues) (1)	$1,705.7	$1,663.9	$41.8	3%
Reimbursable revenues (1)	125.9	114.3	11.6	10%
Total operating revenues (1)	1,831.6	1,778.2	53.4	3%
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses) (1)	1,096.8	1,238.0	(141.2)	(11)%
Reimbursable expenses (1)	119.5	107.6	11.9	11%
Total contract drilling expenses (exclusive of depreciation) (1)	1,216.3	1,345.6	(129.3)	(10)%
Loss on impairment	7.8	—	7.8	NM
Depreciation	105.7	88.2	17.5	20%
General and administrative	70.1	89.6	(19.5)	(22)%
Total operating expenses	1,399.9	1,523.4	(123.5)	(8)%
Equity in earnings (losses) of ARO	5.9	(21.7)	27.6	(127)%
Operating income	437.6	233.1	204.5	88%
Other income, net	78.3	13.3	65.0	NM
Provision for income taxes	253.6	7.2	246.4	NM
Net income	262.3	239.2	23.1	10%
Net loss attributable to noncontrolling interests	3.0	0.5	2.5	NM
Net income attributable to Valaris	$265.3	$239.7	$25.6	11%
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

Revenues increased compared to the prior year period in part due to incremental revenues of $70.4 million for VALARIS DS-7, following its reactivation and commencement of a contract in May 2024. For the remaining fleet, we had a net increase of $135.7 million from higher average daily revenues, primarily due to various rigs working under higher day rate contracts during the nine months ended September 30, 2025. The increase in revenue was partially offset by a net decrease of $178.8 million from fewer operating days relative to the prior year period, largely driven by certain floaters which completed their contracts since the end of the second quarter of 2024 and have been either warm stacked or retired.

Contract drilling expense decreased primarily due to lower operating costs of $68.1 million for certain of our floater rigs which have been warm stacked or retired after completing contracts since the end of the second quarter of 2024 and an $18.3 million decrease in expenses related to VALARIS DS-7, which was largely driven by reactivation costs incurred in the prior year period and were partially offset by incremental operating costs in the nine months ended September 30, 2025. For the remaining fleet, we had a decrease of $40.7 million from lower amortized mobilization costs compared to the prior year period, largely driven by VALARIS 247 and certain other rigs within the fleet which mobilized to commence new contracts in the prior year period. Further contributing to the decrease was the reversal of a 2024 accrual for a previously disclosed patent license litigation during the nine months ended September 30, 2025 due to a favorable outcome.

In connection with the retirement of VALARIS DPS-3, VALARIS DPS-5 and VALARIS DPS-6 (collectively, the "Retired Semis"), we recognized a loss on impairment of $7.8 million during the nine months ended September 30, 2025. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the retirement of these assets.

Depreciation expense increased primarily due to new assets placed in service since the prior year period, including those related to rigs that underwent capital upgrades.

General and administrative expenses decreased primarily due to $17.2 million of lower professional fees, partially related to a non-recurring $7.4 million cost recovery award recognized in the second quarter of 2025 related to fees incurred for the patent license litigation discussed above, combined with lower compensation related to our long-term incentive plans compared to the prior year period.

Other income, net, increased primarily due to an aggregate $115.4 million of pre-tax gains recognized in the nine months ended September 30, 2025 related to the sales of VALARIS 247, VALARIS 75 and an office in Angola. This increase was partially offset by lower interest income of $17.4 million, unfavorable foreign currency exchange rate fluctuations of $20.5 million and a $11.3 million increase in interest expense.

The consolidated effective tax rate, excluding the impact of discrete tax items, for the nine months ended September 30, 2025 was 14.8%. Discrete tax items during this period were primarily attributable to the establishment of a $168.8 million valuation allowance in connection with the retirement of the Retired Semis. Discrete income tax benefit for the prior year period was $70.0 million and was primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years, including the reversal of a liability associated with tax assessments received from the Luxembourg tax authorities (see "Note 10 - Income Taxes" to our consolidated financial statements included in "Item 1. Financial Statements" for information on this matter), and the resolution of other prior period tax matters. Excluding the aforementioned discrete tax items, income tax expense for the prior year period was $77.2 million.

Rig Counts, Utilization and Average Daily Revenue

The following table summarizes the total and active offshore drilling rigs for Valaris and ARO as of the following dates:

	September 30, 2025	June 30, 2025	September 30, 2024
Total Fleet
Floaters (1)	15	15	18
Jackups (2)	26	27	26
Other (3)	7	7	9
Total Fleet - Valaris	48	49	53
ARO (4)	9	9	9

Active Fleet (5)
Floaters (6)	12	12	13
Jackups (7)	17	18	18
Other (3)	7	7	9
Active Fleet - Valaris	36	37	40
ARO (4)	9	9	9

(1)During the second quarter of 2025, VALARIS DPS-3, VALARIS DPS-5 and VALARIS DPS-6 were sold.
(2)During the fourth quarter of 2024, the contracts with ARO for VALARIS 147 and VALARIS 148 were terminated and these two rigs have since been preservation stacked. During the first and third quarters of 2025, we sold VALARIS 75 and VALARIS 247, respectively.
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

(7)During the third quarter of 2025, we sold VALARIS 247.

We provide management services in the Gulf of America on two rigs owned by a third-party that are not included in the table above.

Operating results for our contract drilling services segment are largely dependent on two primary revenue metrics: utilization and day rates. The following table summarizes our and ARO's rig utilization and average daily revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Rig Utilization - Total Fleet (1)
Floaters	54%	60%	57%	63%
Jackups	63%	61%	60%	57%
Other (2)	100%	100%	100%	100%
Total Valaris	67%	68%	66%	67%
ARO	90%	85%	87%	79%

Rig Utilization - Active Fleet (1)
Floaters	68%	78%	76%	88%
Jackups	96%	92%	91%	80%
Other (2)	100%	100%	100%	100%
Total Valaris	88%	89%	88%	87%
ARO	90%	85%	87%	79%

Average Daily Revenue (3)
Floaters	$380,000	$377,000	$381,000	$338,000
Jackups	141,000	142,000	137,000	121,000
Other (2)	55,000	50,000	50,000	38,000
Total Valaris	$176,000	$181,000	$180,000	$164,000
ARO	$118,000	$113,000	$113,000	$103,000

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
Our onshore support costs included within Contract Drilling Expenses are not allocated to our operating segments for purposes of measuring segment operating income (loss) and as such, those costs are included in “Reconciling Items". Further, general and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income (loss) and are included in "Reconciling Items".
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
Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025

Segment information for the current quarter and preceding quarter is as follows (in millions):

Three Months Ended September 30, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues)	$293.0	$216.7	$156.8	$45.9	$(156.8)	$555.6
Reimbursable revenues	9.9	20.4	—	9.8	—	40.1
Total operating revenues	302.9	237.1	156.8	55.7	(156.8)	595.7
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	187.7	124.8	91.6	16.3	(52.8)	367.6
Reimbursable expenses	9.4	18.9	—	9.7	—	38.0
Total contract drilling expenses (exclusive of depreciation)	197.1	143.7	91.6	26.0	(52.8)	405.6
Depreciation	15.5	15.3	28.4	3.0	(25.1)	37.1
General and administrative	—	—	5.5	—	21.4	26.9
Equity in earnings of ARO	—	—	—	—	4.4	4.4
Operating income	$90.3	$78.1	$31.3	$26.7	$(95.9)	$130.5

Three Months Ended June 30, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues)	$319.7	$212.0	$139.9	$40.6	$(139.9)	$572.3
Reimbursable revenues	7.2	26.0	—	9.7	—	42.9
Total operating revenues	326.9	238.0	139.9	50.3	(139.9)	615.2
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	176.3	124.3	96.4	17.4	(59.2)	355.2
Reimbursable expenses	6.7	24.3	—	9.5	—	40.5
Total contract drilling expenses (exclusive of depreciation)	183.0	148.6	96.4	26.9	(59.2)	395.7
Depreciation	14.6	14.6	28.7	2.8	(25.2)	35.5
General and administrative	—	—	6.6	—	12.2	18.8
Equity in losses of ARO	—	—	—	—	(1.1)	(1.1)
Operating income	$129.3	$74.8	$8.2	$20.6	$(68.8)	$164.1

Floaters

Floater revenues decreased $26.7 million, or 8%, for the current quarter compared to the preceding quarter, primarily due to $27.6 million of lower revenues for VALARIS DS-18 and VALARIS DS-15, which completed their contracts in July and mid-September 2025, respectively, and were subsequently warm stacked. These decreases were partially offset by a net increase of $2.3 million from higher average daily revenues driven by various rigs commencing new contracts at higher day rates than those earned in the preceding quarter.

Floater contract drilling expense increased $11.4 million, or 6%, for the current quarter compared to the preceding quarter, primarily driven by a favorable arbitration outcome related to previously disclosed patent license litigation, which resulted in a non-recurring $17.1 million accrual reversal in the preceding quarter.

Jackups

Jackup revenues increased $4.7 million, or 2%, for the current quarter compared to the preceding quarter. Excluding a $13.2 million decrease in revenue attributable to VALARIS 247 completing its contract and being sold in the current quarter, the jackup fleet had a $14.4 million net increase from more operating days, largely driven by VALARIS NORWAY and VALARIS 106, which were mobilizing between contracts during a portion of the preceding quarter, and a $3.5 million net increase from higher average daily revenues due to various jackups commencing new contracts at higher day rates than those earned in the preceding quarter. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the sale of VALARIS 247.

Jackup contract drilling expense remained relatively flat for the current quarter compared to the preceding quarter.

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

ARO revenue increased $16.9 million, or 12%, for the current quarter compared to the preceding quarter, primarily due to a net increase of $11.9 million from more operating days resulting from certain rigs which underwent scheduled repairs in the preceding quarter and a net increase of $3.7 million from higher average daily revenues, largely driven by a full quarter of operations for four long-term contract extensions at higher day rates which commenced during the preceding quarter.

ARO contract drilling expense decreased $4.8 million, or 5%, for the current quarter compared to the preceding quarter, primarily due to lower repairs and maintenance costs.

Other

Other revenue increased $5.3 million, or 13%, for the current quarter compared to the preceding quarter, primarily due to an increase in lease revenue resulting from a full quarter of operations for four long-term bareboat charter lease extensions at higher rates for our leased rigs to ARO which commenced during the preceding quarter.

Other contract drilling expense decreased $1.1 million, or 6%, for the current quarter compared to the preceding quarter, primarily due to lower repairs and maintenance on certain of our leased rigs in the current quarter.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Segment information for the nine months ended September 30, 2025 and 2024 is as follows (in millions):

Nine Months Ended September 30, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$968.7	$614.6	$431.4	$122.4	$(431.4)	$1,705.7
Reimbursable revenues	26.0	74.1	—	25.8	—	125.9
Total operating revenues	994.7	688.7	431.4	148.2	(431.4)	1,831.6
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	568.0	365.8	273.6	49.7	(160.3)	1,096.8
Reimbursable expenses	24.4	69.6	—	25.5	—	119.5
Total contract drilling expenses (exclusive of depreciation)	592.4	435.4	273.6	75.2	(160.3)	1,216.3
Loss on impairment	7.8	—	—	—	—	7.8
Depreciation	44.3	42.6	86.6	8.6	(76.4)	105.7
General and administrative	—	—	18.4	—	51.7	70.1
Equity in earnings of ARO	—	—	—	—	5.9	5.9
Operating income	$350.2	$210.7	$52.8	$64.4	$(240.5)	$437.6

Nine Months Ended September 30, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues) (1)	$1,055.1	$498.7	$376.2	$110.1	$(376.2)	$1,663.9
Reimbursable revenues (1)	42.2	53.1	—	19.0	—	114.3
Total operating revenues (1)	1,097.3	551.8	376.2	129.1	(376.2)	1,778.2
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses) (1)	719.5	363.2	286.2	45.9	(176.8)	1,238.0
Reimbursable expenses (1)	39.0	50.6	—	18.0	—	107.6
Total contract drilling expenses (exclusive of depreciation) (1)	758.5	413.8	286.2	63.9	(176.8)	1,345.6
Loss on impairment	—	—	28.4	—	(28.4)	—
Depreciation	42.1	32.7	59.8	6.7	(53.1)	88.2
General and administrative	—	—	16.2	—	73.4	89.6
Equity in losses of ARO	—	—	—	—	(21.7)	(21.7)
Operating income (loss)	$296.7	$105.3	$(14.4)	$58.5	$(213.0)	$233.1

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

Floaters

Floater revenues decreased $86.4 million, or 8%, during the nine months ended September 30, 2025 compared to the prior year period, primarily due to a $256.9 million net decrease from fewer operating days, largely driven by certain floaters which operated in the prior year period but completed their contracts since the end of the second quarter of 2024 and have either been warm stacked or retired. This decrease was partially offset by $70.4 million of incremental revenue for VALARIS DS-7, following its reactivation and commencement of a new contract in May 2024, and a $92.0 million net increase from higher average daily revenues for the remaining fleet. The increase from higher average daily revenues was primarily due to various rigs working under higher day rate contracts during the nine months ended September 30, 2025.

Floater contract drilling expense decreased $151.5 million, or 21%, during the nine months ended September 30, 2025 compared to the prior year period, primarily due to lower operating costs of $68.1 million for certain of our floater rigs which have been warm stacked or retired after completing contracts since the end of the second quarter of 2024 and a $18.3 million decrease in expenses related to VALARIS DS-7, which was largely driven by reactivation costs incurred in the prior year period and was partially offset by incremental operating costs in the nine months ended September 30, 2025. For the remaining fleet, we had a decrease of $12.5 million from lower mobilization costs as a result of certain drillships which mobilized in the prior year period. Further contributing to the decrease was the reversal of a 2024 accrual for a previously disclosed patent license litigation recognized during the nine months ended September 30, 2025 due to a favorable outcome.

In connection with the retirement of the Retired Semis, we recognized a loss on impairment of $7.8 million during the nine months ended September 30, 2025. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the retirement of these assets.

Jackups

Jackup revenues increased $115.9 million, or 23%, during the nine months ended September 30, 2025 compared to the prior year period, largely driven by a net increase of $91.4 million from more operating days, primarily attributable to rigs which were preparing for new contracts or undergoing scheduled maintenance activities in the prior year period. Further contributing to the increase in revenues was a net increase of $17.3 million from higher average daily revenues, primarily due to various rigs working under higher day rate contracts during the nine months ended September 30, 2025.

Jackup contract drilling expense remained relatively flat during the nine months ended September 30, 2025 compared to the prior year period, primarily due to higher personnel-related costs on various rigs as a result of more operating days during the nine months ended September 30, 2025, which were offset by lower mobilization costs, largely attributable to VALARIS 247, which mobilized from the United Kingdom to Australia during the prior year period.

Jackup depreciation expense increased $9.9 million, or 30%, during the nine months ended September 30, 2025 compared to the prior year period, primarily due to new assets placed in service for certain rigs that underwent capital upgrades.

ARO

ARO revenue increased $55.2 million, or 15%, during the nine months ended September 30, 2025 compared to the prior year period, primarily driven by incremental revenues of $46.0 million from Kingdom 2, which commenced operations in August 2024, and VALARIS 108, which we began leasing to ARO late in the first quarter of 2024. Further contributing to the increase were net increases of $32.4 million from more operating days, largely driven by certain rigs which were undergoing maintenance projects in the prior year period, and $30.6 million from higher average daily revenues, driven by the commencement of four long-term contract extensions at higher day rates than those earned in the prior year period. These increases were partially offset by a decrease of $57.7 million related to the contract terminations for VALARIS 143, VALARIS 147 and VALARIS 148 during 2024.

ARO contract drilling expense decreased $12.6 million, or 4%, during the nine months ended September 30, 2025 compared to the prior year period, primarily due to lower operating costs for VALARIS 143, VALARIS 147 and VALARIS 148, partially offset by incremental operating costs for Kingdom 2 and VALARIS 108. Further contributing to the offset were increased bareboat charter lease expenses for four of our leased rigs which commenced long-term bareboat charter lease extensions at higher rates in the nine months ended September 30, 2025.

ARO depreciation expense increased $26.8 million, or 45%, during the nine months ended September 30, 2025 compared to the prior year period, primarily due to the addition of Kingdom 2 to the fleet and new assets placed in service for certain rigs that underwent capital upgrades.

During the nine months ended September 30, 2024, ARO recorded non-cash losses on impairment totaling $28.4 million with respect to the contract terminations for VALARIS 143, VALARIS 147 and VALARIS 148. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the impairment.

Other

Other revenue increased $12.3 million, or 11%, during the nine months ended September 30, 2025 compared to the prior year period, primarily due to higher revenue earned from lease agreements with ARO of $10.0 million.

Other contract drilling expense increased $3.8 million, or 8%, during the nine months ended September 30, 2025 compared to the prior year period, primarily due to increased repairs and maintenance costs.

Other Income (Expense)

The following table summarizes other income (expense) (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net gain (loss) on sale of property	$89.5	$0.8	$117.4	$(0.3)
Interest income	22.6	15.1	52.1	69.5
Interest expense, net	(24.9)	(24.8)	(74.0)	(62.7)
Net foreign currency exchange gains (losses)	(1.8)	(9.1)	(16.1)	4.4
Net periodic pension and retiree medical income (loss)	(0.2)	(0.3)	(0.7)	2.0
Other, net	0.2	(0.1)	(0.4)	0.4
	$85.4	$(18.4)	$78.3	$13.3

Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025

Net gains on sale of property in the current quarter primarily related to the sale of VALARIS 247, which resulted in a pre-tax gain of $88.4 million (see "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the rig sale).

Interest income increased $7.5 million in the current quarter compared to the preceding quarter, primarily due to higher interest earned on our outstanding Notes Receivable with ARO, including the impact of certain adjustments recognized during the current quarter, and higher interest income earned on cash and cash equivalents as a result of higher average balances.

Net foreign currency exchange losses were $1.8 million in the current quarter compared to $9.1 million in the preceding quarter, primarily driven by favorable exchange rate movements in euros, British pounds and Australian dollars relative to the preceding quarter.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net gains on sale of property for the nine months ended September 30, 2025 primarily related to the sales of VALARIS 247 during the current quarter, which resulted in a pre-tax gain of $88.4 million, and VALARIS 75 and an office in Angola during the first quarter of 2025, which resulted in pre-tax gains of $23.0 million and $4.0 million, respectively. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the rig sales.

Interest income decreased $17.4 million, or 25%, during the nine months ended September 30, 2025 compared to the prior year period, primarily due to a $15.7 million decrease in interest income earned on our outstanding Notes Receivable from ARO, which was largely driven by the recognition of $13.9 million of non-cash interest income related to an adjustment to the discount on our outstanding Notes Receivable with ARO as part of a net settlement agreement in the prior year period and a lower interest rate as a result of an annual interest rate reset that occurred at the end of 2024. Further contributing to the decrease was lower interest income on cash and cash equivalents of $1.7 million as a result of lower average balances during the current quarter.

Interest expense increased $11.3 million, or 18%, during the nine months ended September 30, 2025 compared to the prior year period, primarily due to lower capitalized interest for VALARIS DS-13 and VALARIS DS-14, which were delivered at the end of 2023 and mobilized to the shipyard in the prior year period.

Net foreign currency exchange losses were $16.1 million during the nine months ended September 30, 2025 compared to $4.4 million of gains in the prior year period, primarily driven by unfavorable exchange rate movements in euros, Brazilian real and Mexican pesos relative to the prior year period.

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

Our cash and cash equivalents as of September 30, 2025 and December 31, 2024 were $662.7 million and $368.2 million, respectively. We have no debt principal payments due until 2030 and had $375.0 million available for borrowing, including up to $150.0 million for the issuance of letters of credit, under the 2028 Credit Agreement as of October 24, 2025. See below and "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the 2028 Credit Agreement and the 8.375% Second Lien Notes due 2030.

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

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$474.0	$230.8
Capital expenditures	$(237.2)	$(343.4)

During the nine months ended September 30, 2025, we generated $474.0 million of cash flow from operating activities primarily due to operating income for the period of $437.6 million and approximately $26.0 million of tax refunds received from the Australian tax authority during the first quarter of 2025. An additional source of cash was $132.0 million of cash proceeds related to the sales of VALARIS 247, VALARIS 75 and the Retired Semis. Our primary uses of cash were $237.2 million for maintenance and upgrades of our drilling rigs and $75.0 million for our share repurchase program, which is discussed further below.

During the nine months ended September 30, 2024, we generated $230.8 million of cash flow from operating activities primarily due to operating income for the period of $233.1 million and U.S. income tax refunds totaling $35.9 million received during the third quarter of 2024, partially offset by changes in working capital. Our primary uses of cash were $343.4 million for maintenance and upgrades of our drilling rigs, reactivation costs and costs related to the mobilization of VALARIS DS-13 and VALARIS DS-14 to their stacking location in early 2024. Additionally, we spent $100.0 million under our share repurchase program.

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

Based on our current projections, we expect capital expenditures during 2025 to approximate $380.0 million to $400.0 million primarily relating to maintenance and upgrade projects, including contract-specific capital expenditures. Depending on market conditions, contracting activity and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and acquire additional rigs.

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

The distribution of earnings to the joint-venture partners is at the discretion of the ARO board of managers, consisting of 50/50 membership of managers appointed by Saudi Aramco and managers appointed by us, with approval required by both shareholders. The timing and amount of any cash distributions to the joint venture partners cannot be predicted with certainty and will be influenced by various factors, including the liquidity position and long-term capital requirements of ARO. ARO has not made a cash distribution of earnings to its partners since its formation. ARO had cash and cash equivalents of $116.0 million as of September 30, 2025.

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

The following table summarizes the maturity schedule of our Notes Receivable from ARO as of September 30, 2025 (in millions):

Maturity Date	Principal Amount
October 2027	$213.6
October 2028	163.0
Total	$376.6

Share Repurchase Program

Our board of directors has authorized a share repurchase program under which we may purchase up to $600.0 million of our outstanding common shares. The following table summarizes shares repurchased, aggregate cost and the average per share price (in millions, except average per share price):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares repurchased	1.5	1.8	1.5	1.8
Aggregate cost	$75.0	$100.0	$75.0	$100.0
Average price per share	$48.88	$57.02	$48.88	$57.02

As of September 30, 2025, we had approximately $200.0 million available for share repurchases pursuant to the Share Repurchase Program.

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of September 30, 2025, we were contingently liable for an aggregate amount of $30.4 million under outstanding letters of credit, which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of September 30, 2025, we had collateral deposits in the amount of $11.2 million with respect to these agreements.

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs over an approximate 10-year period. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash on hand and from ARO’s operations and/or funds available from third-party financing. The first two newbuild rigs, Kingdom 1 and Kingdom 2, were delivered in the fourth quarter 2023 and the second quarter of 2024, respectively. In October 2023, ARO entered into a $359.0 million term loan to finance the remaining payments due upon delivery of the two rigs and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. Our Notes Receivable from ARO are subordinated and junior in right of payment to ARO’s term loan. Additionally, in 2024, ARO entered into a revolving credit facility which provides for borrowings of up to $100.0 million. There were no amounts outstanding under the credit facility as of September 30, 2025.

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

Tax Assessments

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR 117.0 million (approximately $28.0 million converted at current quarter-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount. In order to further contest the assessment, we agreed to a seven-month payment plan which commenced in August 2024. As of September 30, 2025, all payments under the seven-month payment plan had been made. We have not recorded a liability for uncertain tax positions as of September 30, 2025, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and will vigorously contest this assessment.

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

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that no longer meet our standards for economic returns. As part of our strategy, we may act opportunistically from time to time to monetize assets to enhance shareholder value and improve our liquidity profile, in addition to reduce holding costs by selling or disposing of lower-specification or non-core rigs. See "Note 8 - Debt" to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2024 for additional information on certain restrictions on the sales of assets.

In the third quarter of 2025, we sold VALARIS 247, a rig within our Jackups segment, and collected cash proceeds of approximately $108.0 million. We recognized a pre-tax gain of $88.4 million in connection with the sale.

During the first quarter of 2025 we sold VALARIS 75, a rig within our Jackups segment, for net proceeds of $24.0 million, resulting in the recognition of a pre-tax gain on sale of $23.0 million. Of the proceeds, $14.0 million was collected upon closing, with the remaining $10.0 million expected to be received in equal installments on the first and second anniversaries of the closing.

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

MARKET RISK

Interest Rate Risk

Our outstanding debt at September 30, 2025 consisted of our $1.1 billion aggregate principal amount of 2030 Second Lien Notes. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates impacting the fair value of the debt.

Our 2028 Credit Agreement provides for commitments permitting borrowings of up to $375.0 million at September 30, 2025. As the interest rates for such borrowings are at variable rates, we are subject to interest rate risk. As of September 30, 2025, we had no outstanding borrowings under the 2028 Credit Agreement.

Our Notes Receivable from ARO bear interest based on the one-year term SOFR rate, set as of the end of the year prior to the year applicable, plus 2.10%. As the Notes Receivable from ARO bear interest on the applicable SOFR rate determined at the end of the preceding year, the rate governing our interest income in 2025 has already been determined. A hypothetical 1% decrease to SOFR would decrease interest income for the year ended December 31, 2025 by $3.8 million based on the principal amount outstanding at September 30, 2025 of $376.6 million.

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

Based on their evaluation as of September 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2019, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.5 million liability related to these matters was included in Accrued liabilities and other on our Condensed Consolidated Balance Sheet as of September 30, 2025 included in "Item 1. Financial Statements."

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our board of directors has authorized a share repurchase program of up to $600.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and is subject to compliance with applicable covenants and restrictions under our financing agreements. The amount remaining for purchase was approximately $200.0 million as of September 30, 2025.

The following table provides a summary of our repurchases of our equity securities during the quarter ended September 30, 2025 (in millions, except average price per share):

Issuer Purchases of Equity Securities
Period	Total Number of Securities Purchased	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

July 1 - July 31	—	$—	—	$275.0
August 1 - August 31	0.8	$46.75	0.8	$238.5
September 1 - September 30	0.7	$51.10	0.7	$200.0
Total	1.5	$48.88	1.5	$200.0

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit Number	Exhibit
*10.1	First Amendment to Senior Secured Revolving Credit Facility Agreement, dated August 27, 2025, by and among the Company, Citibank, N.A., as administrative agent, and the lenders party thereto.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included with Exhibit 101 attachments).
*   Filed herewith.
** Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris Limited

Date:	October 30, 2025	/s/ CHRISTOPHER T. WEBER
Christopher T. Weber Senior Vice President and Chief Financial Officer

/s/ MELISSA BARRON
Melissa Barron Controller (principal accounting officer)