Form 10-K
period 2025-12-31
Valaris Ltd
filed 2026-02-20
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐        No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
The aggregate market value of the common shares (based upon the closing price on the New York Stock Exchange on June 30, 2025 of $42.11 of the registrant held by non-affiliates of Valaris Limited at that date) was approximately $2.5 billion.
As of February 13, 2026, there were 69,230,926 common shares of the registrant outstanding.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "likely," "outlook," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; expected utilization, day rates, revenues, operating expenses, cash flows, contract status, terms and duration, contract backlog, capital expenditures, insurance, financing and funding; our expectations regarding the timing, completion and anticipated benefits of the pending business combination (the "Business Combination") with Transocean Ltd.; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effect of the volatility of commodity prices; expected work commitments, awards, contracts and letters of intent; the availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; rig reactivations, enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; performance and expected benefits of our joint ventures, including our joint venture with Saudi Arabian Oil Company ("Saudi Aramco"); timing of the delivery of the Saudi Aramco Rowan Offshore Drilling Company ("ARO") newbuild rigs and the timing of additional ARO newbuild orders; divestitures of assets; general market, business and industry conditions, trends and outlook; general political conditions, including political tensions, conflicts and war; the impacts and effects of public health crises, pandemics and epidemics; future operations; the effectiveness of our cybersecurity programs; uncertainty around the use and impacts of artificial intelligence ("AI") applications; expectations regarding our sustainability targets and strategy; the impact of increasing regulatory complexity; the outcome of tax disputes, assessments and settlements; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.

Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•our ability to complete the Business Combination as timely as expected or at all, the impact of the significant management time and resources expended in an effort to complete the Business Combination, any disruptions to our relationships with third parties and employees or negative publicity or legal proceedings related to the Business Combination or disruptions to our ongoing operations, and uncertainty regarding the outcome of the Business Combination;

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

•general economic and business conditions, including recessions, inflation, volatility affecting the banking system and financial markets, changing tariff and tax policies, trade disputes and adverse changes in the level of international trade activity;

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

•risks associated with operations in non-U.S. jurisdictions and the expansion into new geographical markets;

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

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. Our fleet of offshore drilling rigs is among the largest in the world and includes one of the highest specification ultra-deepwater fleets, as well as a leading premium jackup fleet. As of February 20, 2026, we own 46 rigs, including 13 drillships, two semisubmersible rigs, 31 jackup rigs and a 50% equity interest in ARO, our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional nine rigs.

Our customers include many of the leading international and government-owned oil and gas companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies with global operations. The markets in which we operate include the Gulf of America, South America, the North Sea, the Mediterranean, the Middle East, Africa and Asia Pacific.

We provide drilling services on a day rate contract basis. Under day rate contracts, we provide an integrated drilling service that includes the provision of a drilling rig and rig crews for which we receive a daily rate that may vary between the full rate and zero rate throughout the duration of the contractual term, depending on the operations of the rig. We also may receive lump-sum fees or similar compensation for the mobilization, demobilization and capital upgrades of our rigs. Our customers bear substantially all of the costs of constructing the well and supporting drilling operations as well as the economic risk relative to the success of the well.

Pending Business Combination with Transocean

On February 9, 2026, Valaris and Transocean Ltd. ("Transocean") entered into a business combination agreement (the “Business Combination Agreement”) under which Transocean will acquire all of the issued and outstanding common shares of Valaris in exchange for shares of Transocean at an exchange ratio of 15.235 Transocean shares for each Valaris share. The Business Combination will be effected by way of a court-approved scheme of arrangement between Valaris and the holders of the Valaris shares pursuant to section 99 of the Companies Act 1981 of Bermuda, as amended. The Transocean shares are expected to be issued in reliance on the exemption from the registration requirements of the U.S. Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof and pursuant to exemptions from registration under any applicable state securities laws. Following the consummation of the Business Combination, Transocean’s existing shareholders and Valaris’ existing shareholders will own approximately 53% and 47%, respectively, of the combined company on a fully diluted basis assuming conversion to shares of Transocean’s exchangeable bonds due 2029. See "Part II. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction - Pending Business Combination with Transocean" for further information.

Our Industry

The offshore drilling industry is cyclical and primarily influenced by global energy demand, oil and gas supply dynamics and customer capital allocation decisions. Periods of oil oversupply generally place downward pressure on commodity prices, while periods of undersupply can result in higher and more volatile oil prices, influencing investment decisions across the upstream sector. While the oil market is currently in a period of oversupply, industry fundamentals are generally viewed as constructive over the medium to long term. Market participants generally expect the current oil supply imbalance to shift to a structurally tighter market over the next few years, driven by past underinvestment in upstream development and slowing production growth from non-OPEC sources. Industry studies, including those published by the International Energy Agency and the U.S. Energy Information Administration, indicate that substantial upstream investment is required to offset natural field declines and maintain existing production levels.

Against this backdrop, customers continue to emphasize the need for sustained investment in oil and gas to support secure, reliable and affordable energy supply, with increasing focus on offshore developments, particularly in deepwater. Compared to other sources of supply, deepwater projects typically offer large resource potential, competitive project economics and lower carbon intensity per barrel. Despite near-term commodity price uncertainty, customers are continuing to advance long-cycle offshore developments. Industry participants anticipate increased deepwater project sanctioning over the next five years across greenfield, brownfield and exploration opportunities. According to Rystad Energy estimates, approximately 70% of this expected activity is associated with projects with breakeven oil prices below $50 per barrel and over 80% is associated with projects with breakeven prices below $60 per barrel.

Operating results in the offshore drilling industry are directly related to the demand for and the available supply of drilling rigs, each of which affects rig utilization and day rates. While the balance of rig supply and demand can vary somewhat between regions, significant variations between most regions are generally short-term due to rig mobility. Rig attrition in the industry over the last decade, particularly for floaters, has resulted in a smaller global fleet of rigs that is available to meet customer demand.

Contract Drilling Operations

Our business consists of four operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups, (3) ARO and (4) Other, which consists of management services on rigs owned by third parties and the activities associated with our lease arrangements with ARO. Floaters, Jackups and ARO are also reportable segments.

As of December 31, 2025, we owned 46 rigs and excluding our held-for-sale rig, 17 are located in Europe, 16 are located in Middle East and Africa, eight are located in North and South America and four are located in Asia and the Pacific Rim.

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

Backlog Information

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for backlog information.

Major Customers

We provide our contract drilling services to major international, government-owned and independent oil and gas companies. During the year ended December 31, 2025, our five largest customers accounted for 49% of consolidated revenues. Petróleo Brasileiro S.A. ("Petrobras"), BP plc ("BP") and Azule Energy ("Azule"), our customers who account for 10% or more of consolidated revenues, accounted for 35% of consolidated revenues.

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

Non-U.S. Operations

Revenues from non-U.S. operations were 86%, 84% and 80% of our total consolidated revenues during the years ended December 31, 2025, 2024 and 2023, respectively.

See "Item 1A. Risk Factors - Our non-U.S. operations involve additional risks not typically associated with U.S. operations."

Insurance and Indemnification Matters

Our insurance program provides coverage, subject to the policies' terms and conditions and to the extent not otherwise assumed by the customer under the indemnification provisions of the drilling contract, for third-party liability claims arising from our operations. Our insurance program provides coverage that is customary for our industry. Generally, our insurance program provides third-party liability coverage up to $855.0 million. We retain the risk for liability not indemnified by the customer in excess of, and for risks not covered by, our insurance coverage.

Our insurance program also provides hull and machinery coverage for physical damage (including total loss) to our rigs, cargo and equipment, excluding damage arising from a named windstorm in the Gulf of America. We separately purchase a small limit of named windstorm insurance for our floater rigs in the Gulf of America. We carry limited insurance for loss of hire for several of our rigs.

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

Sustainability

Consistent with our purpose of providing responsible solutions that deliver energy to the world, we are focused on sustainability-related matters to drive continued shareholder value and meet the demands of our stakeholders. Our board of directors' Safety and Sustainability Committee regularly meets to address sustainability topics and is responsible for overseeing the Company’s policies, programs and practices related to sustainability as well as the Company’s management of risks in such areas. We also have a dedicated department focused on sustainability and new energy and a cross-functional working group to identify and evaluate opportunities and promote sustainable business practices.

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

•Integrity – Doing the right thing, whether or not anyone is watching;
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

Employees

We had a global workforce of approximately 5,070 persons including contractors, and approximately 3,800 persons excluding contractors, as of December 31, 2025. Our personnel represented 78 nationalities spread across 25 locations. The majority of our personnel work on our offshore rigs and are compensated on an hourly basis. A portion of our employees and contractors working outside of the U.S. are represented under collective bargaining or similar agreements, which are subject to periodic salary negotiation.

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

Training and Retention

We are focused on developing talent and leadership among both our onshore and offshore employees. In 2021, we launched the Building Organizational Leadership (BOLD) training program. This program is designed to engage, support and provide leadership tools for our offshore supervisors, helping them assess and develop their team’s understanding and use of our safety processes and policies. Approximately 1,620 personnel have attended the program since its launch. Also, in 2025, we launched an enhanced leadership development program for senior offshore leaders, which was delivered through targeted workshops during the year to strengthen management effectiveness and decision-making in complex operating environments.

We provide regular training in health, safety, environmental and emergency response to our employees, as relevant to their roles, and we mandate that our employees complete training related to the Code, covering topics such as anti-corruption, workplace behavior and conflicts of interest. In addition, in 2025, all employees were assigned "Workplace Harassment" training as part of supporting a more inclusive workforce. Certain employees must also complete additional training on topics ranging from trade compliance to human trafficking.

Safety

Our policies set the expectation that causing no harm is a priority while conducting our operations. We seek to control major operational hazards with effective safeguards, robust barrier management, and the disciplined implementation of management systems designed to protect the health and safety of our personnel, the environment and our assets.

As part of our focus on preventing high-consequence events, in 2025, we implemented BarrierPulseTM a barrier management and performance monitoring framework that provides structured oversight of safety-critical barriers and escalation reporting for leadership visibility. BarrierPulseTM supports the identification, verification, and monitoring of barriers intended to prevent, detect, or mitigate major accident hazards, enhancing our ability to understand barrier status and health, enhancing our ability to take timely corrective action before a major event occurs.

Our Safe Systems of Work are designed with the aim of completing each job safely and efficiently:

●Work Instruction – Step-by-step descriptions of how to complete specific work activities, including mandatory precautions and controls to be implemented;

●Permit to Work – Formal authorization and control process for the safe execution of potentially hazardous work that may present risk to people, the environment or assets;

●Energy Isolation – Formal isolation of all energy sources before performing work on equipment;

●Job Safety Analysis – Identification and control of job-specific hazards before starting work; and

●Stop Work Authority – Empowerment to stop work if a risk to people, the environment or assets is perceived to exist.

Information about our Executive Officers

Officers generally serve for a one-year term or until successors are elected and qualified to serve. The table below sets forth certain information regarding our executive officers as of February 20, 2026:

Name	Age	Position
Anton Dibowitz	53	President and Chief Executive Officer
Christopher Weber	53	Senior Vice President and Chief Financial Officer
Gilles Luca	54	Senior Vice President and Chief Operating Officer
Matthew Lyne	51	Senior Vice President and Chief Commercial Officer
Davor Vukadin	52	Senior Vice President and General Counsel and Secretary

Set forth below is certain additional information on our executive officers, including the business experience of each executive officer for at least the last five years:

Anton Dibowitz became the President and Chief Executive Officer of Valaris in December 2021, following his service as the Company’s interim President and Chief Executive Officer since September 2021. Mr. Dibowitz joined the Valaris board of directors in July 2021. Prior to joining the Valaris board of directors, he served as an advisor of Seadrill Ltd., a global offshore drilling contractor, from November 2020 until March 2021. He served as Chief Executive Officer of Seadrill Ltd. from July 2017 until October 2020. Prior to this, Mr. Dibowitz served as Executive Vice President of Seadrill Management since June 2016, and as Chief Commercial Officer since January 2013. He has over 20 years of drilling industry experience. Prior to joining Seadrill, Mr. Dibowitz held various positions within tax, process reengineering and marketing at Transocean Ltd. and Ernst & Young LLP. He is a Certified Public Accountant and a graduate of the University of Texas at Austin where he received a Bachelor's degree in Business Administration and Master's degrees in Professional Accounting (MPA) and Business Administration (MBA).

Christopher Weber became the Senior Vice President and Chief Financial Officer of Valaris in August 2022. Previously, he served as Chief Financial Officer of LUFKIN Industries, a leading global provider of rod lift optimization solutions, products, technologies and services to the oil and gas industry, from February 2021 to July 2022. Mr. Weber also served as Chief Financial Officer of Abaco Drilling Technologies from July 2019 to February 2021 and Chief Financial Officer of Halliburton Company from June 2017 to November 2018. Prior to Halliburton, Mr. Weber served as Chief Financial Officer of Parker Drilling Company and held senior finance roles at Valaris predecessor companies. He received an MBA in Finance and Strategy from the Wharton School and a BA in Economics and English Literature from Vanderbilt.

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

Risks Related to the Business Combination
•Our pending Business Combination may be delayed or not occur at all for a variety of reasons.
•Efforts to complete the Business Combination could disrupt our relationships with third parties and employees, divert management's attention, or result in negative publicity or legal proceedings.
•The Business Combination Agreement contains provisions that limit our ability to pursue alternatives to the Business Combination.
•The Business Combination Agreement restricts our business activities.
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
•Our long-term contracts are subject to the risk of cost increases.
•Our network and systems are subject to cybersecurity risks and technical disruptions.
•Rig reactivation, upgrade and enhancement projects are subject to risks, including delays and cost overruns.
•We make significant expenditures for a variety of reasons, including to maintain our competitiveness.
•Failure to recruit and retain skilled personnel could adversely affect our business.
•Our use of a shared service center creates risks relating to the processing of transactions and recording of financial information.
•AI presents risks and challenges that can impact our business.
•We may not realize the expected benefits of our ARO joint venture, and joint venture investments could be adversely affected by our joint venture partners’ actions, financial condition and liquidity and disputes between us and our joint venture partners.
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
•Significant equipment or part shortages, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could materially adversely affect us.
•Our operating and maintenance costs will not necessarily fluctuate in proportion to changes in our operating revenues.
•Our ability to pay our operating and capital expenses and make payments due on our debt depends on many factors beyond our control.
•The agreements governing our debt contain various covenants that impose restrictions on us and certain of our subsidiaries.
•We may experience risks associated with future mergers, acquisitions or dispositions of businesses or assets, including our drilling rigs, or other strategic transactions.
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
•Our bye-laws restrict shareholders from bringing legal action against our officers and directors and provisions in our bye-laws could delay or prevent a change in control of our company.
•Legislation enacted in Bermuda as to Economic Substance may affect our business.
•Our business could be affected as a result of activist investors.

Risks Related to Our International Operations
•Our non-U.S. operations involve risks not typically associated with U.S. operations, and we are subject to additional risks associated with the expansion into new geographic markets.

Sustainability Risks
•Regulation of GHG, consumer preferences for alternative fuels and electric powered vehicles and climate change could have a negative impact on our business.
•Increased scrutiny from stakeholders and others regarding our sustainability practices, initiatives and reporting responsibilities could result in additional costs or risks.

Item 1A.  Risk Factors

Risks Related to the Business Combination

Our pending Business Combination may be delayed or not occur at all for a variety of reasons, some of which are outside of the parties’ control, and if these conditions are not satisfied, the Business Combination Agreement may be terminated and the Business Combination may not be completed.

On February 9, 2026, Valaris and Transocean (Valaris and Transocean, collectively, the “Parties” and each, a “Party”), entered into a business combination agreement (the “Business Combination Agreement”), providing for the combination of the two Parties (the “Business Combination”). Pursuant to the Business Combination Agreement, and on the terms and subject to the conditions thereof, Transocean will acquire all of the issued and outstanding common shares of Valaris in exchange for shares of Transocean at an exchange ratio of 15.235 Transocean shares for each Valaris share. The Business Combination will be effected by way of a court-approved scheme of arrangement between Valaris and the holders of the Valaris shares pursuant to section 99 of the Companies Act 1981 of Bermuda, as amended. Following the consummation of the Business Combination, Transocean’s existing shareholders and Valaris’ existing shareholders will own approximately 53% and 47%, respectively, of the combined company on a fully diluted basis assuming conversion to shares of Transocean’s exchangeable bonds due 2029.

Completion of the Business Combination is subject to customary closing conditions, including (1) the receipt of the requisite approvals of the Valaris shareholders and the Transocean shareholders, (2) the granting of the sanction order on terms consistent with the Business Combination Agreement, (3) the Transocean shares issued pursuant to the Business Combination Agreement having been approved for listing on the NYSE, (4) certain regulatory approvals having been obtained or any applicable waiting period having expired or been terminated, (5) no governmental authority within applicable jurisdictions having enacted or issued any law or order preventing or prohibiting the consummation of the Business Combination and (6) the absence of a Transocean Material Adverse Effect or a Valaris Material Adverse Effect (as each are defined in the Business Combination Agreement). Therefore, the Business Combination Agreement may not be completed or may not be completed as timely as expected.

In addition, the Business Combination Agreement also contains certain customary termination rights in favor of each Party, including for the failure to receive the requisite approvals of the Valaris shareholders and Transocean shareholders. A Party may terminate the Business Combination Agreement, prior to the receipt of the requisite approval of the other Party’s shareholders, if the other Party shall have made an Adverse Recommendation Change (as defined in the Business Combination Agreement). Either Valaris or Transocean may terminate the Business Combination Agreement if the effective time shall not have occurred on or prior to February 9, 2027 (as such date may be extended in accordance with the terms of the Business Combination Agreement).

Failure to complete the Business Combination could adversely affect our business and the market price of our common shares in a number of ways, including:

•The market price of our common shares may decline to the extent that the current market price reflects an assumption that the Business Combination will be consummated;

•If the Business Combination Agreement is terminated under certain circumstances specified in the Business Combination Agreement, we would be required to pay a termination fee of approximately $173.0 million to Transocean, and in other specified circumstances where the Business Combination Agreement is terminated following the failure to obtain the requisite shareholder approval and the above referenced termination fee is not otherwise payable, if Valaris shareholders failed to approve the transactions contemplated by the Business Combination Agreement, Valaris will be required to reimburse Transocean’s transaction expenses up to $58 million;

•We have incurred, and will continue to incur, significant expenses for professional services in connection with the Business Combination Agreement for which we will have received little or no benefit if the Business Combination Agreement is not consummated; and

•A failed Business Combination Agreement may result in negative publicity and/or give a negative impression of us in the investment community, with our customers and our other stakeholders.

Efforts to complete the Business Combination could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Business Combination, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Business Combination and our future could disrupt our business relationships with our existing and potential customers, suppliers and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, or terminate or amend contracts. Uncertainty regarding the outcome of the Business Combination could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Business Combination may also result in negative publicity and a negative impression of us in the financial markets, and may lead to litigation against us and our directors and officers. Such litigation could be distracting to management and, may, in the future, require us to incur significant costs. Such litigation could result in the Business Combination being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Business Combination from becoming effective. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

The Business Combination Agreement contains provisions that limit our ability to pursue alternatives to the Business Combination which could discourage a potential competing acquiror from making an alternative transaction proposal.

The Business Combination Agreement contains provisions that subject Valaris to certain restrictions on its ability to solicit an alternative acquisition proposal from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. Each Party is required to call a meeting of its shareholders to obtain the required approval of such Party’s shareholders described above and, subject to certain exceptions, to recommend that their respective shareholders approve such proposals. Neither Party has the ability to terminate to accept a Superior Proposal (as defined in the Business Combination Agreement).

Additionally, if the Business Combination Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Business Combination.

While the Business Combination Agreement is in effect, we are subject to restrictions on our business activities.

The Business Combination Agreement generally requires us to operate our business in the ordinary course consistent with past practices. It also imposes customary interim operating covenants that restrict us from taking specified actions, subject to certain exceptions, until the Business Combination is completed or until the Business Combination Agreement is terminated, including, but not limited to, our ability to amend our organizational documents; declare dividends or repurchase shares; encumber assets; make acquisitions or dispositions; incur or guarantee indebtedness; enter into, or amend, any material contract.

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

Numerous factors may affect oil and natural gas prices and the level of demand for our services, including:

•regional and global economic conditions and changes therein, including recessions,
•oil and natural gas supply and demand, which is affected by worldwide economic activity and population growth,
•expectations regarding future energy prices,
•the desire and ability of OPEC+, its members and certain other oil-producing nations, such as Russia, to reach further agreements to set and maintain production levels and pricing and to implement existing and future agreements, including the ability of OPEC+ to successfully coordinate and enforce production quotas,
•the availability of capital for oil and natural gas participants, including our customers, and capital allocation decisions by our customers, including the relative economics of offshore development versus alternative prospects,
•the level of production by non-OPEC+ countries,
•the worldwide military or political environment, including the Russia-Ukraine conflict and the conflicts in the Middle East and any related political or economic responses, global macroeconomic effects of trade disputes and increased tariffs, such as those imposed since February 2025, or that may be imposed, by the U.S., and sanctions and uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas or geographic areas in which we operate, or acts of terrorism,
•U.S. and non-U.S. tax policy, including the U.K. windfall tax on oil and gas producers in the British North Sea,
•advances in exploration and development technology, including with respect to onshore shale,
•costs associated with exploring for, developing, producing and delivering oil and natural gas,
•the rate of discovery of new oil and natural gas reserves and the rate of decline of existing oil and gas reserves,
•investors reducing, or ceasing to provide, funding to the oil and natural gas industry in response to initiatives to limit or otherwise address climate change,
•laws and government regulations that limit, restrict or prohibit exploration and development of oil and natural gas in various jurisdictions, or materially increase the cost of such exploration and development,
•the development and exploitation of alternative fuels or energy sources, resulting in reduced capital spending by our customers on oil and natural gas projects, and increased demand for electric-powered products, including electric-powered vehicles,
•disruption to exploration and development activities due to hurricanes and other adverse weather conditions and the risk thereof,

•natural disasters or incidents resulting from operating hazards inherent in offshore drilling, such as oil spills, and
•the occurrence or threat of epidemic or pandemic diseases and any government response to such occurrence or threat.

Higher commodity prices may not necessarily translate into increased activity, however, and even during periods of high commodity prices, customers may cancel or curtail their drilling programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, including their expectations for future oil and natural gas prices, the cost of exploration efforts, extended periods of price volatility, their lack of success in exploration efforts and re-allocating capital expenditures for alternative fuels, energy sources or renewable energy projects.

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

As of February 17, 2026 and February 18, 2025, our contract backlog was approximately $4.7 billion and $3.6 billion, respectively. This amount reflects the remaining firm contractual terms multiplied by the applicable contractual day rate. The contractual revenue may be higher than the actual revenue we ultimately receive because of a number of factors, including rig downtime or suspension of operations.

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

Our ability to renew expiring contracts or obtain new contracts and the terms of any such contracts will depend on market conditions. For example, as of February 17, 2026, we had three drillships that are preservation stacked. Our customers’ decisions to exercise option periods resulting in additional work for the rig under contract also depend on market conditions. We may be unable to renew our expiring contracts, including contracts expiring due to a failure by the customer to exercise option periods, or obtain new contracts for any of our uncontracted drilling rigs or the drilling rigs under contracts that have expired or have been terminated. In addition, the day rates under any new contracts or any renegotiated contracts may be substantially below the existing day rates, which could materially adversely affect our financial position, operating results or cash flows. If customers do not exercise option periods under contracts that we currently expect to be exercised, we may face increased idle time associated with the related rigs, as we may have difficulty securing additional work to cover the option periods. In addition, we may choose to stack idle rigs that are not under contract, which would require us to incur stacking costs for such rigs.

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

We provide our services to major international, government-owned and independent oil and natural gas companies. During 2025, our five largest customers accounted for 49% of consolidated revenues, a significant percentage of our operating cash flows, with our largest customer representing 13% of our consolidated revenues. Our financial position, operating results or cash flows may be materially adversely affected if any of our higher day rate contracts were terminated or renegotiated on less favorable terms or if a major customer terminates its contracts with us, fails to renew its existing contracts with us, requires renegotiation of our contracts or declines to award new contracts to us.

Some of our customers have consolidated and could continue to consolidate and could use their size and purchasing power to achieve economies of scale and pricing concessions. Such customer consolidation could result in reduced capital spending by such customers, decreased demand for our drilling services, loss of competitive position and negative pricing impacts. Some of our customers have also deferred the timing of their offshore projects as a result of a focus on capital discipline, including the deployment of additional cash to share repurchase and dividend programs, the limited availability of production equipment and protracted regulatory approvals. If we cannot maintain service and pricing levels for existing customers or replace such revenues with increased business activities from other customers, our financial position, operating results and cash flows could be materially adversely affected.

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

Our business depends on technologies, systems and networks, including both operational technology and information technology (“IT”), to conduct our offshore operations and help run our financial and onshore operations functions, including the collection of payments from customers, payments to vendors and employees and storage of company records. Some of these systems are managed or provided by third-party service providers, including cloud platform or cloud software providers. These systems are subject to growing risks associated with cybersecurity incidents and technical disruptions. These risks include, but may not be limited to, human error, power outages, computer, telecommunication and satellite failures, natural disasters, fraud or malice, social engineering or phishing attacks, viruses or malware, and other cyberattacks, such as denial-of-service or ransomware attacks. Entities or groups, including private and nation state actors, have mounted cyberattacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. In addition, the U.S. government has issued public warnings that indicate energy assets and companies might be targeted by nation state threat actors. Geopolitical tensions may increase the risk of cybersecurity threats.

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

During periods of increased rig reactivation, upgrade and enhancement projects, shipyards and third-party equipment vendors may be under significant resource constraints to meet delivery obligations. Such constraints may lead to substantial delivery and commissioning delays, equipment failures increased costs and/or quality deficiencies. Furthermore, drilling rigs may face start-up or other operational complications following completion of upgrades or maintenance. Other unexpected difficulties, including equipment failures, design or engineering problems, could result in significant downtime at reduced or zero day rates or the cancellation or termination of drilling contracts.

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

Failure to recruit, develop and retain skilled personnel could materially adversely affect our business.

We require skilled personnel to operate our drilling rigs and to provide technical services and support for our business, and further rig reactivations will require that we hire additional skilled personnel. Competition for the labor required for drilling operations and construction projects is intense, leading to shortages of qualified personnel in the industry. During periods of intensified competition, it is more difficult and costly to recruit, train and retain qualified employees, including in foreign countries that require a certain percentage of national employees. The most recent prolonged industry downturn and resulting reductions in offshore personnel wages further reduced the number of qualified personnel available. Hiring qualified and experienced personnel with the specialized skills and qualifications required to operate an offshore drilling rig is difficult due to the competitive labor market and lack of experience. In periods of intense competition for labor, we may be required to increase existing levels of compensation and benefits to attract and retain a skilled workforce.

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

AI presents operational, legal and reputational risks that could impact our business, including breaches of privacy or security incidents related to the use of AI. As we integrate, AI tools into our operations and business functions, there is no assurance that we will realize the anticipated benefits or properly implement such technology. Our third-party service providers may also incorporate AI into their services without disclosing such use to us or fail to disclose risks presented by their use of AI. There is a risk that AI tools used by us or by our service providers could produce inaccurate or unexpected results or behaviors that could result in operational disruptions and harm our business, customers or reputation. In addition, we, or our AI service providers, may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, compliance, and transparency, among others, which could inhibit our or our service providers’ ability to maintain an adequate level of functionality or service. Our competitors or other third parties may incorporate AI in their business operations more quickly or more successfully than we do, which may negatively impact our ability to compete effectively. Our internal governance, policies, procedures, and controls relating to the development, integration, and use of AI, including by third-party service providers, may be insufficient or may not operate as intended, particularly as AI technologies and regulatory expectations continue to evolve. Additionally, the rapidly evolving global legal landscape around AI, including the EU Artificial Intelligence Act and proposed and enacted U.S. federal and state laws and regulations, may expose us to claims, inquiries, demands and proceedings by private parties and global regulatory authorities and subject us to legal liability as well as reputational harm. Existing laws and regulations may be interpreted in ways that would affect our business operations and the ways in which we use AI. Any of these outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of our or our customers’ property or information and/or materially adversely affect our financial position, operating results or cash flows.

We may not realize the expected benefits of our ARO joint venture.

ARO, our 50/50 unconsolidated ARO joint venture and a provider of offshore drilling services, faces many of the same risks as we face. Operating through ARO, in which we have a shared interest, may result in our having less control over many decisions made with respect to projects, operations, safety, utilization, internal controls and other operating and financial matters. ARO may not apply the same controls and policies that we follow to manage our risks, and ARO’s controls and policies may not be as effective. As a result, operational, financial and control issues may arise, including the inability to produce timely and accurate financial statements, which could materially adversely affect our financial position, operating results or cash flows. Additionally, in order to establish or preserve our relationship with our joint venture partner we may agree to risks and contributions of resources that are proportionately greater than the returns we could receive, which could reduce our income and return on our investment in ARO compared to what we may traditionally require in other areas of our business.

ARO’s income and accounts receivable are concentrated with Saudi Aramco. The loss of this customer, or a substantial decrease in demand by this customer for ARO’s services, would have a material adverse effect on ARO’s business, results of operations and financial condition, which could materially adversely affect our financial position, operating results or cash flows.

We have issued a 10-year shareholder notes receivable to ARO (the “Notes Receivable from ARO”), which are governed by the laws of Saudi Arabia. In the event of a dispute with ARO over the repayment of the Notes Receivable from ARO, our ability to enforce the payment obligations of ARO or to exercise other remedies are subject to several significant limitations, including that our ability to accelerate outstanding amounts under the Notes Receivable from ARO is subject to the consent of Saudi Aramco and that the Notes Receivable from ARO are governed by the laws of Saudi Arabia, and we are limited to the remedies available under Saudi law. In addition, our Notes Receivable from ARO are subordinated and junior in right of payment to ARO’s term loan described below, and as such, we may not be repaid the interest or principal amounts of the Notes Receivable from ARO. Further, we may not receive cash interest from ARO for an extended period of time, or at all. For example, the 2025 interest owed by ARO on the Notes Receivable from ARO of $24.1 million was paid in kind in December 2025 by increasing the principal balance of the Notes Receivable from ARO.

We expect to agree to extend the maturity of the Notes Receivable from ARO to facilitate its capital allocation priorities, in particular its newbuild jackup rig program. Notwithstanding any extension of the maturity, in the event that ARO does not repay the Notes Receivable from ARO when they become due, we would require the prior consent of our joint venture partner to enforce ARO's payment obligations.

We have a potential obligation to fund ARO for newbuild jackup rigs. The shareholder agreement governing the joint venture (the "Shareholder Agreement") specifies that ARO shall purchase 20 newbuild jackup rigs. The first two newbuild jackups were ordered in January 2020. The first rig, Kingdom 1, was delivered in the fourth quarter of 2023 and the second rig, Kingdom 2, was delivered in the second quarter of 2024. In October 2024 and November 2025, ARO ordered the third newbuild jackup, Kingdom 3, and the fourth newbuild jackup, Kingdom 4, respectively. There can be no assurance that the new jackup rigs will begin operations as anticipated.

The joint venture partners intend for the newbuild jackup rigs to be financed from ARO's available cash on hand or from operations and/or funds available from third-party financing. In October 2023, ARO entered into a $359.0 million term loan to finance the remaining payments due upon delivery of the first two newbuild jackups and for general corporate purposes. Further, in the event ARO has insufficient cash or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Beginning with the delivery of the second newbuild, each partner's commitment is reduced by the lesser of the actual cost of each newbuild rig or $250.0 million, on a proportionate basis. Following the delivery of Kingdom 2, our commitment to fund the newbuild program has been reduced to $1.1 billion. Any required capital contributions we make could negatively impact our liquidity position and financial condition.

In connection with Saudi Aramco’s suspension of certain drilling contracts, the VALARIS 143, VALARIS 147 and VALARIS 148 contracts were terminated during the year ended December 31, 2024. Upon termination of these contracts, the bareboat charter agreements between us and ARO were also terminated and the rigs were returned to us and stacked. If additional drilling contracts between us and ARO are suspended or terminated in the future and we are unable to secure new contracts with substantially similar terms on a timely basis, our financial position, operating results or cash flows could be materially adversely affected.

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

Our business involves operating hazards, and our insurance and indemnities from our customers or other parties may not be adequate to cover any potential losses.

The drilling of oil and natural gas wells involves numerous operating hazards, such as blowouts, reservoir damage, loss of production, loss of well control, uncontrolled formation pressures, lost or stuck drill strings, equipment failures and mechanical breakdowns, punch throughs, craterings, industrial accidents, fires, explosions, oil spills and pollution. Contract drilling requires the use of heavy equipment and exposure to hazardous conditions, which may subject us to liability claims by employees, customers and other parties or prosecution by governmental authorities. These hazards can cause personal injury or loss of life, severe damage to, or destruction of, property and equipment, pollution or environmental damage, which could lead to claims by employees, contractors or third parties and suspension of operations and contract terminations. Our drilling rigs are also subject to hazards associated with marine operations, either while docked, on site or during mobilization, such as capsizing, breaking free of moorings, sinking, grounding, allision, collision, piracy, damage from adverse weather and marine life infestations. The Gulf of America and the coasts of Australia are areas subject to hurricanes, typhoons and other adverse weather conditions, and our drilling rigs in these regions may be exposed to damage or a total loss by these storms, some of which may not be covered by insurance. The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury to or death of rig personnel. Operations may also be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. Damage to the environment could also result from our operations, particularly through spillage of hydrocarbons, fuel, lubricants or other chemicals and substances used in drilling operations or fires. We may also be subject to property damage, environmental indemnity and other claims by third parties. Drilling involves certain risks associated with the loss of control of a well, such as blowout, cratering, the cost to regain control of or redrill the well and remediation of associated pollution. Our customers may be unable or unwilling to indemnify us against such risks. In addition, a court may decide that certain indemnities in our current or future drilling contracts are not enforceable. The law generally considers contractual indemnity for criminal fines and penalties to be against public policy, and the enforceability of an indemnity as to other matters may be limited.

Our insurance policies and drilling contracts contain rights to indemnity that may not adequately cover our losses, and we do not have insurance coverage or rights to indemnity for all risks. We have two main types of insurance coverage: (1) hull and machinery coverage for physical damage to our property and equipment and (2) P&I with excess liability coverage, which generally covers our liabilities arising from our operations, such as personal injury and property claims, including wreck removal and pollution. We have no hull and machinery insurance coverage for damages caused by named storms in the Gulf of America for our jack-up fleet and only limited coverage for our floater fleet. We also retain the risk for any liability that exceeds our excess liability coverage. Pollution and environmental risks generally are not completely insurable.

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

We currently own and operate 11 drilling rigs that are contracted with national oil companies. The terms of these contracts are often non-negotiable and may expose us to greater commercial, political and operational risks than we assume in other contracts, such as exposure to materially greater environmental liability, personal injury and other claims for damages (including consequential damages), or, in certain cases, the risk of early termination of the contract for convenience (without cause), exercisable upon advance notice to us, contractually or by governmental action, without making an early termination payment to us. We can provide no assurance that the increased risk exposure will not have an adverse impact on our future operations or that we will not increase the number of drilling rigs contracted to national oil companies with commensurate additional contractual risks.

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

The agreements governing our debt, including the Indenture and the 2028 Credit Agreement, contain various covenants that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our business and to make payments on our debt.

The Indenture, the 2028 Credit Agreement (as each are defined below) and the related agreements governing our indebtedness contain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:
•incur additional debt and issue preferred stock;
•incur or create liens;
•redeem and/or prepay certain debt;
•pay dividends on our shares or repurchase shares;
•make certain investments;
•engage in specified sales of assets;
•enter into transactions with affiliates; and
•engage in consolidation, mergers and acquisitions.

In addition, the 2028 Credit Agreement contains financial covenants requiring us to maintain (i) a minimum book value of equity to total assets ratio, (ii) a minimum interest coverage ratio and (iii) a minimum amount of liquidity. Any future indebtedness may also require us to comply with similar or other covenants. These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other business opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing, which could materially adversely affect our financial condition, operating results or cash flows and could cause us to become bankrupt or insolvent.

We may experience risks associated with future mergers, acquisitions or dispositions of businesses or assets, including our drilling rigs, or other strategic transactions.

We may pursue mergers, acquisitions or dispositions of businesses or assets, including our drilling rigs, or other strategic transactions that we believe will strengthen, streamline or expand our business, such as the Business Combination. Each such transaction would be dependent upon several factors, including identifying suitable companies, businesses or assets that align with our business strategies, reaching agreement with the potential counterparties on acceptable terms, the receipt of any applicable regulatory and other approvals, and other conditions. These transactions involve various risks, including among others, (1) difficulties related to integrating or managing applicable parts of an acquired business or joint venture and unanticipated changes in customer and other third-party relationships subsequent to closing, (2) diversion of management's attention from day-to-day operations, (3) applicable antitrust laws and other regulations that may limit our ability to acquire targets or require us to divest an acquired business or assets, (4) failure to realize anticipated benefits, such as cost savings, revenue enhancements or strengthening or broadening our business, (5) potentially substantial transaction costs associated with acquisitions, joint ventures or investments if we or a transaction counterparty seeks to exit or terminate an interest in the joint venture or investment, (6) potential adverse impacts on our business and relationships with customers, vendors, contractors, employees or suppliers as a result of proposed or completed transactions, (7) potential accounting impairment or actual diminution or loss of value of our investment if future market, business or other conditions ultimately differ from our assumptions at the time such transaction is consummated, and (8) potential accounting impairment upon the decision to reclassify assets as held for sale.
In connection with the retirements of VALARIS DPS-3, VALARIS DPS-5 and VALARIS DPS-6 (three semisubmersible rigs within the Floaters segment) and VALARIS 102 and VALARIS 145 (two rigs within the Jackups segment), and the classification of VALARIS DPS-1 (a semisubmersible rig within the Floaters segment) as held for sale during 2025, we recognized non-cash losses on impairment of $27.3 million for the year ended December 31, 2025. See "Note 5 - Property and Equipment" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the retirements of these assets.

The exercise of all or any number of outstanding warrants or the issuance or settlement of stock-based awards may dilute the holders of our Common Shares.

On April 30, 2021, we issued 75.0 million Common Shares and 5.6 million warrants to purchase 5.6 million Common Shares at an exercise price of $131.88 per share, exercisable for a seven-year period commencing on that date. Additionally, on May 3, 2021, our board of directors approved and ratified the Valaris Limited 2021 Management Incentive Plan (the “MIP”) and reserved 9.0 million of our Common Shares for issuance under the MIP primarily for employees and directors. As of December 31, 2025, there were 6.2 million shares available for issuance under the MIP. The grant and settlement of equity awards in the future, any exercise of the warrants into Common Shares and any sale of Common Shares underlying outstanding warrants will have a dilutive effect to the holdings of our existing shareholders and could have a material adverse effect on the market for our Common Shares, including the price that an investor could obtain for their Common Shares.

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

The offshore contract drilling industry is dependent on demand for services from the oil and natural gas industry. Accordingly, we will be directly affected by the approval and adoption of laws and regulations limiting or curtailing exploration and development drilling for oil and natural gas for economic, environmental, safety and other policy reasons. Furthermore, we may be required to make significant capital expenditures or incur substantial additional costs to comply with new governmental laws and regulations. It is also possible that legislative and regulatory activity could materially adversely affect our financial position, operating results or cash flows by limiting drilling opportunities. In recent years, we have seen several significant regulatory changes that have affected the way we operate in the Gulf of America. See “Item 1. Business – Governmental Regulations and Environmental Matters.”

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

There is increasing uncertainty with respect to tax laws, regulations and treaties, and the interpretation and enforcement thereof that may affect our business. For example, the Organization for Economic Cooperation and Development (“OECD”), the EU and certain other countries (including countries in which we operate) enacted substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD’s Pillar Two initiative introduced a 15% global minimum tax applied on a country-by-country basis. Many jurisdictions have already enacted legislation in line with Pillar Two, and the OECD continues to issue additional guidance. Based upon existing legislation and OECD guidance, Pillar Two could increase our future tax obligations in the jurisdictions in which we operate. These evolving rules, as well as any other changes in domestic and international tax rules and regulations, could have a material effect on our effective tax rate.

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

Legislation enacted in Bermuda as to Economic Substance may affect our business.

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

Risks Related to Our International Operations

Our non-U.S. operations involve additional risks not typically associated with U.S. operations, and we are subject to additional risks associated with the expansion into new geographical markets.

Revenues from non-U.S. operations were 86%, 84% and 80% of our total consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Our non-U.S. operations and shipyard rig construction and enhancement projects, as well as our expansion into new geographical markets, are subject to political, economic and other uncertainties, including:

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

Governments around the world have recently focused on enacting laws and regulations regarding climate change and regulation of GHG that may impact our operations, profitability and competitiveness. Restrictions on GHG emissions, reporting requirements or other related legislative or regulatory enactments could have an indirect effect in industries that use significant amounts of petroleum products, which could potentially result in a reduction in demand for petroleum products and, consequently, our offshore contract drilling services. Lawmakers and regulators in the U.S. and certain other jurisdictions where we operate have proposed or enacted regulations requiring reporting of GHG emissions and the restriction thereof, including increased fuel efficiency standards, carbon taxes or cap-and-trade systems, restrictive permitting and incentives for renewable energy. For example, in December 2023, the EPA adopted a final rule enacting a series of actions targeting methane and other emission reductions in natural gas and oil operations, though the effective implementation date has been delayed. Global efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues and impose reductions of hydrocarbon-based fuels, including plans developed in connection with the Paris climate conference in December 2015, the Katowice climate conference in December 2018 and the UN Climate Change Conferences since 2021. In January 2023, the EU enacted the Corporate Sustainability Reporting Directive to require sustainability reporting across a broad range of sustainability topics for both EU and non-EU companies. In 2025, the EU delayed the reporting timeline for many in-scope companies and, in December 2025, continued to progress on amendments that would limit the number of companies obligated to report under the law. These requirements could apply to us as early as 2028 (for fiscal year 2027) for certain of our EU subsidiaries and at the consolidated entity level in 2029 (for fiscal year 2028). As a result of varying rules adopted by jurisdictions in which we operate, we are increasingly subject to an overlapping patchwork of laws and regulations, including disclosure requirements, which may increase the costs of compliance and the risk of violations.

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

In addition to potential impacts on our business resulting from climate-change legislation or regulations, our business also could be materially adversely affected by climate change-related physical changes, such as changing weather patterns. An increase in severe weather patterns could result in damage to or loss of our drilling rigs, impact our ability to conduct our operations and/or result in a disruption of our customers’ operations. Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their GHG emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors. The ultimate impact of GHG emissions-related agreements, legislation and measures on our financial performance is highly uncertain.

Consumer preferences for alternative fuels and electric-powered vehicles, as part of the global energy transition, may lead to reduced demand for our services.

The increasing penetration of renewable energy into the energy supply mix, the increased production of electric-powered vehicles and improvements in energy storage, as well as changes in consumer preferences, including increased consumer demand for alternative fuels, energy sources and electric-powered vehicles may materially adversely affect the demand for oil and natural gas and our drilling services. This evolving transition of the global energy system from fossil-based systems of energy production and consumption to more renewable energy sources, commonly referred to as the energy transition, could have a material adverse impact on our results of operations, financial position and cash flows. As a result of changes in consumer preferences and uncertainty regarding the pace of the energy transition and expected impacts on oil and natural gas demand, some of our customers may transition their businesses to renewable energy projects and away from oil and natural gas exploration and production, which would result in reduced capital spending by such customers on oil and natural gas projects and in turn reduced demand for our services.

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

In addition to such initiatives, sustainability matters have more generally been the subject of increased focus by investors, customers, investment funds, political advocacy groups, and other market and industry participants, as well as certain regulators, including in the U.S. and the EU. We publish an annual Sustainability Report, which includes disclosures of our sustainability practices, aspirations, targets and goals. Our disclosures on these matters rely on management’s expectations as of the date when the statements are first made, as well as standards for measuring progress that are still in development and that may change or fail to be realized. These expectations and standards may continue to evolve. Even so, our failure or inability to meet these aspirations, targets, goals or evolving stakeholder expectations for sustainability practices and reporting and even the perception of such failure or inability may potentially harm our reputation and impact employee retention, customer relationships and access to capital, among other matters. For example, certain market participants use third-party benchmarks or scores to measure a company’s sustainability practices in making investment decisions and customers and suppliers may evaluate our sustainability practices or require that we adopt or remove certain sustainability policies as a condition of awarding contracts. By electing to set and share publicly our corporate sustainability standards, our business may face increased scrutiny related to sustainability activities and be unable to satisfy all stakeholders. For example, an increasing number of stakeholders, regulators and lawmakers have expressed or pursued opposing views, legislation and investment expectations with respect to sustainability. As sustainability best-practices and voluntary or mandatory reporting standards continue to develop, we may incur increased costs related to sustainability monitoring, reporting and compliance, especially to the extent these standards are not harmonized or consistent. In addition, it may be difficult or expensive for us to comply with sustainability-linked contracting policies adopted by customers and suppliers, particularly given the complexity of our supply chain, our reliance on third-party manufacturers, and the potential for jurisdictions in which we operate to enact opposing or incompatible regulations. Actions we may take to achieve our sustainability initiatives, including the development and implementation of new emissions-reduction technology, may require increased expenditures, which may materially adversely affect our financial position, operating results or cash flows.

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

Oversight:

The Audit Committee is responsible for, and actively engaged in, the oversight of our IT and cybersecurity program, including the oversight of risks from cybersecurity threats and risks posed by the use and impacts of artificial intelligence. Two of the members of the Audit Committee have obtained a certification or completed coursework in cybersecurity. The Audit Committee, at least quarterly, receives reports from the Company’s Senior Director – Information Technology (“SDIT”) on, among other things, the Company’s cybersecurity incidents, risks, threats and measures, training and organizational readiness. The board of directors is kept apprised of cybersecurity risk matters, including through participation in the quarterly cybersecurity briefings to the Audit Committee that are described above. We have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported in a timely manner to the board of directors and Audit Committee.

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

Item 2.  Properties

Contract Drilling Fleet

The following table provides certain information about the rigs in our drilling fleet as of February 17, 2026:

Rig Name	Rig Type	Year Delivered	Design	Maximum Water Depth/ Drilling Depth	Location	Status
Floaters
VALARIS DS-4	Drillship	2010	Dynamically Positioned	12,000'/40,000'	Brazil	Under contract
VALARIS DS-7	Drillship	2013	Dynamically Positioned	10,000'/40,000'	Angola	Under contract
VALARIS DS-8	Drillship	2015	Dynamically Positioned	12,000'/40,000'	Brazil	Under contract
VALARIS DS-9	Drillship	2015	Dynamically Positioned	12,000'/40,000'	Angola	Under contract
VALARIS DS-10	Drillship	2017	Dynamically Positioned	12,000'/40,000'	Spain	Future contract
VALARIS DS-11	Drillship	2013	Dynamically Positioned	12,000'/40,000'	Spain	Preservation stacked(1)
VALARIS DS-12	Drillship	2013	Dynamically Positioned	12,000'/40,000'	Spain	Future contract
VALARIS DS-13	Drillship	2023	Dynamically Positioned	12,000'/40,000'	Spain	Preservation stacked(1)
VALARIS DS-14	Drillship	2023	Dynamically Positioned	12,000'/40,000'	Spain	Preservation stacked(1)
VALARIS DS-15	Drillship	2014	Dynamically Positioned	12,000'/40,000'	Spain	Future contract
VALARIS DS-16	Drillship	2014	Dynamically Positioned	12,000'/40,000'	Gulf of America	Under contract
VALARIS DS-17	Drillship	2014	Dynamically Positioned	12,000'/40,000'	Brazil	Under contract
VALARIS DS-18	Drillship	2015	Dynamically Positioned	12,000'/40,000'	Gulf of America	Future contract
VALARIS DPS-1	Semisubmersible	2012	Dynamically Positioned	10,000'/35,000'	Malaysia	Held for sale
VALARIS MS-1	Semisubmersible	2011	F&G ExD Millennium, Moored	8,200'/40,000	Malaysia	Available
Jackups
VALARIS 72	Jackup	1981	Hitachi K1025N	225'/25,000'	United Kingdom	Under contract
VALARIS 76	Jackup	2000	MLT Super 116-C	350'/30,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 92	Jackup	1982	MLT 116-C	210'/25,000'	United Kingdom	Under contract
VALARIS 104	Jackup	2002	KFELS MOD V-B	400'/30,000'	UAE	Preservation stacked(1)
VALARIS 106	Jackup	2005	KFELS MOD V-B	400'/30,000'	Indonesia	Future contract
VALARIS 107	Jackup	2006	KFELS MOD V-B	400'/30,000'	Australia	Under contract
VALARIS 108	Jackup	2007	KFELS MOD V-B	400'/30,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 109	Jackup	2008	KFELS MOD V-Super B	350'/35,000'	Namibia	Preservation stacked(1)
VALARIS 110	Jackup	2015	KFELS MOD V-B	400'/35,000'	Qatar	Under contract
VALARIS 111	Jackup	2003	KFELS MOD V Enhanced B-Class	400'/36,000'	Croatia	Preservation stacked(1)
VALARIS 115	Jackup	2013	Baker Marine Pacific Class 400	400'/30,000'	Brunei	Under contract
VALARIS 116	Jackup	2008	LT 240- C	375'/35,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 117	Jackup	2009	LT 240- C	350'/35,000'	Mexico	Under contract
VALARIS 118	Jackup	2012	LT 240- C	350'/35,000	Trinidad	Under contract
VALARIS 120	Jackup	2013	KFELS Super A	400'/40,000'	United Kingdom	Under contract
VALARIS 121	Jackup	2013	KFELS Super A	400'/40,000'	United Kingdom	Under contract
VALARIS 122	Jackup	2013	KFELS Super A	400'/40,000'	United Kingdom	Under contract
VALARIS 123	Jackup	2019	KFELS Super A	400'/40,000'	Netherlands	Under contract
VALARIS 140	Jackup	2016	LT Super 116E	340'/30,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 141	Jackup	2016	LT Super 116E	340'/30,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 143	Jackup	2010	LT EXL Super 116-E	350'/35,000'	UAE	Preservation stacked(1)
VALARIS 144	Jackup	2010	LT Super 116-E	350'/35,000'	Angola	Under contract

Rig Name	Rig Type	Year Delivered	Design	Maximum Water Depth/ Drilling Depth	Location	Status
Jackups (Continued)
VALARIS 146	Jackup	2011	LT EXL Super 116-E	320'/35,000'	Saudi Arabia	Leased to ARO drilling
VALARIS 147	Jackup	2013	LT Super 116-E	350'/30,000'	UAE	Preservation stacked(1)
VALARIS 148	Jackup	2013	LT Super 116-E	350'/30,000'	UAE	Preservation stacked(1)
VALARIS 248	Jackup	2000	LT Super Gorilla	400'/35,000'	United Kingdom	Under contract
VALARIS 249	Jackup	2001	LT Super Gorilla	400'/35,000'	Trinidad	Under contract
VALARIS 250	Jackup	2003	LT Super Gorilla XL	550'/35,000'	Saudi Arabia	Leased to ARO drilling
VALARIS Viking	Jackup	2010	KEFLS N Class	435'/35,000'	United Kingdom	Preservation stacked(1)
VALARIS Stavanger	Jackup	2011	KEFLS N Class	400'/35,000'	United Kingdom	Under contract
VALARIS Norway	Jackup	2011	KEFLS N Class	400'/35,000'	United Kingdom	Under contract
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

We provide Mobile Offshore Drilling Units (MODUs) and associated services to support our clients' offshore exploration, appraisal, production and carbon capture and storage activities, including drilling new wells, servicing existing wells and eventually abandoning wells. Our MODUs are marine vessels that function as drilling rigs, equipped to drill offshore wells and, on occasion, install customer’s surface and subsea equipment. The intended water depth, environmental conditions, well depth and geological conditions are the principal factors that determine the size and type of drilling unit most suitable for a particular offshore project.

Floater rigs consist of drillships and semisubmersibles. Drillships are purpose-built maritime vessels outfitted with drilling equipment packages. Drillships are self-propelled and can be positioned over a well location through the use of dynamic positioning systems. Our 13 drillships are capable of drilling in water depths of up to 12,000 feet.

Semisubmersibles are drilling rigs with pontoons and columns that are partially submerged at the drilling location to provide added stability during drilling operations. Semisubmersibles are held in a fixed location over the ocean floor either by mooring systems or through dynamic positioning. Our moored semisubmersible is capable of drilling in water depths of up to 8,000 feet and our dynamically positioned semisubmersible is capable of drilling in water depths of up to 10,000 feet.

Jackups are drilling rigs that operate in shallower water depths of 400 feet or less. They are self-elevating MODUs that can be towed to a field location and elevated above the waterline using leg-jacking systems. The cantilever and drilling equipment extends outward from the hull over fixed platforms or open water locations to allow well operations to take place. We currently have 31 jackup rigs in our fleet.

We own all rigs in our fleet and we manage the drilling operations for two platform rigs owned by a third-party.

We lease various office, warehouse and storage facilities worldwide, including our corporate offices in Houston, Texas and other offices and facilities located in various countries in North America, South America, Europe, Middle East, Africa and the Asia Pacific region. We own offices and other facilities in the U.S. (Louisiana) and Brazil.

Item 3.  Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2017, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.5 million liability related to these matters was included in Accrued liabilities and other on our Consolidated Balance Sheet as of December 31, 2025 included in "Item 8. Financial Statements and Supplementary Data."

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

Many of our shareholders hold shares electronically, all of which are owned by a nominee of the Depository Trust Company. We had 63 shareholders of record on February 1, 2026.

Dividends

We have not paid or declared any dividends on our Common Shares. Our Indenture and the 2028 Credit Agreement include provisions that limit our ability to pay dividends. Further, in connection with certain provisions within the Business Combination Agreement, we are restricted in our ability to declare dividends until the transaction is completed or the agreement is terminated.

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

On December 27, 2023, Bermuda enacted the Corporate Income Tax Act 2023 (the “CIT Act”), which became effective on January 1, 2025. The CIT Act imposes a tax on 15% of the net income of certain Bermuda constituent entities (as determined in accordance with the CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). For years ended December 31, 2024 and prior, there was no Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by us or by our shareholders in respect of our shares.

Equity Compensation Plans

For information on shares issued or to be issued in connection with our equity compensation plans, see "Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters."

Issuer Repurchases of Equity Securities

Our board of directors has authorized a share repurchase program (the "Share Repurchase Program") under which we may purchase up to $600.0 million of our outstanding Common Shares, subject to certain additional restrictions provided within the Business Combination Agreement. The Share Repurchase Program does not have a fixed expiration, may be modified, suspended or discontinued at any time and any repurchases made pursuant to the Share Repurchase Program are subject to compliance with applicable covenants and restrictions under our financing agreements.

The following table provides a summary of our repurchases of our equity securities during the quarter ended December 31, 2025 (in millions, except average price per share):

Issuer Purchases of Equity Securities
Period	Total Number of Securities Purchased	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

October 1 - October 31	0.2	$51.61	0.2	$190.7
November 1 - November 30	0.1	$55.58	0.1	$183.3
December 1 - December 31	0.2	$51.47	0.2	$175.0
Total	0.5	$52.68	0.5	$175.0

Cumulative Total Shareholder Return

The chart below presents a comparison of the cumulative total shareholder return, assuming $100 invested on May 3, 2021 (first trading date after our emergence from bankruptcy) for Valaris Limited, the Standard & Poor's MidCap 400 Index and Dow Jones US Select Oil Equipment & Services Index (the "Industry Index").

COMPARISON OF CUMULATIVE TOTAL RETURN(1)
Among Valaris Limited, the S&P MidCap 400 Index and Industry Index

	May 3, 2021	Fiscal Years Ended December 31,
	Relisting	2021	2022	2023	2024	2025
Valaris Limited	$100.0	$151.9	$285.3	$289.3	$186.7	$212.7
S&P MidCap 400	$100.0	$104.6	$91.0	$105.9	$120.7	$129.7
Industry Index	$100.0	$96.5	$160.7	$168.4	$155.1	$167.3

(1)Total return assuming reinvestment of dividends. Assumes $100 invested on May 3, 2021, which represents the first trading date after our emergence from bankruptcy.

Item 6. Reserved

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with "Item 1A. Risk Factors" and our consolidated financial statements and the notes thereto in "Item 8. Financial Statements and Supplementary Data" of this report.

The discussion of our results of operations and liquidity in this section includes comparisons for the years ended December 31, 2025 and 2024. For a similar discussion, including comparisons for the years ended December 31, 2024 and 2023, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.

INTRODUCTION

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. Our fleet of offshore drilling rigs is among the largest in the world and includes one of the highest specification ultra-deepwater fleets, as well as a leading premium jackup fleet. As of February 20, 2026, we own 46 rigs, including 13 drillships, two semisubmersible rigs, 31 jackup rigs and a 50% equity interest in ARO, our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional nine rigs.

Our customers include many of the leading international and government-owned oil and gas companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies with global operations. The markets in which we operate include the Gulf of America, South America, the North Sea, the Mediterranean, the Middle East, Africa and Asia Pacific.

We provide drilling services on a day rate contract basis. Under day rate contracts, we provide an integrated drilling service that includes the provision of a drilling rig and rig crews for which we receive a daily rate that may vary between the full rate and zero rate throughout the duration of the contractual term, depending on the operations of the rig. We also may receive lump-sum fees or similar compensation for the mobilization, demobilization and capital upgrades of our rigs. Our customers bear substantially all of the costs of constructing the well and supporting drilling operations as well as the economic risk relative to the success of the well.

Our Industry

The offshore drilling industry is cyclical and primarily influenced by global energy demand, oil and gas supply dynamics and customer capital allocation decisions. Periods of oil oversupply generally place downward pressure on commodity prices, while periods of undersupply can result in higher and more volatile oil prices, influencing investment decisions across the upstream sector. While the oil market is currently in a period of oversupply, industry fundamentals are generally viewed as constructive over the medium to long term. Market participants generally expect the current oil supply imbalance to shift to a structurally tighter market over the next few years, driven by past underinvestment in upstream development and slowing production growth from non-OPEC sources. Industry studies, including those published by the International Energy Agency and the U.S. Energy Information Administration, indicate that substantial upstream investment is required to offset natural field declines and maintain existing production levels.

Against this backdrop, customers continue to emphasize the need for sustained investment in oil and gas to support secure, reliable and affordable energy supply, with increasing focus on offshore developments, particularly in deepwater. Compared to other sources of supply, deepwater projects typically offer large resource potential, competitive project economics and lower carbon intensity per barrel. Despite near-term commodity price uncertainty, customers are continuing to advance long-cycle offshore developments. Industry participants anticipate increased deepwater project sanctioning over the next five years across greenfield, brownfield and exploration opportunities. According to Rystad Energy estimates, approximately 70% of this expected activity is associated with projects with breakeven oil prices below $50 per barrel and over 80% is associated with projects with breakeven prices below $60 per barrel.

Operating results in the offshore drilling industry are directly related to the demand for and the available supply of drilling rigs, each of which affects rig utilization and day rates. While the balance of rig supply and demand can vary somewhat between regions, significant variations between most regions are generally short-term due to rig mobility. Rig attrition in the industry over the last decade, particularly for floaters, has resulted in a smaller global fleet of rigs that is available to meet customer demand.

Inflationary pressures impact our cost base, resulting in increased personnel costs as well as in the prices of goods and services required to operate our rigs or execute capital projects. Additionally, the weakening of the U.S. dollar against foreign currencies may increase costs in certain foreign jurisdictions in which we operate. We expect that our costs will continue to rise in the near term, particularly given the potential impact of increased tariffs on global trade, and although certain of our long-term contracts contain provisions for escalating costs, we cannot predict with certainty our ability to successfully claim recoveries of higher costs from our customers under these contractual stipulations.

Pending Business Combination with Transocean

On February 9, 2026, Valaris and Transocean (Valaris and Transocean, collectively, the “Parties” and each, a “Party”), entered into a Business Combination Agreement under which Transocean will acquire all of the issued and outstanding common shares of Valaris in exchange for shares of Transocean at an exchange ratio of 15.235 Transocean shares for each Valaris share. The Business Combination will be effected by way of a court-approved scheme of arrangement between Valaris and the holders of the Valaris shares pursuant to section 99 of the Companies Act 1981 of Bermuda, as amended. The Transocean shares are expected to be issued in reliance on the exemption from the registration requirements of the U.S. Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof and pursuant to exemptions from registration under any applicable state securities laws. Following the consummation of the Business Combination, Transocean’s existing shareholders and Valaris’ existing shareholders will own approximately 53% and 47%, respectively, of the combined company on a fully diluted basis assuming conversion to shares of Transocean’s exchangeable bonds due 2029.

Completion of the Business Combination is subject to customary closing conditions, including (1) the receipt of the requisite approvals of the Valaris shareholders and the Transocean shareholders, (2) the granting of the sanction order on terms consistent with the Business Combination Agreement, (3) the Transocean shares issued pursuant to the Business Combination Agreement having been approved for listing on the NYSE, (4) certain regulatory approvals having been obtained or any applicable waiting period having expired or been terminated, (5) no governmental authority within applicable jurisdictions having enacted or issued any law or order preventing or prohibiting the consummation of the Business Combination and (6) the absence of a Transocean Material Adverse Effect or a Valaris Material Adverse Effect. Therefore, the Business Combination Agreement may not be completed or may not be completed as timely as expected.

In addition, the Business Combination Agreement also contains certain customary termination rights in favor of each Party, including for the failure to receive the requisite approvals of the Valaris shareholders and Transocean shareholders. In addition, a Party may terminate the Business Combination Agreement, prior to the receipt of the requisite approval of the other Party’s shareholders, if the other Party shall have made an Adverse Recommendation Change (as defined in the Business Combination Agreement). In addition, either Valaris or Transocean may terminate the Business Combination Agreement if the effective time shall not have occurred on or prior to February 9, 2027 (as such date may be extended in accordance with the terms of the Business Combination Agreement). If the Business Combination Agreement is terminated under specified circumstances, including if the Business Combination Agreement is terminated by Valaris for Transocean having made an Adverse Recommendation Change (as defined in the Business Combination Agreement), or for certain other triggering events, Valaris will be required to pay to Transocean a termination fee of $173.0 million.

The foregoing description of the Business Combination Agreement and the transactions contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by reference to the Business Combination Agreement, a copy of which is filed as Exhibit 2.1 with the Current Report on Form 8-K, filed with the SEC on February 10, 2026.

See “Part I. Item 1A - Risk Factors” for further discussion about the risks related to the Business Combination.

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

The following table summarizes our and 100% of ARO's contract backlog of business as of February 17, 2026 and February 18, 2025 (in millions):

	February 17, 2026	February 18, 2025
Floaters (1)	$3,030.8	$2,024.0
Jackups (2)	1,125.8	1,313.0
Other (3)	515.7	271.5
Total	$4,672.3	$3,608.5
ARO (4)	$2,011.3	$1,422.9

(1)The increase for Floaters is primarily due to contract awards and extensions executed for various drillships, which resulted in incremental aggregate backlog of approximately $2.1 billion, partially offset by revenues realized.

(2)The decrease for Jackups is primarily due to revenues realized and the removal of approximately $120.0 million of backlog from VALARIS 120, which completed a drilling program in December 2025 at which time the contract was suspended. We no longer expect future revenues to be realized under that contract, which was previously scheduled through mid-2028. This decrease was partially offset by various contract awards and extensions executed, which resulted in incremental aggregate backlog of approximately $590.0 million.

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

(4)The increase for ARO is primarily due to five-year contract extensions for the five rigs leased, referenced above, which resulted in incremental aggregate backlog of approximately $1.2 billion, partially offset by revenues realized.

The following table summarizes our and 100% of ARO's contract backlog as of February 17, 2026 and the periods in which revenues are expected to be realized (in millions):

	2026	2027	2028 and beyond	Total
Floaters	$1,023.0	$1,268.7	$739.1	$3,030.8
Jackups	520.0	430.1	175.7	1,125.8
Other	160.5	109.1	246.1	515.7
Total	$1,703.5	$1,807.9	$1,160.9	$4,672.3
ARO	$414.8	$407.3	$1,189.2	$2,011.3

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

See "Item 1A. Risk Factors - Our current backlog of contract drilling revenue may not be fully realized and may decline significantly in the future."

BUSINESS ENVIRONMENT

Floaters

Within the floater segment, utilization for the global marketed drillship fleet was approximately 88% at the end of 2025 and included 13 drillships which were not working at year-end due to gaps between contracts. Market conditions are expected to improve as these rigs commence new contracts during 2026, including four Valaris drillships that are scheduled to return to work later in the year following idle periods between contracts. Customers continue to favor technically capable and efficient assets to support complex deepwater developments. Historically, seventh-generation drillships have achieved higher utilization and stronger day rates relative to older assets, a trend that is expected to continue. We believe we are well positioned in the market with 12 of 13 of our drillships being seventh-generation units.

Utilization for benign environment semisubmersibles, such as the remaining semisubmersible in our active fleet, continues to be lower than for drillships, and the outlook for this asset class remains challenging. In response to this market environment, we retired three benign environment semisubmersibles in 2025 and have classified VALARIS DPS-1 as held for sale as of December 31, 2025.

From a supply perspective, rig attrition over the past decade has resulted in a reduced global floater fleet to meet customer demand. The supply of benign environment floaters, such as those in our fleet, has decreased by more than 45% from a peak of approximately 280 rigs in 2014 to 150 rigs as of December 31, 2025. This decrease is primarily attributable to rig retirements, including 14 benign environment floaters retired in 2025. Further, given the expected high construction cost and lack of shipyard capacity, we do not believe that market conditions are supportive of floater newbuild construction for the foreseeable future.

Jackups

Global jackup utilization remains solid, with utilization at the end of 2025 of approximately 89%, driven primarily by national oil companies focused on energy security and infrastructure development. For example, Saudi Aramco recently recalled seven previously-suspended jackups to recommence operations in 2026 and there are other ongoing multi-rig tenders in the Middle East, which should further support the supply and demand balance of the global jackup fleet.

From a supply perspective, as of December 31, 2025, there were 494 jackups in the global fleet, with 29% of the current jackup fleet being more than 40 years of age with limited useful lives remaining. Further, we believe that some of the jackups that are currently idle are not competitive, either due to their age or the length of time stacked. Expenditures required to reactivate some of these rigs may prove cost prohibitive and drilling contractors may instead elect to scrap certain rigs.

RESULTS OF OPERATIONS

For the purposes of our discussion below, we refer to Revenues (exclusive of reimbursable revenues) and Contract drilling expenses (exclusive of depreciation and reimbursable expenses) as "revenues" and "contract drilling expenses", respectively. We typically receive reimbursements from our customers for purchases of supplies, equipment and incremental services provided at their request. These reimbursements and the related costs incurred are recognized on a gross basis within Reimbursable revenues and Reimbursable expenses, respectively. Changes within these line items generally do not have a material effect on our operating results or cash flows.

The following table summarizes our Consolidated Results of Operations for the years ended December 31, 2025 and 2024 (in millions, except percentages):

	Years Ended December 31,		Change	% Change
	2025	2024
Operating revenues
Revenues (exclusive of reimbursable revenues)	$2,207.9	$2,211.9	$(4.0)	—%
Reimbursable revenues	161.1	150.7	10.4	7%
Total operating revenues	2,369.0	2,362.6	6.4	—%
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	1,477.1	1,618.5	(141.4)	(9)%
Reimbursable expenses	152.6	142.4	10.2	7%
Total contract drilling expenses (exclusive of depreciation)	1,629.7	1,760.9	(131.2)	(7)%
Loss on impairment	27.3	—	27.3	NM
Depreciation	146.3	122.1	24.2	20%
General and administrative	97.1	116.3	(19.2)	(17)%
Total operating expenses	1,900.4	1,999.3	(98.9)	(5)%
Equity in earnings (losses) of ARO	8.4	(11.0)	19.4	(176)%
Operating income	477.0	352.3	124.7	35%
Other income, net	75.3	17.9	57.4	321%
Provision (benefit) for income taxes	(426.8)	0.4	(427.2)	NM
Net income	979.1	369.8	609.3	165%
Net loss attributable to noncontrolling interests	3.7	3.6	0.1	3%
Net income attributable to Valaris	$982.8	$373.4	$609.4	163%
NM - Not meaningful

Overview

Revenues remained relatively flat in 2025 compared to 2024, largely driven by a net decrease of $316.9 million from fewer operating days relative to the prior year, primarily due to certain floaters which completed their contracts since 2024 and have been either warm stacked or retired, partially offset by a net increase of $225.5 million from higher average daily revenues, largely attributable to various rigs working under higher day rate contracts in 2025. Further contributing to the offset were incremental revenues of $72.4 million for VALARIS DS-7, following its reactivation and commencement of a contract in May 2024.

Contract drilling expenses decreased in 2025 compared to 2024, primarily due to lower operating costs of $93.7 million for certain of our floater rigs which have been warm stacked or retired after completing contracts since the end of the second quarter of 2024 and a $18.5 million net decrease in expenses related to VALARIS DS-7, which was largely driven by reactivation costs incurred in the prior year and were partially offset by incremental operating costs in 2025. For the remaining fleet, we had a decrease of $45.2 million from lower mobilization costs compared to the prior year, largely driven by VALARIS 247 and certain other rigs within the fleet which mobilized to commence new contracts during 2024. Further contributing to the decrease was the reversal of a 2024 accrual for a previously disclosed patent license litigation during 2025 due to a favorable outcome. These decreases were partially offset by a net increase of $28.8 million related to higher personnel-related costs on various rigs, largely driven by more operating days within the jackup fleet.

In connection with the retirements of VALARIS DPS-3, VALARIS DPS-5 and VALARIS DPS-6 (collectively, the "Retired Semis") and VALARIS 102 and VALARIS 145 (collectively, the "Retired Jackups"), and the classification of VALARIS DPS-1 as held for sale, we recognized non-cash losses on impairment of $27.3 million in 2025. See "Note 5 - Property and Equipment" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the retirement of these assets.

Depreciation expense increased in 2025 compared to 2024, primarily due to new assets placed in service, including those related to rigs that underwent capital upgrades.

General and administrative expenses decreased in 2025 compared to 2024, primarily due to $19.0 million of lower professional fees, partially related to a non-recurring $7.4 million cost recovery award recognized in 2025 related to fees incurred for the patent license litigation discussed above.

Other income, net, increased in 2025 compared to 2024, primarily due to an aggregate $115.4 million of pre-tax gains recognized in 2025 related to the sales of VALARIS 247, VALARIS 75 and an office in Angola. This increase was partially offset by unfavorable foreign currency exchange rate fluctuations of $28.1 million, lower interest income of $15.3 million and higher interest expense of $14.0 million.

Rig Counts, Utilization and Average Daily Revenue

The following table summarizes the total and active offshore drilling rigs for Valaris and ARO as of December 31, 2025 and 2024:

	2025	2024
Total Fleet
Floaters(1)	15	18
Jackups(2)	24	28
Other(3)	7	7
Total Valaris	46	53
ARO(4)	9	9

Active Fleet (5)
Floaters(6)	11	13
Jackups (7)	17	18
Other (3)	7	7
Active Fleet - Valaris	35	38
ARO (4)	9	9

(1)During 2025, VALARIS DPS-3, VALARIS DPS-5 and VALARIS DPS-6 were sold. VALARIS DPS-1 is included in the Floaters count but was reclassified to held for sale as of December 31, 2025.
(2)During 2025, VALARIS 75, VALARIS 247, VALARIS 102 and VALARIS 145 were sold.
(3)This represents the jackup rigs leased to ARO through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. Rigs leased to ARO operate under long-term contracts with Saudi Aramco.
(4)This represents the jackup rigs owned by ARO, which are operating under long-term contracts with Saudi Aramco. This table does not include Kingdom 3 and Kingdom 4, which are newbuild jackups that are under construction in the Middle East.
(5)Active fleet represents rigs that are not preservation stacked or classified as held for sale and includes rigs that are in the process of being reactivated.

(6)During 2025, we classified VALARIS DPS-1 as held for sale, removing it from the active fleet, and sold VALARIS DPS-5.

(7)During 2025, we sold VALARIS 247.

We provide management services in the Gulf of America on two rigs owned by a third-party that are not included in the table above.

Operating results for our contract drilling services segment are largely dependent on two primary revenue metrics: utilization and day rates. The following table summarizes our and ARO's rig utilization and average daily revenue by reportable segment:

	Years Ended December 31,
	2025	2024
Rig Utilization - Total Fleet (1)
Floaters	54%	61%
Jackups	61%	58%
Other (2)	97%	100%
Total Valaris	65%	67%
ARO	86%	80%

Rig Utilization - Active Fleet (1)
Floaters	71%	83%
Jackups	93%	83%
Other (2)	97%	100%
Total Valaris	87%	87%
ARO	86%	80%

Average Daily Revenue (3)
Floaters	$386,000	$345,000
Jackups	138,000	121,000
Other (2)	51,000	38,000
Total Valaris	$179,000	$165,000
ARO	$113,000	$104,000

(1)Rig utilization for the total fleet and active fleet are derived by dividing the operating days by the number of days in the period for the total fleet and active fleet, respectively. Active fleet represents rigs that are not preservation stacked or classified as held for sale and includes rigs that are in the process of being reactivated. Operating days equals the total number of days that rigs have earned and recognized day rate revenue, including days associated with compensated downtime and mobilizations and excluding suspension periods. When revenue is deferred and amortized over a future period, for example, when we receive fees while mobilizing to commence a new contract or while being upgraded in a shipyard, the related days are excluded from operating days.

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

Our onshore support costs included within contract drilling expenses are not allocated to our operating segments for purposes of measuring segment operating income (loss) and as such, those costs are included in “Reconciling Items." Further, general and administrative expenses and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income (loss) and are included in "Reconciling Items."
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
Segment information for the years ended December 31, 2025 and 2024 is as follows (in millions).

Year Ended December 31, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$1,224.1	$823.4	$571.0	$160.4	$(571.0)	$2,207.9
Reimbursable revenues	36.5	89.4	—	35.2	—	161.1
Total operating revenues	1,260.6	912.8	571.0	195.6	(571.0)	2,369.0
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	765.6	486.5	360.7	70.6	(206.3)	1,477.1
Reimbursable expenses	34.3	83.5	—	34.8	—	152.6
Total contract drilling expenses (exclusive of depreciation)	799.9	570.0	360.7	105.4	(206.3)	1,629.7
Loss on impairment	23.6	3.7	—	—	—	27.3
Depreciation	60.5	58.6	114.9	13.2	(100.9)	146.3
General and administrative	—	—	28.8	—	68.3	97.1
Equity in earnings of ARO	—	—	—	—	8.4	8.4
Operating income	$376.6	$280.5	$66.6	$77.0	$(323.7)	$477.0

Year Ended December 31, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$1,382.8	$686.5	$512.5	$142.6	$(512.5)	$2,211.9
Reimbursable revenues	57.9	68.4	—	24.4	—	150.7
Total operating revenues	1,440.7	754.9	512.5	167.0	(512.5)	2,362.6
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	930.3	477.1	367.7	63.6	(220.2)	1,618.5
Reimbursable expenses	54.9	64.3	—	23.2	—	142.4
Total contract drilling expenses (exclusive of depreciation)	985.2	541.4	367.7	86.8	(220.2)	1,760.9
Loss on impairment	—	—	28.4	—	(28.4)	—
Depreciation	58.1	45.0	89.2	9.5	(79.7)	122.1
General and administrative	—	—	23.7	—	92.6	116.3
Equity in losses of ARO	—	—	—	—	(11.0)	(11.0)
Operating income	$397.4	$168.5	$3.5	$70.7	$(287.8)	$352.3

Floaters

Floater revenues decreased $158.7 million, or 11%, in 2025 compared to 2024, primarily due to a net decrease of $346.6 million from fewer operating days relative to the prior year, primarily due to certain floaters which completed their contracts since the end of the second quarter of 2024 and have either been warm stacked or retired. This decrease was partially offset by $72.4 million of incremental revenues for VALARIS DS-7, following its reactivation and commencement of a new contract in May 2024, and a net increase of $107.6 million from higher average daily revenues for the remaining fleet, resulting from various rigs working under higher day rate contracts during 2025.

Floater contract drilling expenses decreased $164.7 million, or 18%, in 2025 compared to 2024, primarily due to lower operating costs of $93.7 million for certain of our floater rigs which have been warm stacked or retired since the end of the second quarter of 2024 and a $18.5 million net decrease in expenses related to VALARIS DS-7, which was largely driven by reactivation costs incurred in the prior year period and was partially offset by incremental operating costs in 2025. For the remaining fleet, we had a decrease of $17.3 million from lower mobilization costs as a result of certain drillships which mobilized in the prior year. Further contributing to the decrease was the reversal of a 2024 accrual for a previously disclosed patent license litigation recognized in 2025 due to a favorable outcome.

In connection with the retirement of the Retired Semis and the classification of VALARIS DPS-1 as held for sale in 2025, we recognized non-cash losses on impairment of $23.6 million during 2025. See "Note 5 - Property and Equipment" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the retirement of these assets.

Jackups

Jackup revenues increased $136.9 million, or 20%, in 2025 compared to 2024, largely driven by a net increase of $79.5 million from higher average daily revenues, primarily due to various rigs working under higher day rate contracts during 2025, and a net increase of $50.6 million from more operating days, primarily attributable to rigs which were preparing for new contracts or undergoing scheduled maintenance activities in the prior year.

Jackup contract drilling expenses increased $9.4 million, or 2%, in 2025 compared to 2024, primarily due to $32.1 million from higher personnel-related costs on various rigs as a result of more operating days during 2025, partially offset by $27.9 million of lower mobilization costs, largely attributable to VALARIS 247, which mobilized from the United Kingdom to Australia during the prior year.

In connection with the retirement of the Retired Jackups in 2025, we recognized a non-cash loss on impairment of $3.7 million during 2025. See "Note 5 - Property and Equipment" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the retirement of these assets.

Jackup depreciation expense increased $13.6 million, or 30%, in 2025 compared to 2024, primarily due to new assets placed in service for certain rigs that underwent capital upgrades.

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

ARO revenues increased $58.5 million, or 11%, in 2025 compared to 2024, primarily due to incremental revenues of $47.5 million from Kingdom 2, which commenced operations in August 2024, and VALARIS 108, which we began leasing to ARO late in the first quarter of 2024. Further contributing to the increase were net increases of $38.4 million from more operating days for the remaining fleet, largely driven by certain rigs which were undergoing maintenance projects in the prior year, and $28.5 million from higher average daily revenues, driven by the commencement of five long-term contract extensions at higher day rates than those earned in the prior year. These increases were partially offset by a decrease of $55.9 million related to the contract terminations for VALARIS 143, VALARIS 147 and VALARIS 148 during 2024.

ARO contract drilling expenses decreased $7.0 million, or 2%, in 2025 compared to 2024, primarily due to a decrease of $55.2 million from lower operating costs for VALARIS 143, VALARIS 147 and VALARIS 148. This decrease was partially offset by $20.3 million of incremental operating costs for Kingdom 2 and VALARIS 108 and $19.4 million of increased bareboat charter lease expenses for five of our leased rigs which commenced long-term bareboat charter lease extensions at higher rates during 2025.

During the year ended December 31, 2024, ARO recorded non-cash losses on impairment totaling $28.4 million with respect to the contract terminations for VALARIS 143, VALARIS 147 and VALARIS 148. See "Note 3 - Equity Method Investment in ARO" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the impairment.

ARO depreciation expense increased $25.7 million, or 29%, in 2025 compared to 2024, primarily due to the addition of Kingdom 2 to the fleet and new assets placed in service for certain rigs that underwent capital upgrades.

Other

Other revenues increased $17.8 million, or 12%, in 2025 compared to 2024, primarily due to higher lease revenue of $16.8 million, largely attributable to five long-term bareboat charter lease extensions at higher rates for our leased rigs to ARO which commenced in 2025.

Other contract drilling expenses increased $7.0 million, or 11%, in 2025 compared to 2024, primarily due to higher personnel-related costs and increased repairs and maintenance costs.

Other Income (Expense), Net

The following table summarizes other income (expense), net (in millions):

	Years Ended December 31,
	2025	2024
Net gain (loss) on sale of property	$118.6	$(0.2)
Interest expense, net	(98.8)	(84.8)
Interest income	70.8	86.1
Net foreign currency exchange gains (losses)	(14.3)	13.8
Net periodic pension and retiree medical income (loss)	(0.9)	2.4
Other, net	(0.1)	0.6
	$75.3	$17.9

Net gains on sale of property in 2025 primarily related to the sales of VALARIS 247, VALARIS 75 and an office in Angola, which resulted in aggregate pre-tax gains of $115.4 million. See "Note 5 - Property and Equipment" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the rig sales.

Interest expense, net increased by $14.0 million, or 17%, in 2025 compared to 2024, primarily due to lower capitalized interest for VALARIS DS-13 and VALARIS DS-14, which were delivered at the end of 2023 and mobilized to the shipyard in 2024.

Interest income decreased by $15.3 million, or 18%, in 2025 compared to 2024, primarily due to a $15.8 million decrease in interest income earned on our outstanding Notes Receivable from ARO, which was largely driven by the recognition of $13.9 million of non-cash interest income related to an adjustment to the discount on our outstanding Notes Receivable with ARO as part of a net settlement agreement in the prior year period and a lower interest rate as a result of an annual interest rate reset that occurred at the end of 2024.

Net foreign currency exchange losses were $14.3 million in 2025 compared to $13.8 million of gains in 2024, primarily driven by unfavorable exchange rate movements in euros, Brazilian real, British pounds, Mexican pesos and Australian dollars. See "Note 1 - Description of the Business and Summary of Significant Accounting Policies" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for further information on our functional currency.

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

Effective Tax Rate

During the year ended December 31, 2025, we recorded an income tax benefit of $426.8 million and had an effective income tax rate of (77.3)%. The income tax benefit was primarily related to a net $523.2 million reduction of our valuation allowance, largely driven by changes in the balances of relevant positive and negative evidence considered when assessing the realization of our deferred tax assets in certain operating jurisdictions.

Our 2025 consolidated effective income tax rate includes a discrete tax expense of $153.7 million, primarily attributable to the establishment of a valuation allowance in connection with the retirement of the Retired Semis, partially offset by discrete tax benefit attributable to rig impairments. Excluding the impact of the aforementioned discrete tax items, the consolidated effective income tax rate was (92.2)% as of December 31, 2025.

During the year ended December 31, 2024, we recorded an income tax expense of $0.4 million and had an effective income tax rate of 0.1%. Our 2024 consolidated effective income tax rate includes a discrete tax benefit of $85.8 million, primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years. Excluding the impact of the aforementioned discrete tax items, our consolidated effective income tax rate was 21.8% for the year ended December 31, 2024.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents and cash flows from operations. Additionally, we have liquidity available under our senior secured revolving credit agreement, which matures in 2028 (the "2028 Credit Agreement."). We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from cash and cash equivalents, cash flows from operations, as well as cash to be received from the distribution of earnings from ARO. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs, subject to certain restrictions provided within the Business Combination Agreement. However, the Indenture governing our 2030 Second Lien Notes, as defined below, dated as of April 19, 2023 (the "Indenture"), and the 2028 Credit Agreement contain covenants that limit our ability to incur additional indebtedness.

Our cash and cash equivalents as of December 31, 2025 and 2024, were $599.4 million and $368.2 million, respectively. We have no debt principal payments due until 2030 and had $375.0 million available for borrowing, including up to $150.0 million for the issuance of letters of credit, under the 2028 Credit Agreement as of February 13, 2026. See "Note 6 - Debt" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on the 2028 Credit Agreement and the 8.375% Second Lien Notes due 2030 (the "2030 Second Lien Notes").

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

	Years Ended December 31,
	2025	2024
Net cash provided by operating activities	$546.2	$355.4
Capital expenditures	$(343.5)	$(455.1)

During the year ended December 31, 2025, we generated $546.2 million of cash flow from operating activities primarily due to operating income for the year of $477.0 million, approximately $26.0 million of tax refunds received from the Australian tax authority during the first quarter of 2025 and other changes in working capital. An additional source of cash was $137.9 million of cash proceeds related to the sales of certain assets in 2025. Our primary uses of cash were $343.5 million for maintenance and upgrades of our drilling rigs and $100.0 million for our share repurchase program, which is discussed further below.

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

Based on our current projections, we expect capital expenditures during 2026 to approximate $425.0 million to $475.0 million, primarily relating to maintenance and upgrade projects, including contract-specific capital expenditures. Depending on market conditions, contracting activity and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and acquire additional rigs, subject to certain restrictions within the Business Combination Agreement.

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

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that no longer meet our standards for economic returns. While taking into account certain restrictions on the sales of assets under our debt agreements and within the Business Combination Agreement, as part of our strategy, we may act opportunistically from time to time to monetize assets to enhance shareholder value and improve our liquidity profile, in addition to reduce holding costs by selling or disposing of lower-specification or non-core rigs.

We sold the following rigs during the years ended December 31, 2025 and 2024 (in millions):

Rig	Date of Sale	Segment(1)	Net Proceeds(2)	Pre-tax Gain on sale (Loss on Impairment)
Retired Jackups (3)	December 2025	Jackups	$0.5	$(3.7)
VALARIS 247	August 2025	Jackups	103.9	88.4
Retired Semis (3)	April 2025	Floaters	7.8	(7.8)
VALARIS 75 (4)	January 2025	Jackups	23.8	23.0
			$136.0	$99.9

(1)Classification denotes the location of any prior operating results, gain on sale or loss on impairment for the respective rig in our Consolidated Statements of Operations.

(2)Represents gross proceeds less certain selling and transaction costs, including brokerage fees, commissions and other directly related expenses.

(3)The Retired Semis and Retired Jackups were sold for recycling and removed from service during 2025.

(4)Of the proceeds related to the sale of VALARIS 75, approximately $14.0 million was collected upon closing in January 2025, $5.0 million was collected in January 2026, and the remaining $5.0 million is expected to be received on the second anniversary of the closing.

Financing and Capital Resources

2030 Second Lien Notes

In 2023, the Company and Valaris Finance Company LLC (“Valaris Finance,” together, the "Issuers"), issued and sold $1.1 billion in aggregate principal amount of 8.375% Senior Secured Second Lien Notes due 2030 (the "2030 Second Lien Notes"). The 2030 Second Lien Notes mature on April 30, 2030 and bear an interest rate of 8.375% per annum. Interest is payable semi-annually in arrears on April 30 and October 30 of each year. See “Note 6 - Debt" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on the 2030 Second Lien Notes.

2028 Credit Agreement

The 2028 Credit Agreement provides for commitments permitting borrowings of up to $375.0 million (which may be increased, subject to the satisfaction of certain conditions and the agreement of lenders to provide such additional commitments, by an additional $200.0 million pursuant to the terms of the 2028 Credit Agreement) and includes a $150.0 million sublimit for the issuance of letters of credit. Valaris Finance and certain other subsidiaries of the Company (together with Valaris Finance, the “Guarantors”) guarantee the Company’s obligations under the 2028 Credit Agreement, and the lenders have a first priority lien on the assets securing the 2028 Credit Agreement. The commitments under the 2028 Credit Agreement became available to be borrowed on April 19, 2023.

See “Note 6 - Debt" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on the 2028 Credit Agreement.

Investment in ARO and Notes Receivable from ARO

We expect to receive cash from ARO in the future both from the maturity of our Notes Receivable from ARO and from the distribution of earnings from ARO.

The distribution of earnings to the joint-venture partners is at the discretion of the ARO board of managers, consisting of 50/50 membership of managers appointed by Saudi Aramco and managers appointed by us, with approval required by both shareholders. The timing and amount of any cash distributions to the joint-venture partners cannot be predicted with certainty and will be influenced by various factors, including the liquidity position and capital allocation priorities of ARO. ARO has not made a cash distribution of earnings to its partners since its formation. ARO had cash and cash equivalents of $99.3 million as of December 31, 2025.

The Notes Receivable from ARO, which are governed by the laws of Saudi Arabia, mature during 2027 and 2028. We expect to agree to extend the maturity of the Notes Receivable from ARO to facilitate its capital allocation priorities, in particular its newbuild jackup rig program. Notwithstanding any extension of the maturity, in the event that ARO does not repay the Notes Receivable from ARO when they become due, we would require the prior consent of our joint venture partner to enforce ARO's payment obligations. In 2025, interest owed by ARO on the Notes Receivable from ARO of $24.1 million was paid in kind in December 2025 by increasing the principal balance of the Notes Receivable from ARO.

See "Note 3 - Equity Method Investment in ARO" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on our investment in ARO and Notes Receivable from ARO.

The following table summarizes the maturity schedule of our Notes Receivable from ARO as of December 31, 2025 (in millions):

Maturity Date	Principal Amount
October 2027	$227.3
October 2028	173.4
Total	$400.7

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2025 and the periods in which such obligations are due (in millions):

	Payments due by period
	2026	2027 and 2028	2029 and 2030	Thereafter	Total
Principal payments on long-term debt	$—	$—	$1,100.0	$—	$1,100.0
Interest payments on long-term debt	92.1	184.3	138.2	—	414.6
Operating leases	39.8	33.7	6.2	0.4	80.1
Total contractual obligations(1)	$131.9	$218.0	$1,244.4	$0.4	$1,594.7

(1)Contractual obligations do not include $136.2 million of unrecognized tax benefits, inclusive of interest and penalties, included within Other liabilities on our Consolidated Balance Sheet as of December 31, 2025. We are unable to specify with certainty whether we would be required to and in which periods we may be obligated to settle such amounts.

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs. The joint venture partners intend for the newbuild jackup rigs to be financed from available cash on hand and from ARO's operations and/or funds available from third-party financing. The first two newbuild jackups, Kingdom 1 and Kingdom 2, were delivered and commenced operations in 2023 and 2024, respectively. In October 2023, ARO entered into a $359.0 million term loan to finance the remaining payments due upon delivery of the two rigs and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. The term loan bears interest based on the three-month Secured Overnight Financing Rate ("SOFR") plus a margin ranging from 1.25% to 1.4%. In 2024, ARO entered into a revolving credit facility which provides for borrowings of up to $100.0 million, which was amended in the fourth quarter of 2025 to increase the maximum borrowings to $150.0 million. As of December 31, 2025, there were no amounts outstanding under this facility. Our Notes Receivable from ARO are subordinated and junior in right of payment to both ARO’s term loan and credit facility.

In October 2024 and November 2025, ARO ordered the third and fourth newbuild jackups, Kingdom 3 and Kingdom 4, respectively, for a purchase price of approximately $300.0 million each. ARO paid a 25% down payment upon ordering Kingdom 3 from cash on hand in 2024 and made payments of $43.8 million related to the 25% down payment for Kingdom 4 from cash on hand as of December 31, 2025, with the remaining down payment balance payable in monthly installments through May 2026. ARO expects these newly ordered jackup rigs to be financed from cash on hand or from operations or funds available from third-party financing. In the event ARO has insufficient cash or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Beginning with the delivery of the second newbuild, each partner's commitment is reduced by the lesser of the actual cost of each newbuild rig or $250.0 million, on a proportionate basis. Following the delivery of Kingdom 2, our commitment to fund the newbuild program has been reduced to $1.1 billion. See "Note 3 - Equity Method Investment in ARO" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on ARO.

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of December 31, 2025, we were contingently liable for an aggregate amount of $35.4 million under outstanding letters of credit, which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of December 31, 2025, we had collateral deposits in the amount of $16.3 million with respect to these agreements.

The following table summarizes our other commitments as of December 31, 2025 (in millions):

	Commitment expiration by period
	2026	2027 and 2028	2029 and 2030	Thereafter	Total
Letters of credit	$5.1	$25.3	$5.0	$—	$35.4

Tax Assessments

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR117.0 million (approximately $29.0 million converted at current quarter-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount. In order to further contest the assessment, we made payments of approximately $8.0 million and $18.0 million in 2025 and 2024, respectively, for aggregate total payments of $26.0 million as of December 31, 2025. These payments are included within Other assets in the Consolidated Balance Sheets. There are no further payments remaining as of December 31, 2025. We have not recorded a liability for uncertain tax positions as of December 31, 2025, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and will vigorously contest this assessment.

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million, plus interest, related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29.0 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. In December 2024, we reached a settlement agreement with the Australian tax authorities for A$4.0 million (approximately $2.0 million at then-current exchange rates). Accordingly, we released approximately $18.0 million of the uncertain tax position liability previously recognized and recognized a corresponding tax benefit in our Consolidated Statements of Operations for these assessments in 2024. We no longer had a liability for unrecognized tax benefits relating to these assessments as of December 31, 2024. During the first quarter of 2025, we received refunds (including interest) totaling A$42.0 million (approximately $26.0 million at then-current-period exchange rates).

See "Note 10 - Income Taxes" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on these tax assessments.

Share Repurchase Program

Our board of directors has authorized a share repurchase program under which we may purchase up to $600.0 million of our outstanding common shares. The following table summarizes shares repurchases, aggregate cost and the average per share price (in millions, except average per share price):

	Years Ended December 31,
	2025	2024	2023
Shares repurchased	2.0	2.2	3.0
Total aggregate cost	$100.0	$125.0	$200.0
Average per share price	$49.78	$56.11	$66.77

As of December 31, 2025, we had approximately $175.0 million available for share repurchases pursuant to the Share Repurchase Program, subject to certain restrictions provided within the Business Combination Agreement.

Effects of Climate Change and Climate Change Regulation

GHG emissions have increasingly become the subject of international, national, regional, state and local attention, and in recent years, the U.S. has taken evolving and divergent positions on GHG regulations and commitments. For example, the U.S. initiated the process of withdrawing from the Paris Agreement in January 2025 and completed its withdrawal in January 2026, after previously reentering it in February 2021. In November 2021, the U.S. and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. New regulatory action and/or legislation targeting GHG emissions, or prohibiting, restricting, or delaying oil and gas development activities in certain areas, may be proposed and/or promulgated at the state or local level of the U.S.

In an effort to reduce GHG emissions, governments have implemented or considered legislative and regulatory mechanisms to institute carbon pricing mechanisms, such as the EU’s Emission Trading System, and to impose technical requirements to reduce carbon emissions. Governments have also proposed, implemented or amended new or enhanced disclosure requirements related to climate change matters and GHG emissions that may increase compliance and disclosure costs. In January 2023, the EU enacted the Corporate Sustainability Reporting Directive to require sustainability reporting across a broad range of sustainability topics for both EU and non-EU companies. In 2025, the EU delayed the reporting timeline for many in-scope companies and, in December 2025, continued to progress on amendments that would limit the number of companies obligated to report under the law. These requirements could apply to us as early as 2028 (for fiscal year 2027) for certain of our EU subsidiaries and at the consolidated entity level in 2029 (for fiscal year 2028).

During 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. These findings allowed the agency to proceed with the adoption and implementation of regulations to restrict GHG emissions under existing provisions of the Clean Air Act that establish permitting requirements, including emissions control technology requirements, for certain large stationary sources that are potential major sources of GHG emissions. The EPA has also adopted rules requiring annual monitoring and reporting of GHG emissions from specified sources in the U.S., including, among others, certain onshore and offshore oil and natural gas production facilities, although in 2025, the EPA proposed rules that would rescind the 2009 endangerment finding and, accordingly, rescind regulations promulgated on the basis of that finding. In the absence of federal legislation, almost half of the states have begun to address GHG emissions, primarily through the development or planned development of emission inventories or regional GHG cap-and-trade programs and commitments to contribute to meeting the goals of the Paris Agreement.

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

In connection with our sustainability-related efforts, during 2025, we spent approximately $4.1 million. Our sustainability initiatives will continue to require, among other actions, investment in systems and equipment and cooperation with our customers.

MARKET RISK

Interest Rate Risk

Our outstanding debt at December 31, 2025 consisted of our $1.1 billion aggregate principal amount of 2030 Second Lien Notes. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates impacting the fair value of the debt.

Our 2028 Credit Agreement provides for commitments permitting borrowings of up to $375.0 million at December 31, 2025. As the interest rates for such borrowings are at variable rates, we are subject to interest rate risk. As of December 31, 2025, we had no outstanding borrowings under the 2028 Credit Agreement.

Our Notes Receivable from ARO bear interest based on the one-year term SOFR rate, set as of the end of the year prior to the year applicable, plus 2.10%. As the Notes Receivable from ARO bear interest on the applicable SOFR rate determined at the end of the preceding year, the rate governing our interest income in 2026 has already been determined. A hypothetical 1% decrease to SOFR would decrease interest income for the year ended December 31, 2026 by $4.0 million based on the principal amount outstanding at December 31, 2025 of $400.7 million.

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

Property and Equipment

As of December 31, 2025, the carrying value of our property and equipment totaled $2.1 billion, which represented 39% of total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate our estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

We develop and apply property and equipment accounting policies that are designed to appropriately and consistently capitalize those costs incurred to enhance, improve and extend the useful lives of our assets and expense those costs incurred to repair or maintain the existing condition or useful lives of our assets. The development and application of such policies require estimates, judgments and assumptions relative to the nature of, and benefits from, expenditures on our assets. We establish property and equipment accounting policies that are designed to depreciate our assets over their estimated useful lives. We have identified the significant components of our drilling rigs and ascribed useful lives based on the expected time until the next required overhaul or the end of the expected economic lives of the components.

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

Our fleet of 14 floater rigs, excluding our held-for-sale rig, represented 57% of the gross cost and 59% of the net carrying amount of our depreciable property and equipment as of December 31, 2025. Our fleet of 31 jackup rigs represented 40% of the gross cost and 39% of the net carrying amount of our depreciable property and equipment as of December 31, 2025.

Income Taxes

We conduct operations and earn income in numerous countries and are subject to the laws of numerous tax jurisdictions. As of December 31, 2025, our Consolidated Balance Sheet included a $1,334.5 million net deferred income tax asset, a $59.4 million liability for income taxes currently payable and a $136.2 million liability for unrecognized tax benefits, inclusive of interest and penalties.

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

Pension and Other Postretirement Benefits

Our pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, mortality rates, annual compensation increases, and other factors. Key assumptions at December 31, 2025, included (1) a weighted average discount rate of 5.34% to determine pension benefit obligations, (2) a weighted average discount rate of 5.54% to determine net periodic pension cost and (3) an expected long-term rate of return on pension plan assets of 6.44% to determine net periodic pension cost. The assumed discount rate is based upon the average yield for either Moody’s or Standard & Poor's Aa-rated corporate bonds, and the rate of return assumption reflects a probability distribution of expected long-term returns that is weighted based upon plan asset allocations.

Using our key assumptions at December 31, 2025, a one-percentage-point decrease in the assumed discount rate would increase our recorded pension and other postretirement benefit liabilities by approximately $52.4 million, while a one-percentage-point decrease (increase) in the expected long-term rate of return on plan assets would increase (decrease) annual net benefits cost by approximately $4.6 million. To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plans’ other asset classes, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the plan, which increased to 6.62% at December 31, 2025 from 6.44% at December 31, 2024. See "Note 9 - Pension and Other Post Retirement Benefits" to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information on our pension and other postretirement benefit plans.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements, has issued an audit report on our internal control over financial reporting. KPMG LLP's audit report on our internal control over financial reporting is included herein.

February 20, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Valaris Limited:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Valaris Limited and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
February 20, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Valaris Limited:

Opinion on Internal Control Over Financial Reporting

We have audited Valaris Limited and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 20, 2026

VALARIS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
OPERATING REVENUES
Revenues (exclusive of reimbursable revenues)	$2,207.9	$2,211.9	$1,676.0
Reimbursable revenues	161.1	150.7	108.2
Total operating revenues	2,369.0	2,362.6	1,784.2
OPERATING EXPENSES
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	1,477.1	1,618.5	1,440.4
Reimbursable expenses	152.6	142.4	103.2
Total contract drilling expenses (exclusive of depreciation)	1,629.7	1,760.9	1,543.6
Loss on impairment	27.3	—	—
Depreciation	146.3	122.1	101.1
General and administrative	97.1	116.3	99.3
Total operating expenses	1,900.4	1,999.3	1,744.0
EQUITY IN EARNINGS (LOSSES) OF ARO	8.4	(11.0)	13.3
OPERATING INCOME	477.0	352.3	53.5
OTHER INCOME (EXPENSE)
Interest income	70.8	86.1	101.4
Interest expense, net	(98.8)	(84.8)	(68.9)
Other, net	103.3	16.6	(1.8)
Total other income	75.3	17.9	30.7
INCOME BEFORE INCOME TAXES	552.3	370.2	84.2
PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax expense (benefit)	88.3	(5.4)	3.8
Deferred income tax expense (benefit)	(515.1)	5.8	(786.4)
Total provision (benefit) for income taxes	(426.8)	0.4	(782.6)
NET INCOME	979.1	369.8	866.8
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.7	3.6	(1.4)
NET INCOME ATTRIBUTABLE TO VALARIS	$982.8	$373.4	$865.4
EARNINGS PER SHARE
Basic	$13.92	$5.18	$11.68
Diluted	$13.86	$5.12	$11.51
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	70.6	72.1	74.1
Diluted	70.9	72.9	75.2

The accompanying notes are an integral part of these consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2025	2024	2023
NET INCOME	$979.1	$369.8	$866.8
OTHER COMPREHENSIVE INCOME, NET
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income	24.5	10.9	10.8
Foreign currency translation adjustments	2.2	(1.9)	(0.3)
NET OTHER COMPREHENSIVE INCOME	26.7	9.0	10.5
COMPREHENSIVE INCOME	1,005.8	378.8	877.3
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.7	3.6	(1.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO VALARIS	$1,009.5	$382.4	$875.9

The accompanying notes are an integral part of these consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	December 31,
ASSETS	2025	2024
CURRENT ASSETS
Cash and cash equivalents	$599.4	$368.2
Accounts receivable, net	474.8	571.2
Assets held for sale	6.4	—
Other current assets	144.7	139.3
Total current assets	1,225.3	1,078.7
PROPERTY AND EQUIPMENT, AT COST	2,598.3	2,309.4
Less accumulated depreciation	509.5	376.5
Property and equipment, net	2,088.8	1,932.9
LONG-TERM NOTES RECEIVABLE FROM ARO	345.0	296.2
INVESTMENT IN ARO	121.8	113.4
DEFERRED TAX ASSETS	1,364.2	849.5
OTHER ASSETS	159.7	149.1
Total assets	$5,304.8	$4,419.8
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$348.2	$328.5
Accrued liabilities and other	343.4	351.0
Total current liabilities	691.6	679.5
LONG-TERM DEBT	1,086.0	1,082.7
DEFERRED TAX LIABILITIES	29.7	30.1
OTHER LIABILITIES	325.8	383.2
Total liabilities	2,133.1	2,175.5
COMMITMENTS AND CONTINGENCIES (Note 11)
VALARIS SHAREHOLDERS' EQUITY
Common shares, $0.01 par value, 700.0 shares authorized, 76.4 and 76.2 shares issued, 69.2 and 71.0 shares outstanding as of December 31, 2025 and 2024 respectively	0.8	0.8
Preference shares, $0.01 par value, 150.0 shares authorized, no shares issued as of December 31, 2025 and 2024	—	—
Stock warrants	16.4	16.4
Additional paid-in capital	1,134.9	1,113.3
Retained earnings	2,381.7	1,398.9
Accumulated other comprehensive income	60.9	34.2
Treasury shares, at cost, 7.2 and 5.2 shares as of December 31, 2025 and 2024, respectively	(425.1)	(325.1)
Total Valaris shareholders' equity	3,169.6	2,238.5
NONCONTROLLING INTERESTS	2.1	5.8
Total shareholders' equity	3,171.7	2,244.3
Total liabilities and shareholders' equity	$5,304.8	$4,419.8

The accompanying notes are an integral part of these consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$979.1	$369.8	$866.8
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(515.1)	5.8	(786.4)
Depreciation expense	146.3	122.1	101.1
Net (gain) loss on sale of property	(118.6)	0.2	(28.6)
Loss on impairment	27.3	—	—
Share-based compensation expense	25.2	27.7	27.3
Accretion of discount on the Notes Receivable from ARO	(24.7)	(40.0)	(28.3)
Equity in losses (earnings) of ARO	(8.4)	11.0	(13.3)
Loss on extinguishment of debt	—	—	29.2
Changes in contract liabilities	(41.0)	(31.7)	4.9
Changes in deferred costs	16.1	39.3	(26.1)
Changes in contract assets	(10.3)	(1.0)	0.6
Other	8.0	6.9	5.8
Changes in operating assets and liabilities	78.9	(133.2)	121.2
Contributions to pension plans and other post-retirement benefits	(16.6)	(21.5)	(6.7)
Net cash provided by operating activities	546.2	355.4	267.5
INVESTING ACTIVITIES
Additions to property and equipment	(343.5)	(455.1)	(696.1)
Proceeds from disposition of assets	137.9	2.8	30.3
Net cash used in investing activities	(205.6)	(452.3)	(665.8)
FINANCING ACTIVITIES
Payments for share repurchases	(100.0)	(126.4)	(198.6)
Payments related to tax withholdings for share-based awards	(3.6)	(29.9)	(5.4)
Debt issuance costs	—	(0.8)	(38.6)
Issuance of 2030 Second Lien Notes	—	—	1,103.0
Redemption of 2028 First Lien Notes	—	—	(571.8)
Other	—	(1.2)	(3.1)
Net cash provided by (used in) financing activities	(103.6)	(158.3)	285.5
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	237.0	(255.2)	(112.8)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	380.5	635.7	748.5
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$617.5	$380.5	$635.7

The accompanying notes are an integral part of these consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to the “Company,” “we,” “us” or “our” in this Annual Report are to Valaris Limited, together with its consolidated subsidiaries.

Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. Our fleet of offshore drilling rigs is among the largest in the world and includes one of the highest specification ultra-deepwater fleets, as well as a leading premium jackup fleet. As of February 20, 2026, we own 46 rigs, including 13 drillships, two semisubmersible rigs, 31 jackup rigs and a 50% equity interest in Saudi Aramco Rowan Offshore Drilling Company ("ARO"), our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional nine rigs.

Our customers include many of the leading international and government-owned oil and gas companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies with global operations. The markets in which we operate include the Gulf of America, South America, the North Sea, the Mediterranean, the Middle East, Africa and Asia Pacific.

We provide drilling services on a day rate contract basis. Under day rate contracts, we provide an integrated drilling service that includes the provision of a drilling rig and rig crews for which we receive a daily rate that may vary between the full rate and zero rate throughout the duration of the contractual term, depending on the operations of the rig. We also may receive lump-sum fees or similar compensation for the mobilization, demobilization and capital upgrades of our rigs. Our customers bear substantially all of the costs of constructing the well and supporting drilling operations as well as the economic risk relative to the success of the well.

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

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

Foreign Currency Remeasurement and Translation

Our functional currency is the United States (the "U.S.") dollar. As is customary in the oil and gas industry, a majority of our revenues and expenses are denominated in U.S. dollars; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Most transaction gains and losses are included in Other, net, in our Consolidated Statements of Operations.  Certain gains and losses from the translation of foreign currency balances of our non-U.S. dollar functional currency subsidiaries are included in Accumulated other comprehensive income on our Consolidated Balance Sheets. Net foreign currency exchange gains and losses were $14.3 million of losses, $13.8 million of gains and $3.5 million of losses, and were included in Other, net, in our Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, respectively.

Cash Equivalents

Highly liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents. To mitigate our credit risk, our investments in time deposits have historically been diversified across multiple, high-quality financial institutions.

Restricted Cash

Our restricted cash primarily consists of collateral on letters of credit. We classify restricted cash balances on the Consolidated Balance Sheets within Other current assets, if the restriction is expected to expire or otherwise be resolved within one year, and in Other assets, if the restriction is expected to expire or otherwise be resolved in more than one year. See "Note 14 - Supplemental Financial Information" for additional information on our restricted cash balances and "Note 11 - Commitments and Contingencies" for more information regarding our letters of credit.

Property and Equipment

All costs incurred in connection with the acquisition, construction, major enhancement and improvement of assets are capitalized, including allocations of interest incurred during periods that our drilling rigs are under construction or undergoing major enhancements and improvements. Costs incurred to place an asset into service are capitalized, including costs related to the initial mobilization of a newbuild drilling rig. Repair and maintenance costs are charged to contract drilling expenses in the period in which they are incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed from the balance sheet, and the resulting gain or loss is included in Other, net in our Consolidated Statements of Operations.

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

We evaluate the carrying value of our property and equipment, primarily our drilling rigs, on a quarterly basis to identify events or changes in circumstances ("triggering events") that indicate that the carrying value of such rigs may not be recoverable. For property and equipment used in our operations, recoverability generally is determined by comparing the carrying value of an asset to the expected undiscounted future cash flows of the asset. If the carrying value of an asset is not recoverable, the amount of impairment loss is measured as the difference between the carrying value of the asset and its estimated fair value. Property and equipment classified as held for sale is recorded at the lower of its net book value or fair value less the estimated cost to sell.

We recorded pre-tax, non-cash impairment losses related to long-lived assets of $27.3 million in the year ended December 31, 2025. See "Note 5 - Property and Equipment" for additional information on our impairment charges.

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

Pension and Other Post-retirement Benefit Plans

We measure our actuarially determined obligations and related costs for our defined benefit pension and other post-retirement plans, retiree life and medical supplemental plan benefits by applying assumptions, the most significant of which include long-term rate of return on plan assets, discount rates and mortality rates. For the long-term rate of return, we develop our assumptions regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, and we weight the assumptions based on each plan's asset allocation. For the discount rate, we base our assumptions on a yield curve approach. Actual results may differ from the assumptions included in these calculations. If actuarial gains or losses exceed 10% of the greater of the plan assets or plan liabilities, we amortize such gains or losses into income over either the period of expected future service of active participants, or over the expected average remaining lifetime of all participants. We recognize gains or losses related to plan curtailments at the date the plan amendment or termination is adopted which may precede the effective date. See "Note 9 - Pension and Other Post-retirement Benefits" for additional information on our defined benefit pension and other post-retirement plans.

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

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Years Ended December 31,
	2025	2024	2023
Income attributable to our shares	$982.8	$373.4	$865.4
Weighted average shares outstanding:
Basic	70.6	72.1	74.1
Effect of stock equivalents	0.3	0.8	1.1
Diluted	70.9	72.9	75.2

EARNINGS PER SHARE
Basic	$13.92	$5.18	$11.68
Diluted	$13.86	$5.12	$11.51

Anti-dilutive share awards totaling 217,000, 160,000 and 147,000 were excluded from the computation of diluted EPS for the years ended December 31, 2025, 2024 and 2023, respectively.

We have 5,470,801 warrants outstanding (the "Warrants") as of December 31, 2025 which are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant, in each case as may be adjusted from time to time pursuant to the applicable warrant agreement. The Warrants expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders. These Warrants are anti-dilutive for all periods presented above.

New Accounting Pronouncements

Recently adopted accounting pronouncements

Improvements to Income Tax Disclosures - In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("Update 2023-09"), which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in Update 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. Update 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied on a prospective basis, with an option to apply the guidance retrospectively. We adopted Update 2023-09 effective for this annual report for the year ended December 31, 2025 on a prospective basis. See "Note 10 - Income Taxes" for expanded disclosures around our income tax information.

Measurement of Credit Losses for Accounts Receivable and Contract Assets - In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("Update 2025-05"), which allows public business entities to elect a practical expedient for current accounts receivables and contract assets to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Update 2025-05 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted, and is required to be applied on a prospective basis. We have elected the practical expedient as allowed by Update 2025-05 effective January 1, 2026 and it has not had, nor is it expected to have, a material impact on the recognition or measurement of our credit losses within our condensed consolidated financial statements.

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

The term of our drilling contracts is typically defined by either a specified period of time or the completion of a specified number of wells. The remaining duration of our drilling contracts based on those in place as of December 31, 2025 was between approximately 1 month and 5 years.

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

Certain of our contracts contain performance incentives whereby we may earn a bonus based on pre-established performance criteria. Such incentives are generally based on our performance over individual monthly time periods or individual wells. Consideration related to a performance bonus is generally recognized in the specific time period to which the performance criteria was attributed.

We may receive termination fees if certain drilling contracts are terminated by the customer prior to the end of the contractual term. Such compensation is recognized as revenue when our performance obligation is satisfied, the termination fee can be reasonably measured and collection is probable.

Mobilization / Demobilization Revenue

In connection with certain contracts, we receive lump-sum fees or similar compensation for the mobilization of equipment and personnel prior to the commencement of drilling services or the demobilization of equipment and personnel upon contract completion. Fees received for the mobilization or demobilization of equipment and personnel are included in Operating revenues. The costs incurred in connection with the mobilization and demobilization of equipment and personnel are included in Contract drilling expenses.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	December 31,
	2025	2024
Current contract assets	$4.3	$1.3
Noncurrent contract assets	$12.8	$5.5
Current contract liabilities (deferred revenue)	$87.7	$87.2
Noncurrent contract liabilities (deferred revenue)	$63.2	$71.4

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2023	$6.0	$153.8
Revenue recognized in advance of right to bill customer	9.6	—
Increase due to revenue deferred during the period	—	213.8
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(104.1)
Decrease due to amortization of deferred revenue that was added during the period	—	(77.2)
Decrease due to transfer to receivables and payables during the period	(8.8)	(27.7)
Balance as of December 31, 2024	$6.8	$158.6
Revenue recognized in advance of right to bill customer	11.9	—
Increase due to revenue deferred during the period	—	107.7
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(81.1)
Decrease due to amortization of deferred revenue that was added during the period	—	(26.1)
Decrease due to transfer to receivables and payables during the period	(1.6)	(8.2)
Balance as of December 31, 2025	$17.1	$150.9

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Demobilization costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel unrelated to contracts are expensed as incurred. Deferred contract costs are included in Other current assets and Other assets on our Consolidated Balance Sheets and totaled $36.6 million and $47.4 million as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025, 2024 and 2023, amortization of such costs totaled $39.6 million, $108.4 million and $92.9 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs are included in Other current assets and Other assets on our Consolidated Balance Sheets and totaled $7.6 million and $12.9 million as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025, 2024 and 2023, amortization of such costs totaled $8.5 million, $10.1 million and $12.7 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

Our contract liabilities and deferred costs are amortized on a straight-line basis over the contract term or corresponding certification period to Operating revenues and Contract drilling expenses, respectively, with the exception of the contract liabilities related to our bareboat charter arrangements with ARO which would not be contractually payable until the end of the lease term or termination, if sooner. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements. The table below reflects the expected future amortization of our contract liabilities and deferred costs recorded as of December 31, 2025. In the case of our contract liabilities related to our bareboat charter arrangements with ARO, the contract liability is not amortized and as such, the amount is reflected in the table below at the end of the current lease term.

	(In millions)
	2026	2027	2028	2029 & Thereafter	Total
Amortization of contract liabilities	$87.7	$39.5	$8.1	$15.6	$150.9
Amortization of deferred costs	$37.7	$6.3	$0.2	$—	$44.2

3. EQUITY METHOD INVESTMENT IN ARO

Background

ARO is a 50/50 unconsolidated joint venture between the Company and Saudi Aramco that owns and operates jackup drilling rigs in Saudi Arabia. As of December 31, 2025, ARO owned nine jackup rigs, had ordered two newbuild jackup rigs and leased seven rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO. At December 31, 2025, the leased rigs were under long-term drilling contracts, or related extensions, with Saudi Aramco. The nine rigs owned by ARO are currently operating under contracts with Saudi Aramco, each with a minimum aggregate contract term of 15 years, provided that the rigs meet the technical and operational requirements of Saudi Aramco.

The shareholder agreement governing the joint venture (the "Shareholder Agreement") specifies that ARO shall purchase 20 newbuild jackup rigs. The first two newbuild jackups, Kingdom 1 and Kingdom 2, were ordered in January 2020 and commenced operations in the fourth quarter of 2023 and the third quarter of 2024, respectively. ARO ordered the next two newbuild jackups, Kingdom 3 and Kingdom 4, in October 2024 and November 2025, respectively. In connection with these plans, we have a potential obligation to fund ARO for newbuild jackup rigs. See “Note 11 - Commitments and Contingencies" for additional information.

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

Summarized Financial Information

The operating revenues of ARO presented below reflect revenues earned under drilling contracts with Saudi Aramco for the ARO-owned jackup rigs as well as the rigs leased from us. ARO's contract drilling expenses are inclusive of the bareboat charter fees for the rigs leased from us. See additional discussion below regarding these related-party transactions.

Summarized financial information for ARO is as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Revenues	$571.0	$512.5	$496.6
Operating expenses
Contract drilling expenses (exclusive of depreciation)	360.7	367.7	365.9
Loss on impairment (1)	—	28.4	—
Depreciation	114.9	89.2	65.9
General and administrative	28.8	23.7	22.2
Operating income	66.6	3.5	42.6
Other expense, net	59.5	55.5	31.8
Provision (benefit) for income taxes	15.7	(4.8)	8.3
Net income (loss)	$(8.6)	$(47.2)	$2.5
(1)In connection with Saudi Aramco's suspension of certain drilling contracts, the VALARIS 143, VALARIS 147 and VALARIS 148 contracts were suspended and subsequently terminated during the year ended December 31, 2024. Pursuant to the requirements of the contracts, ARO had capitalized certain costs to maintain and upgrade these rigs, which were determined to be impaired due to the contract suspensions and subsequent terminations. As a result, ARO recorded a pre-tax, non-cash loss on impairment of $28.4 million during the year ended December 31, 2024. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about the contract terminations.

	December 31,
	2025	2024
Cash and cash equivalents	$99.3	$50.0
Other current assets	148.3	127.7
Non-current assets	1,266.1	1,291.1
Total assets	$1,513.7	$1,468.8

Current liabilities	$139.0	$146.6
Non-current liabilities	1,263.8	1,202.7
Total liabilities	$1,402.8	$1,349.3

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

	Years Ended December 31,
	2025	2024	2023
50% interest in ARO net income (loss)	$(4.3)	$(23.6)	$1.3
Amortization of basis differences	12.7	12.6	12.0
Equity in earnings (losses) of ARO	$8.4	$(11.0)	$13.3

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements are included within Revenues (exclusive of reimbursable revenues) and revenues related to certain reimbursable expenses in accordance with the Lease Agreements are recognized within Reimbursable revenues in our Consolidated Statements of Operations and were as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Revenues (exclusive of reimbursable revenues) from Lease Agreements	$69.4	$52.6	$69.2
Reimbursable revenues from Lease Agreements	4.2	—	—
Total operating revenues from Lease Agreements	$73.6	$52.6	$69.2

Our balances related to the ARO lease agreements were as follows (in millions):

	December 31,
	2025	2024
Accounts receivable	$47.8	$16.5
Contract assets (1)	$2.0	$—
Contract liabilities (1)	$16.3	$14.1
Accounts payable (1)	$61.8	$43.1

(1)The per day bareboat charter amount in the Lease Agreements is subject to adjustment based on actual performance of the respective rig and therefore, the corresponding contract assets and contract liabilities are subject to adjustment during the lease term. Upon completion of the lease term, such amounts become a payable to or a receivable from ARO. In addition, the accounts payable balance includes amounts owed to ARO for certain reimbursable costs.

During 2017 and 2018, the Company contributed assets to ARO in exchange for a 10-year shareholder note receivable due from ARO (the "Notes Receivable from ARO"), which as amended in December 2023, bear interest based on a one-year term Secured Overnight Financing Rate ("SOFR"), set as of the end of the year prior to the year applicable, plus 2.10%. The Notes Receivable from ARO were adjusted to the estimated fair value in fresh start accounting in 2021 and the resulting discount to the principal amount is being amortized using the effective interest method to interest income over the remaining terms of the notes.

The principal amount and discount of the Notes Receivable from ARO were as follows (in millions):

	December 31,
	2025	2024
Principal amount (1)	$400.7	$376.6
Discount	(55.7)	(80.4)
Carrying value	$345.0	$296.2

(1)The interest on the Notes Receivable from ARO for 2025 and 2024 of approximately $24.1 million and $24.6 million, respectively, were paid in kind in December 2025 and 2024 by increasing the principal balance of the Notes Receivable from ARO in each respective period.

Interest income earned on the Notes Receivable from ARO was as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Interest income	$24.1	$24.6	$30.5
Non-cash amortization (1)(2)	24.7	40.0	28.3
Total interest income on the Notes Receivable from ARO	$48.8	$64.6	$58.8

(1)Represents the amortization of the discount on the Notes Receivable from ARO using the effective interest method to interest income over the term of the notes.
(2)In 2024, we recognized $13.9 million of non-cash interest income attributable to a settlement agreement executed in June 2024 whereby $50.7 million of accounts payable due to ARO was net settled against a portion of the Notes Receivable from ARO.

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

	December 31,
	2025	2024
Total assets	$516.6	$426.1
Less: total liabilities	78.1	57.2
Maximum exposure to loss	$438.5	$368.9

4.  FAIR VALUE MEASUREMENTS

The carrying values and estimated fair values of certain of our financial instruments were as follows (in millions):

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2030 Second Lien Notes (1)	$1,086.0	$1,144.9	$1,082.7	$1,112.7
Notes Receivable from ARO (2)(3)	$345.0	$403.8	$296.2	$378.3

(1)The estimated fair value of the 2030 Second Lien Notes (as defined in "Note 6 - Debt") was determined using quoted market prices, which are level 1 inputs.
(2)The estimated fair value of the Notes Receivable from ARO was estimated using an income approach to value the forecasted cash flows attributed to the Notes Receivable from ARO using a discount rate based on a comparable yield with a country-specific risk premium, which are considered to be level 2 inputs.
(3)The aggregate principal balance of the Notes Receivable from ARO as of December 31, 2025, includes an increase of $24.1 million related to paid in kind interest, which was applied to the principal balance on December 31, 2025. See "Note 3 - Equity Method Investment in ARO" for additional information.

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of December 31, 2025 and 2024.

5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in millions):

	December 31,
	2025	2024
Drilling rigs and equipment	$1,958.8	$1,660.9
Work-in-progress	590.3	607.6
Other	49.2	40.9
Total property and equipment, at cost	$2,598.3	$2,309.4

While taking into account certain restrictions on the sales of assets under our Indenture dated as of April 19, 2023 (the "Indenture”) and within the Business Combination Agreement (as defined within "Note 15 - Subsequent Events"), as part of our strategy, we may act opportunistically from time to time to sell assets to enhance shareholder value. Additionally, we may consider retiring assets that no longer meet our standards for economic returns. Gains recognized on sales of assets are included in Other, net in the Consolidated Statements of Operations.

Assets Held for Sale

In the fourth quarter of 2025, we approved a plan to retire VALARIS DPS-1, a semisubmersible rig within our Floaters segment. VALARIS DPS-1 was reclassified from Property and equipment, net to Assets held for sale on our Consolidated Balance Sheets during the fourth quarter of 2025.

In connection with the held-for-sale classification of VALARIS DPS-1, we recognized a non-cash loss on impairment of $15.8 million during the year ended December 31, 2025, which represents the amount of carrying value that exceeded its estimated fair value less costs to sell. We estimated the fair value using a probability-weighted market approach based on recent transactions involving comparable assets, non-binding independent broker quotes and management assumptions, all of which are considered Level 3 inputs due to the level of estimation involved.

Assets Sold

Sale of VALARIS 102 and VALARIS 145

In the fourth quarter of 2025, we approved a plan to retire two rigs within our Jackups segment, VALARIS 102 and VALARIS 145 (collectively, the "Retired Jackups"). The Retired Jackups were sold for recycling and permanently removed from service in December 2025 for total cash proceeds of $0.5 million.

In connection with the sale of the Retired Jackups, we recognized a non-cash loss on impairment of $3.7 million, which represents the amount of carrying value that exceeded the disposal group's aggregate fair value less costs to sell. We estimated the fair value using the contractual sales price within the executed sale agreement for the Retired Jackups, which is considered a Level 2 input.

Sale of VALARIS 247

During the year ended December 31, 2025, we sold VALARIS 247, a rig within our Jackups segment, and collected cash proceeds of approximately $108.0 million. We recognized a pre-tax gain of $88.4 million in connection with the sale.

Sale of Retired Semis

In the first quarter of 2025, we approved a plan to retire three semisubmersible rigs within our Floaters segment, VALARIS DPS-3, VALARIS DPS-5, and VALARIS DPS-6 (collectively, the “Retired Semis”). In April 2025, the Retired Semis were sold for recycling and permanently removed from service for total cash proceeds of $10.0 million.

In connection with the retirement of the Retired Semis, we recognized a non-cash loss on impairment of $7.8 million, which represents the amount of carrying value that exceeded the disposal group's aggregate fair value less costs to sell. We estimated the fair value using a market approach based on the preliminary sale agreement for the Retired Semis, which is considered a Level 3 input due to the level of estimation involved since the sale had not yet been completed at the time of our analysis.

Sale of VALARIS 75

In the first quarter of 2025, VALARIS 75, a rig within our Jackups segment which had an immaterial net book value, was sold resulting in a pre-tax gain on sale of $23.0 million. Of the proceeds, $14.0 million was collected upon closing, $5.0 million was collected in January 2026 and the remaining $5.0 million is expected to be received on the second anniversary of the closing.

Sale of Angola Office Building

During the year ended December 31, 2025, we sold an office building in Angola for cash proceeds of $5.2 million, resulting in a pre-tax gain of $4.0 million. Of the proceeds, approximately $2.5 million was collected in 2024 and $2.7 million was collected in 2025.

Sale of VALARIS 54

During the year ended December 31, 2023, we recognized a pre-tax gain of $27.3 million for the sale of VALARIS 54.

6.  DEBT

2028 First Lien Notes

On April 3, 2023, the Company issued a notice of conditional redemption to the holders of our Senior Secured First Lien Notes due 2028 (the "2028 First Lien Notes") at a redemption price equal to 104.0% of the aggregate $550.0 million principal amount of the 2028 First Lien Notes plus accrued and unpaid interest to, but not including, the redemption date (the “Redemption Price”). On April 19, 2023, in connection with the issuance of our 2030 Second Lien Notes, as discussed below, the Company discharged its obligations under the indenture governing the 2028 First Lien Notes and deposited the Redemption Price with Wilmington Savings Fund Society, as trustee under such indenture. The 2028 First Lien Notes were redeemed on May 3, 2023 for an aggregate redemption price of $571.8 million (excluding accrued and unpaid interest) with a portion of the net proceeds from the issuance of the Initial Second Lien Notes, as discussed below. We accounted for the redemption as an extinguishment of debt and recognized a corresponding loss of $29.2 million, which is included in our Consolidated Statements of Operations for the year ended December 31, 2023.

2030 Second Lien Notes

On April 19, 2023, the Company and Valaris Finance Company LLC (“Valaris Finance”), a wholly-owned subsidiary, issued and sold $700.0 million aggregate principal amount of Second Lien Notes (the "Initial Second Lien Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Initial Second Lien Notes were issued at par for net proceeds of $681.4 million, after deducting the initial purchasers’ discount and offering expenses. A portion of the proceeds were used to fund the redemption of all of the outstanding 2028 First Lien Notes as discussed above.

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

The Initial Second Lien Notes and the Additional Notes (together, the "2030 Second Lien Notes") were issued under the Indenture, and mature on April 30, 2030. The 2030 Second Lien Notes bear an interest rate of 8.375% per annum with an effective interest rate of 8.76%. Interest is payable semi-annually in arrears on April 30 and October 30 of each year, beginning on October 30, 2023. The 2030 Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Guarantors and by each of the Company’s future restricted subsidiaries (other than Valaris Finance) that guarantees any debt of the Issuers or any guarantor under certain future debt in an aggregate principal amount in excess of a certain amount. The Second Lien Notes and the related guarantees are secured on a second-priority basis by the Collateral (as defined below).

On or after April 30, 2026, the Issuers may, at their option, redeem all or any portion of the 2030 Second Lien Notes, at once or over time, at the redemption prices set forth below, plus accrued and unpaid interest, if any, to, but not including, the redemption date. The following prices are for 2030 Second Lien Notes redeemed during the 12-month period commencing on April 30 of the years set forth below, and are expressed as percentages of principal amount:

Redemption Year	Price
2026	104.188%
2027	102.094%
2028 and thereafter	100.000%

At any time prior to April 30, 2026, the Issuers may, on any one or more occasions, redeem up to 40.0% of the aggregate principal amount of the 2030 Second Lien Notes issued under the Indenture (including any additional Second Lien Notes issued in the future) with an amount equal to or less than the net cash proceeds of certain equity offerings, at a redemption price equal to 108.375% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to but not including, the redemption date. In addition, at any time prior to April 30, 2026, the Issuers may redeem up to 10.0% of the aggregate principal amount of the 2030 Second Lien Notes during any twelve-month period at a redemption price equal to 103.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

At any time prior to April 30, 2026, the Issuers may redeem some or all of the 2030 Second Lien Notes at a price equal to 100.0% of the principal amount of the 2030 Second Lien Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium.

Upon the occurrence of certain Change of Control Triggering Event (as defined in the Indenture), the Issuers may be required to make an offer to repurchase all of the 2030 Second Lien Notes then outstanding at a price equal to 101.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of certain of its subsidiaries to: (i) incur additional debt and issue certain preferred stock; (ii) incur or create liens; (iii) make certain distributions, investments and other restricted payments; (iv) sell or otherwise dispose of certain assets; (v) engage in certain transactions with affiliates; and (vi) merge, consolidate, amalgamate or sell, transfer, lease or otherwise dispose of all or substantially all of the Company’s assets. These covenants are subject to important exceptions and qualifications. In addition, many of these covenants will be suspended with respect to the 2030 Second Lien Notes during any time that the 2030 Second Lien Notes have investment grade ratings from at least two rating agencies and no default with respect to the 2030 Second Lien Notes has occurred and is continuing. As of December 31, 2025, we were in compliance in all material respects with our covenants under the Indenture.

2028 Credit Agreement

On April 3, 2023, the Company entered into a senior secured revolving credit agreement (the “2028 Credit Agreement”). The 2028 Credit Agreement, which is scheduled to mature on April 3, 2028, provides for commitments permitting borrowings of up to $375.0 million (which may be increased, subject to the agreement of lenders to provide such additional commitments and the satisfaction of certain conditions, by an additional $200.0 million pursuant to the terms of the 2028 Credit Agreement) and includes a $150.0 million sublimit for the issuance of letters of credit. Valaris Finance and certain other subsidiaries of the Company (together with Valaris Finance, the “Guarantors”) guarantee the Company’s obligations under the 2028 Credit Agreement, and the lenders have a first priority lien on the assets securing the 2028 Credit Agreement. The commitments under the 2028 Credit Agreement became available to be borrowed on April 19, 2023 (the "Availability Date").

The 2028 Credit Agreement and the related guarantees are secured on a first-priority basis, subject to permitted liens, by (a) first preferred ship mortgages over each vessel owned by us and the Guarantors as of the Availability Date, with certain exceptions (the “Collateral Vessels”); (b) first priority assignments of certain insurances and requisition compensation in respect of the Collateral Vessels; (c) first priority pledges of all equity interests in our subsidiaries that own Collateral Vessels and certain subsidiaries that hold equity interests in entities that own vessels (the “Collateral Rig Owners”); (d) first priority assignments of earnings of the Collateral Vessels from the Collateral Rig Owners; (e) any vessels and other assets of ours and the Guarantors that are pledged, at our option, to secure the 2028 Credit Agreement; and (f) all proceeds thereof (the "Collateral").

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

Additionally, we are required to pay a quarterly commitment fee to the lenders under the 2028 Credit Agreement with respect to the average daily unutilized commitments thereunder at a rate ranging from 0.375% to 0.75% depending on the credit ratings that are one notch higher than the corporate family ratings provided by S&P and Moody’s with respect to Valaris Limited. With respect to each letter of credit issued pursuant to the 2028 Credit Agreement, we are required to pay a letter of credit fee equal to the applicable margin in effect for Term SOFR loans and a fronting fee in an amount to be mutually agreed between us and the issuer of such letter of credit. We are also required to pay customary agency fees in respect of the 2028 Credit Agreement.

The 2028 Credit Agreement contains various covenants that limit, among other things, our and our restricted subsidiaries’ ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to shareholders; enter into transactions with affiliates; enter into sale-leaseback transactions; and enter into a merger, amalgamation, consolidation or sale of assets. Further, the 2028 Credit Agreement contains financial covenants that require us to maintain (i) a minimum book value of equity to total assets ratio, (ii) a minimum interest coverage ratio and (iii) a minimum amount of liquidity.

As of December 31, 2025, we were in compliance in all material respects with our covenants under the 2028 Credit Agreement. We had no amounts outstanding under the 2028 Credit Agreement as of December 31, 2025.

Interest Expense

Interest expense, net totaled $98.8 million, $84.8 million and $68.9 million for the years ended December 31, 2025, 2024 and 2023 which was net of capitalized interest of $1.9 million, $15.9 million and $5.6 million, respectively, for capital projects.

Amortization of debt premium and issuance costs was $6.6 million, $6.6 million and $5.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included within Interest expense, net in the Consolidated Statements of Operations.

7.  SHAREHOLDERS' EQUITY

Activity in our various shareholders' equity accounts for the years ended December 31, 2025, 2024 and 2023 were as follows (in millions):

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2022	75.2	$0.8	$1,097.9	$16.4	$160.1	$14.7	$—	$8.0
Net income	—	—	—	—	865.4	—	—	1.4
Share-based compensation cost	—	—	27.3		—	—	—	—
Shares issued under share-based compensation plans, net	0.2	—	—	—	—	—	—	—
Repurchase of Common Shares	—	—	—	—	—	—	(200.1)	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	10.8	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(5.4)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(0.3)	—	—
BALANCE, December 31, 2023	75.4	$0.8	$1,119.8	$16.4	$1,025.5	$25.2	$(200.1)	$9.4
Net income (loss)	—	—	—	—	373.4	—	—	(3.6)
Share-based compensation cost	—	—	27.7	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.8	—	—	—	—	—	—	—
Repurchase of Common Shares	—	—	—	—	—	—	(125.0)	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	10.9	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(29.9)	—	—	—	—	—
Purchase of noncontrolling ownership interest in a non-U.S. subsidiary (1)	—	—	4.1	—	—	—	—	(8.4)
Sale of noncontrolling ownership interest in a non-U.S. subsidiary (1)	—	—	(8.4)	—	—	—	—	8.4
Foreign currency translation adjustments	—	—	—	—	—	(1.9)	—	—
BALANCE, December 31, 2024	76.2	$0.8	$1,113.3	$16.4	$1,398.9	$34.2	$(325.1)	$5.8
Net income (loss)	—	—	—	—	982.8	—	—	(3.7)
Share-based compensation cost	—	—	25.2	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.2	—	—	—	—	—	—	—
Repurchase of Common Shares	—	—	—	—	—	—	(100.0)	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	24.5	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(3.6)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	2.2	—	—
BALANCE, December 31, 2025	76.4	0.8	1,134.9	16.4	2,381.7	60.9	(425.1)	2.1

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

The following table summarizes shares repurchases, aggregate cost and the average per share price (in millions, except average per share price):

	Years Ended December 31,
	2025	2024	2023
Shares repurchased	2.0	2.2	3.0
Aggregate cost	$100.0	$125.0	$200.0
Average price per share	$49.78	$56.11	$66.77

As of December 31, 2025, we had approximately $175.0 million available for share repurchases pursuant to the Share Repurchase Program, subject to certain restrictions provided within the Business Combination Agreement (as defined within "Note 15 - Subsequent Events").

8.  SHARE BASED COMPENSATION

Valaris Limited adopted the MIP as of April 30, 2021 and authorized and reserved 9.0 million Common Shares for issuance pursuant to equity incentive awards to be granted under the MIP, which may be in the form of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and cash awards or any combination thereof. As of December 31, 2025, there were 6.2 million shares available for issuance under the MIP.

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

Compensation expense for our time-based share awards is allocated to Contract drilling expenses (exclusive of depreciation and reimbursable expenses) and General and administrative expenses within our Consolidated Statements of Operations based on the award holder's employment function. The following table summarizes time-based share award compensation expense and the related income tax benefit recognized (in millions):

	Years Ended December 31,
	2025	2024	2023
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	$9.3	$8.8	$6.8
General and administrative	8.6	8.7	9.0
	17.9	17.5	15.8
Tax benefit	(0.5)	(1.1)	(1.6)
Total	$17.4	$16.4	$14.2

As of December 31, 2025, there was $28.3 million of total estimated unrecognized compensation cost related to time-based share awards, which has a weighted-average remaining vesting period of 1.4 years.

The following table summarizes the value of time-based share awards granted and vested:

	Years Ended December 31,
	2025	2024	2023
Weighted-average grant date fair value of share awards granted during the period (per share)	$43.58	$69.89	$63.22
Total fair value of share awards vested during the period (in millions)	$13.4	$30.0	$25.2

The following table summarizes time-based share awards activity for the year ended December 31, 2025 (shares in thousands):

	Share Awards
	Awards	Weighted-Average Grant Date Fair Value
Share awards as of December 31, 2024	597	$60.58
Granted	494	$43.58
Vested	(307)	$56.80
Forfeited	(3)	$58.00
Share awards as of December 31, 2025	781	$51.32

Performance Awards

Under the Company's MIP, performance awards may be issued to our senior officers. Performance awards generally vest at the end of a three-year measurement period based on attainment of performance goals.

The performance awards granted in 2021 and 2022 were based on three performance goals and subject to achievement of those performance goals based on (a) designated share price hurdles whereby our closing stock price must equal or exceed certain market price targets for ninety consecutive trading days (the "Share Price Objective"); (b) relative return on capital employed ("ROCE") as compared to a specified peer group, all as defined in the award agreements (the "ROCE Objective"), and (c) specified strategic goals as established by the Compensation Committee of the board of directors (the "Strategic Goal Objective" and together with the ROCE Objective, the "Performance-Based Objectives"). In 2023, incremental awards based on the Strategic Goal Objective were granted. These awards were paid in equity during 2024 following a three-year performance period and were subject to attainment of such objectives ranging from 0% to 150% of target performance under such objectives.

The performance awards granted in 2023, 2024 and 2025 include awards which are subject to the achievement of goals based on our absolute total shareholder return and our total shareholder return relative to a specified peer group (the "TSR Objectives" and together with the Share Price Objective, the "Market-Based Objectives"). These awards are payable in equity at a range from 0% to 200% of target performance following three-year performance periods, subject to approval by the Compensation Committee of the board of directors following the end of each respective performance period.

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

The fair value of the performance awards is measured on the date of grant. The grant-date fair value per unit for the portion of the performance awards related to Performance-Based Objectives was equal to the closing price of the Company's stock on the grant date. The portion of these awards that were based on the Company's achievement of Market-based Objectives were valued at the date of grant using a Monte Carlo simulation with the following weighted average assumptions for the grants made in the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Expected price volatility	48%	49%	60%
Expected dividend yield	—	—	—
Risk-free interest rate	3.90%	4.31%	4.32%

The expected price volatility assumption is estimated using market data for certain peer companies during periods in which our own trading history is limited. As our trading history increases, it will bear greater weight in determining our expected price volatility assumption.

The weighted average grant-date fair values of performance awards granted during the years ended December 31, 2025, 2024 and 2023 were $28.92, $63.05 and $62.09, respectively.

The following table summarizes the performance award activity for the year ended December 31, 2025 (shares in thousands):

	Awards(2)	Weighted Average Grant Date Fair Value Price(2)
Balance as of December 31, 2024	271	$61.69
Granted - Market-Based Objectives(1)	236	$28.92
Balance as of December 31, 2025	507	$46.42

(1)The number of awards granted reflects the shares that would be granted if the target level of performance were to be achieved. The number of shares actually issued after considering forfeitures may range from zero to 472,000.

(2)There were no forfeited or vested shares for the year ended December 31, 2025.

During the years ended December 31, 2025, 2024 and 2023, we recognized $7.7 million, $10.6 million and $11.7 million of compensation expense for performance awards, respectively, which was included in General and administrative expenses in our Consolidated Statements of Operations.

As of December 31, 2025, there was $8.4 million of total estimated unrecognized compensation cost related to performance awards, which has a weighted-average remaining vesting period of 1.6 years.

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

The following table presents the changes in benefit obligations and plan assets for the years ended December 31, 2025 and 2024 and the funded status and weighted-average assumptions used to determine the benefit obligation at the measurement date (dollars in millions):

	Years Ended December 31,
	2025			2024
	Pension Benefits	Other Benefits	Total	Pension Benefits	Other Benefits	Total
Projected benefit obligation:
BALANCE at the beginning of the period	$571.3	$10.2	$581.5	$606.5	$11.0	$617.5
Interest cost	30.5	0.5	31.0	29.3	0.5	29.8
Actuarial loss (gain)	5.3	—	5.3	(22.1)	(0.7)	(22.8)
Benefits paid	(42.1)	(0.6)	(42.7)	(42.4)	(0.6)	(43.0)
BALANCE at the end of the period	$565.0	$10.1	$575.1	$571.3	$10.2	$581.5

Plan assets
Fair value, at the beginning of the period	$469.9	$—	$469.9	$471.2	$—	$471.2
Actual return	60.1	—	60.1	20.2	—	20.2
Employer contributions	16.0	—	16.0	20.9	—	20.9
Benefits paid	(42.1)	—	(42.1)	(42.4)	—	(42.4)
Fair value, at the end of the period	$503.9	$—	$503.9	$469.9	$—	$469.9
Net benefit liabilities	$61.1	$10.1	$71.2	$101.4	$10.2	$111.6

Amounts recognized in Consolidated Balance Sheet:
Accrued liabilities	$(2.0)	$(0.9)	$(2.9)	$(4.1)	$(1.0)	$(5.1)
Other liabilities (long-term)	(59.1)	(9.2)	(68.3)	(97.3)	(9.2)	(106.5)
Net benefit liabilities	$(61.1)	$(10.1)	$(71.2)	$(101.4)	$(10.2)	$(111.6)

Accumulated contributions less than net periodic benefit cost	$(114.1)	$(18.0)	$(132.1)	$(129.5)	$(18.5)	$(148.0)

Amounts not yet reflected in net periodic benefit cost:
Actuarial gain	53.2	7.9	61.1	28.3	8.3	36.6
Prior service cost	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Total accumulated other comprehensive income	$53.0	$7.9	$60.9	$28.1	$8.3	$36.4
Net benefit liabilities	$(61.1)	$(10.1)	$(71.2)	$(101.4)	$(10.2)	$(111.6)

Weighted-average assumptions:
Discount rate	5.34%	5.28%		5.54%	5.52%
Cash balance interest credit rate	3.72%	N/A		3.26%	N/A

The projected benefit obligations for pension benefits in the preceding table reflect the actuarial present value of benefits accrued based on services rendered to date assuming the actual or assumed expected date of separation for retirement.

The accumulated benefit obligation is equal to the projected benefit obligation at December 31, 2025 and 2024 as the pension and other post-retirement benefit plans were frozen in prior years.

The components of net periodic pension, retiree medical (income) loss and the weighted-average assumptions used to determine such amounts were as follows (dollars in millions):

	Years Ended December 31,
	2025	2024	2023
Interest cost	$31.0	$29.8	$31.2
Expected return on plan assets	(29.4)	(31.6)	(31.4)
Amortization of net gain	(0.7)	(0.6)	(0.7)
Net periodic pension and retiree medical (income) loss (1)	$0.9	$(2.4)	$(0.9)
Discount rate	5.54%	4.97%	5.21%
Expected return on assets	6.44%	6.88%	7.10%
Cash balance interest credit rate	3.26%	3.26%	3.23%

(1)All components of Net periodic pension and retiree medical (income) loss are included in Other, net, in our Consolidated Statements of Operations.

We currently expect to contribute approximately $19.2 million to our pension plans and to directly pay other post-retirement benefits of approximately $0.9 million in 2026. These amounts represent the minimum contributions we are required to make under relevant statutes. We do not expect to make contributions in excess of the minimum required amounts.

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

Target allocations among asset categories as of December 31, 2025, and the fair value of each category of plan assets as of December 31, 2025 and 2024, are presented below. The plans will reallocate assets in accordance with the allocation targets, after giving consideration to the expected level of cash required to pay current benefits and plan expenses (dollars in millions):

	December 31,
	2025		2024
	Target range (1)	Amount	Amount
Equities:
Global equity fund (2)	41% to 47%	$217.3	$—
U.S. equity:
U.S. large cap		—	93.3
U.S. small/mid cap		—	24.6
Global Low Volatility Equity		—	34.1
Non-U.S. equity:
International all cap		—	42.7
International small cap		—	18.9
Emerging markets		—	34.1
Real estate equities	4% to 8%	36.5	36.5
Fixed income:	45% to 55%
Long-term corporate bonds		160.2	102.8
Long-term government bonds		32.0	—
U.S. Treasury STRIPS		52.9	76.7
Cash and equivalents	$0 - $5.0	5.0	6.2
Total		$503.9	$469.9

(1)Our investment policy only sets allocation target ranges for general asset classes and not specific investment types.
(2)During 2025, the assets in the various equity asset categories were consolidated into a single Global equity fund.

All of our investments, other than cash and cash equivalents, are measured at fair value using the net asset value per share (or its equivalent) practical expedient and therefore are not categorized in the fair value hierarchy. Cash and cash equivalents are considered Level 1 as they were valued at cost, which approximates fair value.

Assets in the Global equity fund include a broad range of global equity securities for which the portfolio may be a full replication or a sampling of the Morgan Stanley Capital International All Country World Index and may be held through a commingled or institutional mutual fund. Assets in the U.S. equities category include investments in common and preferred stocks (and equivalents such as American Depository Receipts and convertible bonds) and may be held through separate accounts, commingled funds or an institutional mutual fund. Assets in the global low volatility equities include investments in a broad range of developed market global equity securities and may be held through a commingled or institutional mutual fund. Assets in the international equities category include investments in a broad range of international equity securities, including both developed and emerging markets, and may be held through a commingled or institutional mutual fund. The real estate category includes investments in pooled and commingled funds whose objectives are diversified equity investments in income-producing properties. Each real estate fund is intended to provide broad exposure to the real estate market by property type, geographic location and size and may invest internationally. Additionally, this category includes real estate investment trusts, which are represented in the Dow Jones US Select REIT Index. Securities in the fixed income categories include U.S. government, corporate, mortgage- and asset-backed securities and Yankee bonds and should be rated investment grade or above. Investments in this category should have an average investment rating of “A” or better.

To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plan's other asset classes and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the plan, which increased to 6.62% at December 31, 2025 from 6.44% at December 31, 2024.

Estimated future annual benefit payments from plan assets are presented below. Such amounts are based on existing benefit formulas and include the effect of future service (in millions):

	Pension Benefits	Other Post-Retirement Benefits
Years ending December 31,
2026	$41.0	$0.9
2027	40.7	0.9
2028	40.4	0.9
2029	40.2	0.8
2030	39.7	0.8
2031 through 2035	189.9	3.6
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

Employee contributions have been matched up to a maximum of 6% since the beginning of 2025 and were matched up to a maximum of 5% in 2024 and 2023. These matching contributions totaled $19.2 million, $15.6 million and $13.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

10.  INCOME TAXES

Valaris Limited is domiciled and a resident for tax purposes in Bermuda. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-Bermuda subsidiaries is not subject to Bermuda taxation.

During the fourth quarter of 2025, we adopted Update 2023-09 (see "Note 1 - Description of the Business and Summary of Significant Accounting Policies" for further discussion on Update 2023-09) on a prospective basis. As such, we have updated income tax disclosure presentations as of and for the year ended December 31, 2025 in order to comply with Update 2023-09, but have not retrospectively applied these presentational changes to any of the prior periods presented. This adoption of Update 2023-09 resulted in presentational differences of our income tax disclosures and did not result in a change to the calculations of our income before income taxes, current tax expense, deferred tax expense or effective tax rates for the year ended December 31, 2025.

Our income before income taxes and benefit for income taxes for the year ended December 31, 2025 are summarized as follows (in millions):

Income (loss) before income taxes:
Bermuda	$(107.4)
Foreign
U.S.	42.2
Other foreign	617.5
Total foreign	659.7
Total income before income taxes	$552.3

Provision (benefit) for income taxes:
Current tax expense:
Bermuda federal	$—
Bermuda state	—
Foreign
U.S.	13.7
Other foreign	74.6
Total foreign	88.3
Total current tax expense	$88.3
Deferred tax benefit:
Bermuda federal	$—
Bermuda state	—
Foreign
U.S.	(1.7)
Other foreign	(513.4)
Total foreign	(515.1)
Total deferred tax benefit	$(515.1)
Total provision (benefit) for income taxes:
Bermuda federal	$—
Bermuda state	—
Foreign
U.S.	12.0
Other foreign	(438.8)
Total foreign	(426.8)
Total benefit for income taxes	$(426.8)

Our income before income taxes and provision for income taxes for the years ended December 31, 2024 and 2023 are summarized as follows (in millions):

	Years Ended December 31,
	2024	2023
Income before income taxes:
U.S.	$49.8	$30.7
Non-U.S.	320.4	53.5
	$370.2	$84.2

Current income tax expense (benefit):
U.S.	$11.5	$(30.3)
Non-U.S.	(16.9)	34.1
	(5.4)	3.8
Deferred income tax expense (benefit):
U.S.	(4.4)	1.9
Non-U.S.	10.2	(788.3)
	5.8	(786.4)
Total income tax expense (benefit)	$0.4	$(782.6)

Effective Tax Rate

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

As a Bermuda-domiciled company, Valaris Limited is subject to a 15.0% Bermuda corporate income tax, which became effective on January 1, 2025. In addition, we are subject to other income taxes, including those in the U.S. and in various foreign jurisdictions. Our consolidated effective tax rate reconciliation for the year ended December 31, 2025 is summarized below (in millions, except percentages):

	Amount	%
Bermuda federal statutory rate	$82.8	15.0%
Changes in valuation allowances	16.1	2.9%
Foreign tax effects
Angola
Withholding taxes	16.5	3.0%
Changes in valuation allowances	(8.0)	(1.4)%
Other	8.4	1.5%
Brazil
Tax rate differential	11.5	2.1%
Other	(3.1)	(0.6)%
British Virgin Islands
Tax rate differential	6.3	1.1%
Luxembourg
Changes in valuation allowances	(1,092.2)	(197.8)%
Prior period tax matters	(54.8)	(9.9)%
Cross border income inclusion	9.5	1.7%
State and local tax rate differential	9.2	1.7%
Other	4.8	0.9%
Saudi Arabia
Withholding taxes	6.3	1.1%
Other	2.8	0.5%
Switzerland
Changes in valuation allowances	383.9	69.5%
Prior period tax matters	156.2	28.3%
Tax rate differential	(25.2)	(4.6)%
State and local tax rate differential	13.4	2.4%
Global minimum taxes	5.5	1.0%
Other	(1.4)	(0.3)%
Trinidad
Tax rate differential	6.6	1.2%
Changes in valuation allowances	(5.2)	(0.9)%
Other	(1.5)	(0.3)%
United Kingdom
Changes in valuation allowances	10.0	1.8%
United States
Changes in valuation allowances	(17.2)	(3.1)%
Expiration of foreign tax credits	16.3	3.0%
Other	6.6	1.2%
Other foreign jurisdictions (1)	12.8	2.3%
Changes in unrecognized tax benefits	(3.7)	(0.6)%
Total	$(426.8)	(77.3)%

(1)Other foreign jurisdictions includes the aggregated remaining foreign jurisdictions for which there were no foreign tax effects reconciling items which exceeded the 5% disclosure threshold.

Our consolidated effective tax rate reconciliations for the years ended December 31, 2024 and 2023 are summarized below (in millions, except percentages):

	Years Ended December 31,
	2024	2023
Bermuda statutory income tax rate	—%	—%
Non-Bermuda taxes	25.6	74.0
Valuation allowance	(2.3)	(953.6)
Resolution of prior year items	(23.2)	(49.9)
Effective income tax rate	0.1%	(929.5)%

Our 2025 consolidated effective income tax rate includes discrete tax expense of $153.7 million, primarily attributable to the establishment of a valuation allowance in connection with the retirement of the Retired Semis, partially offset by discrete tax benefit attributable to rig impairments.

Our 2024 consolidated effective income tax rate includes discrete tax benefit of $85.8 million primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years.

Our 2023 consolidated effective income tax rate includes discrete tax benefit of $42.0 million primarily attributable to changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years.

Excluding the impact of the aforementioned discrete tax items, our consolidated effective income rates for the years ended December 31, 2025, 2024 and 2023 were (92.2)%, 21.8% and (872.3)%, respectively. The changes in our consolidated effective income tax rate excluding discrete tax items during the three-year period result primarily from changes in the relative components of our earnings from the various taxing jurisdictions in which our drilling rigs are operated and/or owned and differences in tax rates in such taxing jurisdictions.

Deferred Taxes

The components of deferred income tax assets and liabilities are summarized as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$3,103.9	$3,071.8
Property and equipment	1,397.4	1,555.4
Interest limitation carryforwards	112.9	126.0
Employee benefits, including share-based compensation	28.0	36.6
Foreign tax credits	0.2	16.4
Other	17.9	21.9
Valuation allowance	(3,292.3)	(3,971.3)
Total deferred tax assets	1,368.0	856.8
Deferred tax liabilities	(26.9)	(26.7)
Net deferred tax asset	$1,341.1	$830.1

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

As of December 31, 2025, we had gross deferred tax assets of $3.1 billion relating to $13.6 billion of net operating loss ("NOL") carryforwards and $112.9 million of interest limitation carryforwards, primarily related to the U.S., Luxembourg and the U.K., which can be used to reduce our income taxes payable in future years. NOL carryforwards, which were generated in various jurisdictions worldwide, include $8.4 billion that do not expire and $5.2 billion that will expire, if not utilized, between 2026 and 2042. Deferred tax assets for NOL carryforwards as of December 31, 2025 include $2.3 billion, $614.9 million, $75.7 million, $58.7 million, $27.2 million and $21.2 million pertaining to NOL carryforwards in Luxembourg, the U.S., the U.K., Bermuda, Switzerland and Trinidad, respectively. Interest limitation carryforwards generally do not expire. Additionally, as a result of our emergence from bankruptcy, the utilization of certain U.S. deferred tax assets including, but not limited to, NOL carryforwards and interest limitation carryforwards is limited to $0.5 million annually.

We had a $3.3 billion and a $4.0 billion valuation allowance as of December 31, 2025 and 2024, respectively, on deferred tax assets relating to those assets for which we are not more likely than not to realize due to the inability to generate sufficient taxable income in the period prior to expiration and/or of the character necessary to use the benefit of the deferred tax assets.

During the years ended December 31, 2025, 2024 and 2023, we recognized a deferred tax benefit of $523.2 million, $8.5 million and $802.9 million, respectively, associated with changes in deferred tax asset valuation allowances. The deferred tax benefit in 2025 includes a $1.1 billion reduction of our valuation allowance in Luxembourg, which was partially offset by a $383.9 million increase to the valuation allowance in Switzerland, driven in part by the establishment of a $168.8 million valuation allowance resulting from a change in estimated future taxable income in a certain operating jurisdiction in connection with the retirement of the Retired Semis. The deferred tax benefit in 2023 primarily related to a $799.5 million reduction of our valuation allowance.

The net reductions to the valuation allowances for 2025 and 2023 were due to changes in the balances of relevant positive and negative evidence considered when assessing the realization of our deferred tax assets in certain operating jurisdictions. After considering the balance of evidence, which included historical financial results, projected earnings, contract backlog, day rates and market outlook, we determined that sufficient positive evidence existed to conclude that these portions of the valuation allowance on deferred tax assets were no longer needed. We intend to continue maintaining a valuation allowance on a substantial portion of our deferred tax assets until there is sufficient evidence to support a reversal of such allowances. The timing and amount of future valuation allowance reductions are subject to future levels of contracting and profitability achieved.

Unrecognized Tax Benefits

Our tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information.

As of December 31, 2025, we had $94.8 million of unrecognized tax benefits, of which $88.2 million was included in Other liabilities on our Consolidated Balance Sheet, and $6.6 million, which is associated with tax positions taken in tax years with NOL carryforwards, was presented as a reduction of deferred tax assets.

As of December 31, 2024, we had $93.5 million of unrecognized tax benefits, of which $82.8 million was included in Other liabilities on our Consolidated Balance Sheet, $10.7 million, which is associated with tax positions taken in tax years with NOL carryforwards, was presented as a reduction of deferred tax assets.

If recognized, $88.2 million of the $94.8 million unrecognized tax benefits as of December 31, 2025 would impact our consolidated effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 (in millions) were as follows:

	Years Ended December 31,
	2025	2024	2023
Balance, beginning of period	$93.5	$201.4	$217.6
Increases as a result of tax positions taken during prior years	10.2	4.1	88.6
Decreases as a result of tax positions taken during prior years	(8.6)	(1.4)	(3.4)
Settlements with taxing authorities	(7.0)	(103.5)	(41.8)
Impact of foreign currency exchange rates	6.5	(7.9)	0.6
Increases as a result of tax positions taken during the current year	1.3	2.7	13.4
Lapse of applicable statutes of limitations	(1.1)	(1.9)	(73.6)
Balance, end of period	$94.8	$93.5	$201.4

Accrued interest and penalties totaled $48.0 million and $45.5 million as of December 31, 2025 and 2024, respectively, and were included in Other liabilities on our Consolidated Balance Sheets. We recognized a net expense of $1.5 million, and net benefits of $8.0 million and $35.4 million associated with interest and penalties during the years ended December 31, 2025, 2024 and 2023, respectively. Interest and penalties are included in Current income tax expense in our Consolidated Statements of Operations.

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

Statutes of limitations applicable to certain of our tax positions lapsed during the years ended December 31, 2025, 2024 and 2023, resulting in net income tax benefits, inclusive of interest and penalties, of $1.4 million, $2.7 million and $77.3 million, respectively.

Absent the commencement of examinations by tax authorities, statutes of limitations applicable to certain of our tax positions will lapse during 2026, but we do not expect these to have a material impact to our unrecognized tax benefits or effective income tax rate.

Tax Assessments

Malaysia Tax Assessment

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR117.0 million (approximately $29.0 million converted at current quarter-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount. In order to further contest the assessment, we made payments of approximately $8.0 million and $18.0 million in 2025 and 2024, respectively, for aggregate total payments of $26.0 million as of December 31, 2025. These payments are included within Other assets in the Consolidated Balance Sheets. There are no further payments remaining as of December 31, 2025. We have not recorded a liability for uncertain tax positions as of December 31, 2025, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and will vigorously contest this assessment.

Luxembourg Tax Assessment

In December 2023, one of the Company’s Luxembourg subsidiaries received tax assessments for fiscal years 2019, 2020, 2021 and 2023. In February 2024, the Luxembourg tax authorities rescinded the portion of the assessment relating to 2023, resulting in a revised aggregate tax assessment of approximately €60.0 million (approximately $65.0 million converted at then-current exchange rates). We recorded a liability for uncertain tax positions for this amount in 2023 and contested the validity and amount of the assessments. In April 2024, we received a favorable decision from the Luxembourg tax authorities stating that the assessments for the 2019-2021 tax years are not enforceable. As a result, we reversed the uncertain tax position liability for the previously issued assessments and recognized a tax benefit of approximately $65.0 million in 2024.

Australian Tax Assessment

During 2019, the Australian tax authorities issued aggregate tax assessments totaling approximately A$101.0 million, plus interest, related to the examination of certain of our tax returns for the years 2011 through 2016. During the third quarter of 2019, we made a A$42.0 million payment (approximately $29.0 million at then-current exchange rates) to the Australian tax authorities to litigate the assessment. In December 2024, we reached a settlement agreement with the Australian tax authorities for A$4.0 million (approximately $2.0 million at then-current exchange rates). Accordingly, we released approximately $18.0 million of the uncertain tax position liability previously recognized and recognized a corresponding tax benefit in our Consolidated Statements of Operations for these assessments in 2024. We no longer had a liability for unrecognized tax benefits relating to these assessments as of December 31, 2024. During the first quarter of 2025, we received refunds (including interest) totaling A$42.0 million (approximately $26.0 million at then-current-period exchange rates).

Undistributed Earnings

Dividend income received by Valaris Limited from its subsidiaries is exempt from Bermuda taxation. We do not provide deferred taxes on undistributed earnings of certain subsidiaries because our policy and intention is to reinvest such earnings indefinitely. Should we make a distribution from these subsidiaries in the form of dividends or otherwise, we would be subject to additional income taxes. The unrecognized deferred tax liability related to these undistributed earnings was not practicable to estimate as of December 31, 2025.

Tax Legislation

On July 4, 2025, the U.S. enacted H.R. 1, informally referred to as the One Big Beautiful Bill Act (“OBBBA”). Among other provisions, the OBBBA includes the permanent extension, with modifications, of certain business and international tax provisions originally enacted under the Tax Cuts and Jobs Act of 2017 that were scheduled to sunset at the end of 2025. The OBBBA did not have a material impact on our consolidated financial statements for the year ending December 31, 2025.

Additionally, Bermuda enacted the Corporate Income Tax Act 2023 on December 27, 2023 (the “CIT Act”) which stipulates a tax on 15% of the net income of certain Bermuda constituent entities (as determined in accordance with the CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). No tax was chargeable under the CIT Act until tax years starting on or after January 1, 2025. Deferred taxes of $27.5 million with an offsetting valuation allowance of $27.5 million were established as of December 31, 2023, upon enactment.

11.  COMMITMENTS AND CONTINGENCIES

ARO Newbuild Funding Obligations

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs. The joint venture partners intend for the newbuild jackup rigs to be financed from available cash on hand and from ARO's operations and/or funds available from third-party financing. The first two newbuild jackups, Kingdom 1 and Kingdom 2, were delivered and commenced operations in 2023 and 2024, respectively. In October 2023, ARO entered into a $359.0 million term loan to finance the remaining payments due upon delivery of the two rigs and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. The term loan bears interest based on the three-month SOFR plus a margin ranging from 1.25% to 1.4%. In 2024, ARO entered into a revolving credit facility which provides for borrowings of up to $100.0 million, which was amended in the fourth quarter of 2025 to increase the maximum borrowings to $150.0 million. As of December 31, 2025, there were no amounts outstanding under this facility. Our Notes Receivable from ARO are subordinated and junior in right of payment to both ARO’s term loan and credit facility.

In October 2024 and November 2025, ARO ordered the third and fourth newbuild jackups, Kingdom 3 and Kingdom 4, respectively, for a purchase price of approximately $300.0 million each. ARO paid a 25% down payment upon ordering Kingdom 3 from cash on hand in 2024. ARO made payments of $43.8 million related to the 25% down payment for Kingdom 4 from cash on hand as of December 31, 2025, with the remaining down payment balance payable in monthly installments through May 2026. The final payment for each rig will be due upon delivery.

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

Letters of Credit

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of December 31, 2025 totaled $35.4 million and are issued under facilities provided by various banks and other financial institutions, but none were issued under the 2028 Credit Agreement. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of December 31, 2025, we had collateral deposits in the amount of $16.3 million with respect to these agreements.

Patent Litigation

In December 2022, a subsidiary of Transocean Ltd. commenced an arbitration proceeding against us alleging breach of a license agreement related to certain dual-activity drilling patents. In July 2025, the arbitration tribunal rendered a final decision awarding Transocean Ltd. $7.9 million in damages, including interest, and awarded Valaris $7.4 million as reimbursement for legal fees incurred in connection with this matter. As a result of this decision, in the second quarter of 2025, we reversed $17.1 million of the $25.0 million liability previously accrued in 2024, and we recognized a $7.4 million receivable for the recovery of legal fees. In the third quarter of 2025, the awarded amounts due to and from Transocean Ltd. were paid and therefore, we have no outstanding balances pertaining to this matter as of December 31, 2025.

Brazil Administrative Matter

In July 2023, we received notice of an administrative proceeding initiated against us in Brazil. Specifically, the Federal Court of Accounts ("TCU") sought from us, Samsung Heavy Industries (“SHI”) and others, on a joint and several basis, a total of approximately BRL 601.0 million in damages that TCU asserted arose from the overbilling to Petrobras in 2015 in relation to the drilling services agreement with Petrobras for VALARIS DS-5 (the “DSA”). As fully disclosed in our prior periodic reports, the DSA was previously the subject of (1) investigations by the SEC and the U.S Department of Justice, each of which closed their investigation of us in 2018 without any enforcement action, (2) an arbitration proceeding against SHI in which we prevailed, resulting in SHI making a $200.0 million cash payment to us in December 2019, and (3) a settlement with Petrobras normalizing our business relations in August 2018.

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

12.  LEASES

We have operating leases for office space, facilities, equipment, employee housing and certain rig berthing facilities. For all asset classes, except office space, we account for the lease component and the non-lease component as a single lease component. Short-term leases with a term of one year or less are not recorded in the Consolidated Balance Sheets. Our leases have remaining lease terms of less than one month to six years, some of which include options to extend. The lease term used for calculating our right-of-use assets and lease liabilities is determined by considering the non-cancelable lease term, as well as any extension options that we are reasonably certain to exercise. Our right-of-use assets, current lease liabilities, and long-term lease liabilities are included within Other assets, Accrued liabilities and other, and Other liabilities, respectively, in the Consolidated Balance Sheets.

We evaluate the carrying value of our right-of-use assets on a periodic basis to identify events or changes in circumstances, such as lease abandonment, which indicate that the carrying value of such right-of-use assets may be impaired.

The components of lease expense are as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Long-term operating lease cost	$41.9	$35.4	$24.6
Short-term operating lease cost	21.3	17.6	13.2
Variable lease cost (1)	13.8	9.8	11.3
Total operating lease cost	$77.0	$62.8	$49.1
(1)Variable lease costs are excluded from the measurement of right-of-use assets and lease liabilities and consist primarily of variable fees related to offshore equipment rentals.

Supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	December 31,
	2025	2024
Operating lease right-of-use assets	$69.3	$84.5

Current lease liability	$35.6	$28.0
Long-term lease liability	37.3	56.9
Total operating lease liabilities	$72.9	$84.9

Weighted-average remaining lease term (in years)	2.5	3.2

Weighted-average discount rate (1)	7.67%	7.75%
(1)Represents our estimated incremental borrowing cost on a secured basis for similar terms as the underlying leases.

Supplemental cash flow information related to our operating leases is as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
ROU assets obtained in exchange for operating lease liabilities	$19.4	$39.4	$80.3

Cash paid for amounts included in the measurement of our operating lease liabilities	$40.1	$34.9	$26.2

Maturities of lease liabilities as of December 31, 2025 were as follows (in millions):

2026	$39.8
2027	25.4
2028	8.3
2029	3.5
2030	2.7
Thereafter	0.4
Total lease payments	$80.1
Less imputed interest	(7.2)
Total	$72.9

13.  SEGMENT INFORMATION

Our business consists of four operating segments, which have been determined based on the asset type and specifications and services we provide. These operating segments are Floaters, Jackups, ARO and Other. The Floaters segment consists of our drillships and semisubmersible rigs, which can generally drill in water depths up to 12,000 feet and 8,000 feet, respectively. Floaters are generally considered to be more advanced, typically earn higher day rates and require a larger crew complement to operate. The Jackups segment consists of our jackup rigs, which generally operate in water depths of 400 feet or less. As Jackups have a simpler design and operate in shallow waters, they typically earn lower day rates and require a smaller crew to operate. The ARO segment consists of the full operations of ARO, which operates jackup drilling rigs in Saudi Arabia for Saudi Aramco. The Other segment consists of management services on rigs owned by third parties and the activities associated with our arrangements with ARO under the Lease Agreements.

Each of the reporting segments earn revenues through drilling contracts, in which we provide a drilling rig and/or drilling services, inclusive of rig crews, on a day rate basis. Floaters, Jackups and ARO are also reportable segments.

Our chief operating decision maker (“CODM”) is the executive management committee, which is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Commercial Officer, General Counsel & Secretary, Chief Human Resources Officer, Vice President – Strategy and Sustainability and Vice President – Operational Integrity. The CODM assesses segment performance based on their review of the operating income (loss) of each segment, which measures profitability after deducting normal operating costs. Components within operating income (loss), such as revenues and contract drilling expenses, are used to monitor actual performance against budget and monthly forecasted results for each segment. Further, the CODM utilizes revenue to derive a segment’s asset utilization, average daily revenue and revenue efficiency. Using these metrics, the CODM can identify potentially underperforming segments and develop strategies to increase profits or reduce costs, make investment decisions and allocate resources as needed. The disaggregated segment information, as presented in the tables below, aligns with the segment level information that is regularly provided to the CODM.

Our onshore support costs included within Contract drilling expenses are not allocated to our operating segments for purposes of measuring segment operating income (loss) and as such, those costs are included in “Reconciling Items.” Further, General and administrative expenses and Depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income (loss) and are included in "Reconciling Items." We measure segment assets as Property and equipment, net.

The full operating results included below for ARO are not included within our consolidated results and thus deducted under "Reconciling Items" and replaced with our equity in earnings of ARO. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

Segment information for the years ended December 31, 2025, 2024 and 2023 are presented below (in millions).

Year Ended December 31, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$1,224.1	$823.4	$571.0	$160.4	$(571.0)	$2,207.9
Reimbursable revenues	36.5	89.4	—	35.2	—	161.1
Total operating revenues	1,260.6	912.8	571.0	195.6	(571.0)	2,369.0
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	765.6	486.5	360.7	70.6	(206.3)	1,477.1
Reimbursable expenses	34.3	83.5	—	34.8	—	152.6
Total contract drilling expenses (exclusive of depreciation)	799.9	570.0	360.7	105.4	(206.3)	1,629.7
Loss on impairment	23.6	3.7	—	—	—	27.3
Depreciation	60.5	58.6	114.9	13.2	(100.9)	146.3
General and administrative	—	—	28.8	—	68.3	97.1
Equity in earnings of ARO	—	—	—	—	8.4	8.4
Operating income	$376.6	$280.5	$66.6	$77.0	$(323.7)	$477.0
Property and equipment, net	$1,225.0	$630.8	$1,236.7	$174.2	$(1,177.9)	$2,088.8
Capital expenditures	$144.7	$192.0	$95.6	$—	$(88.8)	$343.5

Year Ended December 31, 2024

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$1,382.8	$686.5	$512.5	$142.6	$(512.5)	$2,211.9
Reimbursable revenues	57.9	68.4	—	24.4	—	150.7
Total operating revenues	1,440.7	754.9	512.5	167.0	(512.5)	2,362.6
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	930.3	477.1	367.7	63.6	(220.2)	1,618.5
Reimbursable expenses	54.9	64.3	—	23.2	—	142.4
Total contract drilling expenses (exclusive of depreciation)	985.2	541.4	367.7	86.8	(220.2)	1,760.9
Loss on impairment	—	—	28.4	—	(28.4)	—
Depreciation	58.1	45.0	89.2	9.5	(79.7)	122.1
General and administrative	—	—	23.7	—	92.6	116.3
Equity in losses of ARO	—	—	—	—	(11.0)	(11.0)
Operating income	$397.4	$168.5	$3.5	$70.7	$(287.8)	$352.3
Property and equipment, net	$1,174.2	$575.3	$1,253.1	$132.8	$(1,202.5)	$1,932.9
Capital expenditures	$239.7	$213.1	$285.0	$—	$(282.7)	$455.1

Year Ended December 31, 2023

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$902.8	$620.6	$496.6	$152.6	$(496.6)	$1,676.0
Reimbursable revenues	45.9	39.0	—	23.3	—	108.2
Total operating revenues	948.7	659.6	496.6	175.9	(496.6)	1,784.2
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	768.4	480.4	365.9	52.6	(226.9)	1,440.4
Reimbursable expenses	43.6	37.0	—	22.6	—	103.2
Total contract drilling expenses (exclusive of depreciation)	812.0	517.4	365.9	75.2	(226.9)	1,543.6
Depreciation	55.8	40.0	65.9	5.0	(65.6)	101.1
General and administrative	—	—	22.2	—	77.1	99.3
Equity in earnings of ARO	—	—	—	—	13.3	13.3
Operating income	$80.9	$102.2	$42.6	$95.7	$(267.9)	$53.5
Property and equipment, net	$1,035.5	$480.8	$1,036.6	$52.1	$(971.2)	$1,633.8
Capital expenditures	$562.0	$132.3	$300.8	$—	$(299.0)	$696.1

Information about Geographic Areas

As of December 31, 2025, our Floaters segment consisted of 13 drillships and two semisubmersible rigs. Our Jackups segment consisted of 24 jackup rigs which were deployed in various locations and our Other segment consisted of seven jackup rigs which are leased to our 50/50 unconsolidated joint venture with Saudi Aramco.

As of December 31, 2025, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
Europe	6	11	—	17	—
Middle East & Africa	2	7	7	16	9
North & South America	5	3	—	8	—
Asia & Pacific Rim	1	3	—	4	—
Held for sale (1)	1	—	—	1	—
Total	15	24	7	46	9

(1)VALARIS DPS-1 was classified as held for sale and warm stacked in Asia Pacific as of December 31, 2025. See "Note 5 - Property and Equipment" for more information regarding VALARIS DPS-1.

We provide management services in the U.S. Gulf of America on two rigs owned by a third party not included in the table above.

ARO ordered two newbuild jackup rigs Kingdom 3 and Kingdom 4, which are under construction in the Middle East and are not included in table above.

Information by country for those countries that account for more than 10% of our long-lived assets was as follows (in millions):

	Long-lived Assets
	December 31,
	2025	2024
Spain (1)	$627.4	$484.8
Brazil	352.2	413.9
United States	268.7	314.3
United Kingdom	262.1	290.4
Angola	234.6	132.6
Other countries (2)	419.5	381.4
Total	$2,164.5	$2,017.4

(1)Long-lived assets located in Spain primarily consist of rigs which were idle or preservation stacked.
(2)Other countries includes countries where individually we had long-lived assets representing less than 10% of total long-lived assets.

For purposes of our geographic disclosures above, we attribute assets to the geographic location of the drilling rig or operating lease, in the case of our right-of-use assets, as of the end of the applicable year.

14.  SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	December 31,
	2025	2024
Trade	$424.1	$502.4
Income tax receivables	49.8	76.2
Other	15.8	9.2
	489.7	587.8
Allowance for doubtful accounts	(14.9)	(16.6)
	$474.8	$571.2

Other current assets consisted of the following (in millions):

	December 31,
	2025	2024
Prepaid taxes	$58.2	$48.5
Deferred costs	37.7	38.6
Prepaid expenses	13.3	13.0
Other	35.5	39.2
	$144.7	$139.3

Accrued liabilities and other consisted of the following (in millions):

	December 31,
	2025	2024
Current contract liabilities (deferred revenues)	$87.7	$87.2
Personnel costs	81.6	89.2
Income and other taxes payable	73.9	57.2
Lease liabilities	35.6	28.0
Accrued claims	21.3	39.5
Accrued interest	15.4	15.3
Other	27.9	34.6
	$343.4	$351.0

Other liabilities consisted of the following (in millions):

	December 31,
	2025	2024
Unrecognized tax benefits (inclusive of interest and penalties)	$136.2	$128.3
Pension and other post-retirement benefits	68.3	106.5
Noncurrent contract liabilities (deferred revenues)	63.2	71.4
Lease liabilities	37.3	56.9
Other	20.8	20.1
	$325.8	$383.2

Consolidated Statements of Operations Information

Repair and maintenance expense related to continuing operations was as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Repair and maintenance expense	$236.2	$239.6	$203.3

Other, net, consisted of the following (in millions):

	Years Ended December 31,
	2025	2024	2023
Net gain (loss) on sale of property	$118.6	$(0.2)	$28.6
Net foreign currency exchange gains (losses)	(14.3)	13.8	(3.5)
Net periodic pension and retiree medical income (loss)	(0.9)	2.4	0.9
Loss on extinguishment of debt	—	—	(29.2)
Other income (expense)	(0.1)	0.6	1.4
	$103.3	$16.6	$(1.8)

Consolidated Statements of Cash Flows Information

The following table provides a reconciliation of the amount of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown within the Consolidated Statements of Cash Flows (in millions):

	December 31,
	2025	2024
Cash and cash equivalents	$599.4	$368.2
Restricted cash—current (1)	7.0	12.3
Restricted cash—non-current (1)	11.1	—
	$617.5	$380.5
(1)Restricted cash consists primarily of collateral on letters of credit of $16.3 million and $10.8 million as of December 31, 2025 and 2024, respectively. Restricted cash—current is included in Other current assets and restricted cash—non-current is included in Other assets in our Consolidated Balance Sheets. See "Note 11 - Commitments and Contingencies" for more information regarding our letters of credit.

Net cash provided by operating activities attributable to the net change in operating assets and liabilities was as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
(Increase) decrease in accounts receivable	$119.2	$(64.9)	$44.9
(Increase) decrease in other assets	2.6	23.4	(6.5)
Increase (decrease) in liabilities	(42.9)	(91.7)	82.8
	$78.9	$(133.2)	$121.2

Cash paid (received) for income taxes, net, which includes taxes withheld by third parties on our behalf, for the year ended December 31, 2025 was as follows (in millions) (1):

Bermuda federal	$—

Foreign
Australia (2)	(23.7)
Brazil	18.6
United States	16.8
Angola	13.1
Malaysia	8.0
Trinidad	6.9
Saudi Arabia	4.2
Other (3)	17.6
Total foreign	61.5

$61.5
(1)During the fourth quarter of 2025, we adopted Update 2023-09 (see "Note 1 - Description of the Business and Summary of Significant Accounting Policies" for further discussion on Update 2023-09) on a prospective basis. As such, we have updated the cash paid for income tax disclosure presentation for the year ended December 31, 2025 in order to comply with the new guidance, but have not retrospectively applied these presentational changes to any of the prior periods presented.
(2)During 2025, we received income tax refunds of approximately $26.0 million from the Australian tax authorities in connection with a settlement agreement for previously issued tax assessments. Refer to "Note 10 - Income Taxes" for further information regarding this settlement agreement.
(3)Other represents the aggregation of jurisdictions which did not individually exceed the 5% disaggregation threshold.

Cash paid (refunded) for income taxes, net, which includes withholding taxes withheld by third parties on our behalf, for the years ended December 31, 2024 and 2023 were as follows (in millions):

	Years Ended December 31,
	2024	2023
Income taxes paid (refunded), net (1) (2)	$55.6	$(8.3)

(1)We received U.S. income tax refunds totaling $35.9 million in 2024 primarily related to an Internal Revenue Service examination of one of our subsidiaries' 2009-2012 tax returns.
(2)We received an income tax refund of $45.9 million in 2023 related to the U.S. Coronavirus Aid, Relief, and Economic Security Act.

Additional cash flow information was as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Cash paid for interest
Interest paid, net of amounts capitalized	$90.5	$78.3	$32.3

Non-cash investing activities
Accruals for capital expenditures as of period end (1)	$52.0	$36.2	$71.5
(1)Accruals for capital expenditures were excluded from investing activities in our Consolidated Statements of Cash Flows.

During the years ended December 31, 2025, 2024 and 2023, the capitalized interest totaled $1.9 million, $15.9 million and $5.6 million, respectively.

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

Customer Concentration - Consolidated revenues with customers that individually contributed 10% or more of revenue in the years ended December 31, 2025, 2024 and 2023 were as follows:

Year Ended December 31, 2025

	Floaters	Jackups	Other	Total
Petróleo Brasileiro S.A. ("Petrobras")	13%	—%	—%	13%
BP plc ("BP")	3%	3%	6%	12%
Azule Energy ("Azule")	7%	3%	—%	10%
Other customers (1)	30%	33%	2%	65%
	53%	39%	8%	100%

Year Ended December 31, 2024

	Floaters	Jackups	Other	Total
BP	9%	3%	5%	17%
Petrobras	9%	—%	—%	9%
Azule	4%	—%	—%	4%
Other customers (1)	39%	29%	2%	70%
	61%	32%	7%	100%

Year Ended December 31, 2023

	Floaters	Jackups	Other	Total
BP	—%	5%	6%	11%
Petrobras	4%	—%	—%	4%
Other customers (1)	49%	32%	4%	85%
	53%	37%	10%	100%
(1)Other customers includes customers that individually contributed to less than 10% of our total revenues.

Geographic Concentration - For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues for locations that individually had 10% or more of revenue were as follows (in millions):

Year Ended December 31, 2025

	Floaters	Jackups	Other	Total
Brazil	$587.3	$—	$—	$587.3
United Kingdom	—	391.8	—	391.8
Gulf of America	223.3	—	119.1	342.4
Angola	219.5	74.0	—	293.5
Australia	145.9	128.2	—	274.1
Other countries (1)	84.6	318.8	76.5	479.9
	$1,260.6	$912.8	$195.6	$2,369.0

Year Ended December 31, 2024

	Floaters	Jackups	Other	Total
Brazil	$497.9	$—	$—	$497.9
United Kingdom	—	375.2	—	375.2
Gulf of America	245.4	10.3	111.7	367.4
Australia	172.1	104.3	—	276.4
Angola	196.7	—	—	196.7
Other countries (1)	328.6	265.1	55.3	649.0
	$1,440.7	$754.9	$167.0	$2,362.6

Year Ended December 31, 2023

	Floaters	Jackups	Other	Total
Gulf of America	$220.9	$27.2	$104.7	$352.8
United Kingdom	—	267.2	—	267.2
Angola	210.9	—	—	210.9
Brazil	195.0	—	—	195.0
Australia	157.0	29.9	—	186.9
Other countries (1)	164.9	335.3	71.2	571.4
	$948.7	$659.6	$175.9	$1,784.2
(1)Other countries includes locations that individually contributed to less than 10% of total revenues.

15.  SUBSEQUENT EVENTS

Pending Business Combination with Transocean

On February 9, 2026, we entered into a business combination agreement (the "Business Combination Agreement") with Transocean Ltd., a Swiss corporation ("Transocean"). The Business Combination Agreement provides, among other things, and subject to the satisfaction or waiver of the conditions set forth therein, that Transocean will acquire Valaris in an all-stock transaction valued at approximately $5.8 billion (based on the price of Valaris common shares on the last trading day before the public announcement of the transaction). Under the terms of the Business Combination Agreement, holders of Valaris common shares will receive 15.235 shares of Transocean stock for each common share of Valaris. In addition, Warrants that are outstanding as of immediately prior to the transaction closing date will be assumed by Transocean and remain outstanding and be exercisable for the Fundamental Transaction Consideration (as defined in the Valaris Warrant Agreement dated as of April 30, 2021) multiplied by the number of Valaris common shares for which each warrant is exercisable immediately prior to the transaction closing date. The business combination will be effected by way of a court-approved scheme of arrangement between Valaris and the holders of the Valaris Shares pursuant to section 99 of the Companies Act 1981 of Bermuda, as amended. Upon completion and on a fully diluted basis assuming conversion to shares of Transocean’s exchangeable bonds due 2029, Transocean shareholders would own approximately 53% of the combined company, with Valaris shareholders owning the remaining 47%.

Completion of the business combination is subject to customary closing conditions, including (i) the receipt of the requisite approvals of the Valaris shareholders and the Transocean shareholders, (ii) the granting of the sanction order on terms consistent with the Business Combination Agreement, (iii) the Transocean shares issued pursuant to the Business Combination Agreement having been approved for listing on the NYSE, (iv) certain regulatory approvals having been obtained or any applicable waiting period having expired or been terminated, (v) no governmental authority within applicable jurisdictions having enacted or issued any law or order preventing or prohibiting the consummation of the business combination and (vi) the absence of a Transocean Material Adverse Effect or a Valaris Material Adverse Effect (as defined within the Business Combination Agreement). Under certain specified circumstances in which the Business Combination Agreement is terminated, we would be required to pay a termination fee equal to $173.0 million.

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

Changes in Internal Controls – There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See "Item 8. Financial Statements and Supplementary Data" for Management's Report on Internal Control Over Financial Reporting.

Item 9B.  Other Information

         During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

   Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, corporate governance matters, committees of the board of directors and Section 16(a) of the Exchange Act is contained in our Proxy Statement for the Annual General Meeting of Shareholders ("Proxy Statement") to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2025 and incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table summarizes certain information related to our compensation plans under which our shares are authorized for issuance as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)(1)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders (2)	1,288,171	—	6,212,477
Total	1,288,171	$—	6,212,477

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
2.1
Business Combination Agreement, dated as of February 9, 2026, between Transocean Ltd. and Valaris Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2026, File No. 18097).

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

+10.25	Valaris Cash Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report filed on Form 10-Q on July 30, 2020, File No. 1-8097)
+10.26	Valaris Limited 2021 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 30, 2021, File No. 1-8097).
+10.27	Form of Director RSU Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 2, 2021, File No. 1-8097).

Exhibit Number	Exhibit
+10.28
Form of Change in Control Severance Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 28, 2016, File No. 1-8097).

10.29
Equity Registration Rights Agreement, dated as of April 30, 2021, by and among Valaris Limited and the holders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 30, 2021, File No. 1-8097).

10.30
Support Agreement, dated as of December 9, 2021, among Valaris Limited, Famatown Financial Limited and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2021, File No. 1-8097).

10.31
Amendment No. 1 to Support Agreement dated as of January 25, 2023, among Valaris Limited, Famatown Financial Limited and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2023, File No. 1-8097).

+10.32
Amended and Restated Valaris Executive Severance Plan, dated as of April 14, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2022, File No. 1-8097).

+10.33
Employment Agreement, effective as of December 8, 2021, by and between Anton Dibowitz, Ensco Corporate Resources LLC and Valaris Limited (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2022, File No. 001-08097).

+10.34
Employment Agreement, commencing as of September 24, 2022, by and between Ensco Services Limited and Matthew Lyne (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 1, 2022, File No. 1-8097).

+10.35
Form of Indemnification Agreement, by and between Valaris and its officers and directors (incorporated by reference to Exhibit 10.37 to the Registrant's Amendment No. 1 to its Registration Statement on Form S-1 filed on June 14, 2021, File No. 001-08097).

+10.36	2023 Form of PSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2023, File No. 001-8097).
+10.37	2023 Form of RSU Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2023, File No. 001-8097).
+10.38	2024 Form of PSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2024, File No. 001-08097).
+10.39
2024 Non-Employee Director Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2024, File No. 001-08097).

+10.40
First Amendment to Senior Secured Revolving Credit Facility Agreement, dated August 27, 2025, by and among the Company, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 30, 2025, File No. 001-08097).

10.41
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

10.42
Collateral Trust Agreement, dated April 19, 2023, by and among Valaris Limited, Valaris Finance Company LLC, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filled on April 19, 2023, File No, 1-8097).

19.1	Valaris Securities Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report filed on Form 10-K on February 20, 2025, File No., 1-8097).
*21.1	Subsidiaries of the Registrant
*23.1	Consent of Independent Registered Public Accounting Firm.
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

Exhibit Number	Exhibit
**32.1	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Valaris Limited Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report filed on Form 10-K on February 22, 2024).
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (included with Exhibit 101 attachments).
* ** +	Filed herewith. Furnished herewith. Management contracts or compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

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

Item 16.  Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 20, 2026.

Valaris Limited (Registrant)
By /s/ ANTON DIBOWITZ Anton Dibowitz Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ ANTON DIBOWITZ Anton Dibowitz	Director, President and Chief Executive Officer (principal executive officer)	February 20, 2026

/s/ CHRISTOPHER T. WEBER Christopher T. Weber	Senior Vice President and Chief Financial Officer (principal financial officer)	February 20, 2026

/s/ MELISSA BARRON Melissa Barron	Controller (principal accounting officer)	February 20, 2026

/s/ ELIZABETH D. LEYKUM Elizabeth D. Leykum	Chair of the Board	February 20, 2026

/s/ DICK FAGERSTAL Dick Fagerstal	Director	February 20, 2026

/s/ JOSEPH GOLDSCHMID Joseph Goldschmid	Director	February 20, 2026

/s/ CATHERINE HUGHES Catherine Hughes	Director	February 20, 2026

/s/ KRISTIAN JOHANSEN Kristian Johansen	Director	February 20, 2026