Form 10-Q
period 2026-03-31
Valaris Ltd
filed 2026-05-05
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

As of April 30, 2026, there were 69,251,780 Common Shares of the registrant outstanding.

VALARIS LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

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
•governmental action, terrorism, cyber-attacks, piracy, military action and political and economic uncertainties, including civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas (including conflicts in the Middle East and potential disruptions to key shipping lanes such as the Strait of Hormuz), which may result in expropriation, nationalization, confiscation or deprivation or destruction of our assets; suspension and/or termination of contracts based on force majeure events or adverse environmental safety events; or volatility in prices of oil and natural gas;
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
In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report, and "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2025, which is available on the U.S. Securities and Exchange Commission website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING REVENUES
Revenues (exclusive of reimbursable revenues)	$430.1	$577.8
Reimbursable revenues	35.3	42.9
Total operating revenues	465.4	620.7
OPERATING EXPENSES
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	340.4	374.0
Reimbursable expenses	33.0	41.0
Total contract drilling expenses (exclusive of depreciation)	373.4	415.0
Depreciation	42.7	33.1
General and administrative	25.3	24.4
Merger and integration expenses	13.6	—
Other operating (income) loss	(2.8)	7.8
Total operating expenses	452.2	480.3
EQUITY IN EARNINGS OF ARO	6.8	2.6
OPERATING INCOME	20.0	143.0
OTHER INCOME (EXPENSE)
Interest income	17.0	14.4
Interest expense, net	(24.3)	(24.3)
Other, net	(2.3)	21.2
Total other income (expense)	(9.6)	11.3
INCOME BEFORE INCOME TAXES	10.4	154.3
PROVISION FOR INCOME TAXES
Current income tax expense	18.9	23.7
Deferred income tax expense	9.5	169.8
Total provision for income taxes	28.4	193.5
NET LOSS	(18.0)	(39.2)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1.6	1.3
NET LOSS ATTRIBUTABLE TO VALARIS	$(16.4)	$(37.9)
LOSS PER SHARE
Basic and Diluted	$(0.24)	$(0.53)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	69.2	71.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
NET LOSS	$(18.0)	$(39.2)
OTHER COMPREHENSIVE INCOME, NET
Net reclassification adjustment for amounts recognized in net loss as a component of net periodic pension cost (benefit)	(0.2)	(0.2)
Foreign currency translation adjustments	3.2	1.3
NET OTHER COMPREHENSIVE INCOME	3.0	1.1
COMPREHENSIVE LOSS	(15.0)	(38.1)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1.6	1.3
COMPREHENSIVE LOSS ATTRIBUTABLE TO VALARIS	$(13.4)	$(36.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$578.3	$599.4
Accounts receivable, net	447.9	474.8
Assets held for sale	9.2	6.4
Other current assets	169.5	144.7
Total current assets	1,204.9	1,225.3
PROPERTY AND EQUIPMENT, AT COST	2,715.6	2,598.3
Less accumulated depreciation	550.6	509.5
Property and equipment, net	2,165.0	2,088.8
LONG-TERM NOTES RECEIVABLE FROM ARO	351.1	345.0
INVESTMENT IN ARO	128.6	121.8
DEFERRED TAX ASSETS	1,355.5	1,364.2
OTHER ASSETS	158.6	159.7
Total assets	$5,363.7	$5,304.8
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$398.5	$348.2
Accrued liabilities and other	379.2	343.4
Total current liabilities	777.7	691.6
LONG-TERM DEBT	1,086.8	1,086.0
DEFERRED TAX LIABILITIES	30.5	29.7
OTHER LIABILITIES	307.0	325.8
Total liabilities	2,202.0	2,133.1
COMMITMENTS AND CONTINGENCIES (Note 11)
VALARIS SHAREHOLDERS' EQUITY
Common Shares, $0.01 par value, 700.0 shares authorized, 76.5 and 76.4 shares issued, 69.3 and 69.2 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	0.8	0.8
Preference shares, $0.01 par value, 150.0 shares authorized, no shares issued as of March 31, 2026 and December 31, 2025	—	—
Stock warrants	16.4	16.4
Additional paid-in capital	1,139.9	1,134.9
Retained earnings	2,365.3	2,381.7
Accumulated other comprehensive income	63.9	60.9
Treasury shares, at cost, 7.2 shares as of March 31, 2026 and December 31, 2025.	(425.1)	(425.1)
Total Valaris shareholders' equity	3,161.2	3,169.6
NONCONTROLLING INTERESTS	0.5	2.1
Total shareholders' equity	3,161.7	3,171.7
Total liabilities and shareholders' equity	$5,363.7	$5,304.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(18.0)	$(39.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	42.7	33.1
Deferred income tax expense	9.5	169.8
Equity in earnings of ARO	(6.8)	(2.6)
Share-based compensation expense	6.4	5.6
Accretion of discount on Notes Receivable from ARO	(6.1)	(6.1)
Other operating (income) loss	(2.8)	7.8
Net (gain) loss on sale of property	1.6	(27.1)
Changes in deferred costs	(22.8)	(0.2)
Changes in contract assets	(6.9)	(0.4)
Changes in contract liabilities	0.4	(17.8)
Other	0.8	2.3
Changes in operating assets and liabilities	80.3	35.7
Contributions to pension plans and other post-retirement benefits	(3.3)	(5.0)
Net cash provided by operating activities	75.0	155.9
INVESTING ACTIVITIES
Additions to property and equipment	(100.9)	(100.2)
Proceeds from disposition of assets	5.2	17.8
Net cash used in investing activities	(95.7)	(82.4)
FINANCING ACTIVITIES
Payments related to tax withholdings for share-based awards	(1.4)	(0.3)
Net cash used in financing activities	(1.4)	(0.3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(22.1)	73.2
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	617.5	380.5
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$595.4	$453.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Valaris Limited and its subsidiaries (the "Company," "Valaris," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2025 Condensed Consolidated Balance Sheet data was derived from our 2025 audited consolidated financial statements but does not include all disclosures required by GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026, or for any future period. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 20, 2026 (our "Annual Report").

Pending Business Combination with Transocean

On February 9, 2026, we entered into a business combination agreement (the "Business Combination Agreement") with Transocean Ltd., a Swiss corporation ("Transocean"), under which Transocean will acquire all of the issued and outstanding common shares of Valaris in exchange for shares of Transocean at an exchange ratio of 15.235 Transocean shares for each common share of Valaris (the "Business Combination"). In addition, Warrants that are outstanding as of immediately prior to the transaction closing date will be assumed by Transocean and remain outstanding and be exercisable for the Fundamental Transaction Consideration (as defined in the Warrant Agreement, dated as of April 30, 2021, by and between Valaris and the warrant agent named therein) multiplied by the number of Valaris common shares for which each warrant is exercisable immediately prior to the transaction closing date. The Business Combination will be effected by way of a court-approved scheme of arrangement between Valaris and the holders of the Valaris common shares pursuant to section 99 of the Companies Act 1981 of Bermuda, as amended. Upon completion and on a fully diluted basis assuming conversion to shares of Transocean’s exchangeable bonds due 2029, Transocean shareholders would own approximately 53% of the combined company, with Valaris shareholders owning the remaining 47%.

Completion of the Business Combination is subject to customary closing conditions, including (i) the receipt of the requisite approvals of the Valaris shareholders and the Transocean shareholders, (ii) the granting of the sanction order on terms consistent with the Business Combination Agreement, (iii) the Transocean shares issued pursuant to the Business Combination Agreement having been approved for listing on the NYSE, subject to official notice of issuance, (iv) certain regulatory approvals having been obtained or any applicable waiting period having expired or been terminated, (v) no governmental authority within applicable jurisdictions having enacted or issued any law or order preventing or prohibiting the consummation of the Business Combination and (vi) the absence of a Transocean Material Adverse Effect or a Valaris Material Adverse Effect (each as defined within the Business Combination Agreement). Under certain specified circumstances in which the Business Combination Agreement is terminated, we would be required to pay to Transocean a termination fee equal to $173.0 million.

In connection with the Business Combination, we incurred professional fees and other costs of $13.6 million for the three months ended March 31, 2026, which are included within Merger and integration expenses in the Condensed Consolidated Statements of Operations.

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

With the exception of the updated standard discussed above, there have been no accounting pronouncements issued and not yet effective that have significance, or potential significance, to our condensed consolidated financial statements.

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

The remaining duration of our drilling contracts based on those in place as of March 31, 2026 was between approximately one month and five years.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	March 31, 2026	December 31, 2025
Current contract assets	$7.1	$4.3
Noncurrent contract assets	$16.9	$12.8
Current contract liabilities (deferred revenue)	$98.9	$87.7
Noncurrent contract liabilities (deferred revenue)	$56.0	$63.2

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2025	$17.1	$150.9
Revenue recognized in advance of right to bill customer	7.5	—
Increase due to revenue deferred during the period	—	33.3
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(29.3)
Decrease due to transfer to receivables and payables during the period	(0.6)	—
Balance as of March 31, 2026	$24.0	$154.9

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Deferred contract costs are included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $59.2 million and $36.6 million as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, amortization of such costs totaled $13.6 million and $12.8 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $7.8 million and $7.6 million as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, amortization of such costs totaled $1.9 million and $2.2 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

The table below reflects the expected future amortization of our contract liabilities and deferred costs recorded as of March 31, 2026. In the case of our contract liabilities related to our bareboat charter arrangements with ARO, the contract liability is not amortized and as such, the amount is reflected in the table below at the end of the current lease term. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

	(In millions)
	Remaining 2026	2027	2028	2029 and Thereafter	Total
Amortization of contract liabilities	$77.0	$49.0	$6.7	$22.2	$154.9
Amortization of deferred costs	$45.4	$19.0	$2.5	$0.1	$67.0

Note 3 -Equity Method Investment in ARO

Background

ARO is a 50/50 unconsolidated joint venture between the Company and Saudi Aramco that owns and operates jackup drilling rigs in Saudi Arabia. As of March 31, 2026, ARO owned nine jackup rigs, had ordered two newbuild jackup rigs and leased seven rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO.

The shareholder agreement governing the joint venture (the "Shareholder Agreement") specifies that ARO shall purchase 20 newbuild jackup rigs. Under this program, two newbuild jackups have been built and are in service and two additional newbuild jackups, Kingdom 3 and Kingdom 4, were ordered in October 2024 and November 2025, respectively. In connection with these plans, we have a potential obligation to fund ARO for newbuild jackup rigs. See "Note 11 - Contingencies" for additional information.

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

Basis differences are amortized over the remaining life of the assets or liabilities to which they relate and are recognized as an adjustment to the Equity in earnings of ARO in our Condensed Consolidated Statements of Operations. The amortization of those basis differences is combined with our 50% interest in ARO's net income. A reconciliation of those components is presented below (in millions):

	Three Months Ended March 31,
	2026	2025
50% interest in ARO net income (loss)	$3.7	$(0.5)
Amortization of basis differences	3.1	3.1
Equity in earnings of ARO	$6.8	$2.6

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements are included within Revenues (exclusive of reimbursable revenues) and revenues related to certain reimbursable expenses in accordance with the Lease Agreements are recognized within Reimbursable revenues in our Condensed Consolidated Statements of Operations and were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Revenues (exclusive of reimbursable revenues) from Lease Agreements	$18.5	$13.5
Reimbursable revenues from Lease Agreements	7.1	—
Total operating revenues from Lease Agreements	$25.6	$13.5

Our balances related to the ARO lease agreements were as follows (in millions):

	March 31, 2026	December 31, 2025
Accounts receivable	$58.8	$47.8
Contract assets (1)	$4.3	$2.0
Contract liabilities (1)	$19.0	$16.3
Accounts payable (1)	$64.9	$61.8

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

During 2017 and 2018, the Company contributed assets to ARO in exchange for a 10-year shareholder notes receivable due from ARO (the "Notes Receivable from ARO"), which bear interest based on a one-year term Secured Overnight Financing Rate ("SOFR"), set as of the end of the year prior to the applicable year, plus 2.10%. The Notes Receivable from ARO were adjusted to their estimated fair value in fresh start accounting in 2021 and the resulting discount to the principal amount is being amortized using the effective interest method to interest income over the remaining terms of the notes.

The principal amount and discount of the Notes Receivable from ARO were as follows (in millions):

	March 31, 2026	December 31, 2025
Principal amount	$400.7	$400.7
Discount	(49.6)	(55.7)
Carrying value	$351.1	$345.0

Interest receivable (1) (2)	$5.5	$—

(1)Our interest receivable from ARO is included in Accounts receivable, net in our Condensed Consolidated Balance Sheets.
(2)The 2025 interest on the Notes Receivable from ARO of approximately $24.1 million was paid in kind in December 2025 by increasing the principal balance of the Notes Receivable from ARO.

Interest income earned on the Notes Receivable from ARO was as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Interest income	$5.5	$4.0
Non-cash amortization (1)	6.1	6.1
Total interest income on the Notes Receivable from ARO	$11.6	$10.1

(1)Represents the amortization of the discount on the Notes Receivable from ARO using the effective interest method to interest income over the term of the notes.

Note 4 -Fair Value Measurements

The carrying values and estimated fair values of certain of our financial instruments were as follows (in millions):

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2030 Second Lien Notes (1)	$1,086.8	$1,140.8	$1,086.0	$1,144.9
Notes Receivable from ARO (2)	$351.1	$405.3	$345.0	$403.8

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

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of March 31, 2026 and December 31, 2025.

Note 5 -Property and Equipment

Property and equipment consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Drilling rigs and equipment	$2,043.8	$1,958.8
Work-in-progress	622.5	590.3
Other	49.3	49.2
Total property and equipment, at cost	$2,715.6	$2,598.3

While taking into account certain restrictions on the sales of assets under our Indenture dated as of April 19, 2023 and within the Business Combination Agreement, as part of our strategy, we may act opportunistically from time to time to sell assets to enhance shareholder value. Gains and losses recognized on sale of assets are recognized in Other, net on the Condensed Consolidated Statements of Operations. Additionally, we may consider retiring assets that no longer meet our standards for economic returns. Non-cash losses on impairment and any gains on remeasurement of assets held for sale are recognized within Other operating (income) loss on the Condensed Consolidated Statements of Operations.

Assets Held for Sale

In the fourth quarter of 2025, we approved a plan to retire VALARIS DPS-1, a semisubmersible rig within our Floaters segment. VALARIS DPS-1 was reclassified from Property and equipment, net to Assets held for sale on our Consolidated Balance Sheets during the fourth quarter of 2025 and remained classified as held for sale as of March 31, 2026.

In connection with the held-for-sale classification of VALARIS DPS-1, we recognized a non-cash loss on impairment of $15.8 million during 2025, resulting in a $6.4 million carrying value as of December 31, 2025, which was determined using a probability-weighted market approach based on transactions involving comparable assets, non-binding independent broker quotes and management assumptions, all of which were considered Level 3 inputs due to the level of estimation involved.

Assets held for sale are remeasured at each reporting period for changes in estimated fair value less costs to sell, however, any related gains recognized cannot exceed the previous impairment losses taken for the specified disposal group. As such, we reassessed the fair value of VALARIS DPS-1 as of March 31, 2026 utilizing a market approach based on a preliminary sale agreement, which is considered a Level 3 input due to the level of estimation involved since the sale had not yet been completed at the time of our analysis. In connection with this, we recognized a $2.8 million gain on remeasurement of our asset held for sale during the three months ended March 31, 2026.

VALARIS DPS-1 was subsequently sold for recycling and removed from service in April 2026 for cash proceeds of $10.1 million.

Assets Sold

Sale of Retired Semis

In the first quarter of 2025, we approved a plan to retire three semisubmersible rigs within our Floaters segment, VALARIS DPS-3, VALARIS DPS-5, and VALARIS DPS-6 (collectively, the “Retired Semis”). In April 2025, the Retired Semis were sold for recycling and permanently removed from service for total cash proceeds of $10.0 million.

In connection with the retirement of the Retired Semis, during the first quarter of 2025, we recognized a non-cash loss on impairment of $7.8 million, which represented the amount of carrying value that exceeded the disposal group's aggregate fair value less costs to sell. We estimated the fair value using a market approach based on the preliminary sale agreement for the Retired Semis, which is considered a Level 3 input due to the level of estimation involved since the sale had not yet been completed at the time of our analysis.

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

Sale of Angola Office Building

In the first quarter of 2025, we sold an office building in Angola for cash proceeds of $5.2 million, resulting in a pre-tax gain on sale of $4.0 million. Of the proceeds, approximately $2.5 million was collected during the fourth quarter of 2024 and $2.7 million was collected during the first quarter of 2025.

Note 6 -Pension and Other Post-retirement Benefits

We have defined-benefit pension plans and retiree medical plans that provide post-retirement health and life insurance benefits.

The components of net periodic pension and retiree medical (income) loss were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Interest cost	$7.4	$7.6
Expected return on plan assets	(8.1)	(7.2)
Amortization of net gain	(0.2)	(0.2)
Net periodic pension and retiree medical (income) loss (1)	$(0.9)	$0.2

(1)Included in Other, net in our Condensed Consolidated Statements of Operations.

Note 7 -Loss Per Share

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

Due to the net loss positions for the three months ended March 31, 2026 and 2025, our potentially dilutive share awards were not included in the computation of diluted EPS, as the effect of including these shares in the calculation would have been anti-dilutive. Anti-dilutive share awards totaling 1,495,000 and 612,000 were excluded from the computation of diluted EPS for the three months ended March 31, 2026 and 2025, respectively.

We had 5,470,801 warrants outstanding (the "Warrants") as of March 31, 2026 to purchase common shares of Valaris Limited (the "Common Shares"), which are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant and expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders. These Warrants are anti-dilutive for all periods presented.

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

As of March 31, 2026, we were in compliance in all material respects with our covenants under the Indenture.

2028 Credit Agreement

In April 2023, the Company entered into a senior secured revolving credit agreement (the “2028 Credit Agreement”) which provides for commitments permitting borrowings of up to $375.0 million. Permitted borrowings under the 2028 Credit Agreement may be increased, subject to the agreement of lenders to provide such additional commitments and the satisfaction of certain conditions, by an additional $200.0 million pursuant to the terms of the 2028 Credit Agreement, and includes a $150.0 million sublimit for the issuance of letters of credit. Valaris Finance and certain other subsidiaries of the Company guarantee the Company's obligations under the 2028 Credit Agreement, and the lenders have a first priority lien on the assets securing the 2028 Credit Agreement. The 2028 Credit Agreement is scheduled to mature on April 3, 2028.

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

As of March 31, 2026, we were in compliance in all material respects with our covenants under the 2028 Credit Agreement. We had no amounts outstanding under the 2028 Credit Agreement as of March 31, 2026.

Note 9 -Shareholders' Equity

Activity in our various shareholders' equity accounts for the three months ended March 31, 2026 and 2025 were as follows (in millions):

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2025	76.4	$0.8	$1,134.9	$16.4	$2,381.7	$60.9	$(425.1)	$2.1
Net loss	—	—	—	—	(16.4)	—	—	(1.6)
Share-based compensation cost	—	—	6.4	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.1	—	—	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(1.4)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	3.2	—	—
BALANCE, March 31, 2026	76.5	$0.8	$1,139.9	$16.4	$2,365.3	$63.9	$(425.1)	$0.5

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2024	76.2	$0.8	$1,113.3	$16.4	$1,398.9	$34.2	$(325.1)	$5.8
Net loss	—	—	—	—	(37.9)	—	—	(1.3)
Share-based compensation cost	—	—	5.6	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.1	—	—	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.3)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	1.3	—	—
BALANCE, March 31, 2025	76.3	$0.8	$1,118.6	$16.4	$1,361.0	$35.3	$(325.1)	$4.5

Share Repurchase Program

Our board of directors has authorized a share repurchase program (the "Share Repurchase Program") under which we may purchase up to $600.0 million of our outstanding Common Shares. The Share Repurchase Program does not have a fixed expiration, may be modified, suspended or discontinued at any time and any repurchases made pursuant to the Share Repurchase Program are subject to compliance with applicable covenants and restrictions under our financing agreements and the Business Combination Agreement.

There were no share repurchases during each of the three months ended March 31, 2026 and 2025. As of March 31, 2026, we had approximately $175.0 million available for share repurchases pursuant to the Share Repurchase Program.

Note 10 -Income Taxes

We calculate our tax provision by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items. The consolidated effective tax rate for the three months ended March 31, 2026 and 2025, excluding the impact of discrete tax items, was 25.4% and 15.1%, respectively.

The discrete tax expense for the three months ended March 31, 2026 primarily related to the resolution of prior period matters, partially offset by changes in liabilities for unrecognized tax benefits with tax positions taken in prior years. The discrete tax expense for the three months ended March 31, 2025 primarily related to the establishment of a valuation allowance in connection with the retirement of the Retired Semis, which is described below.

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

Malaysia Tax Assessment

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR117.0 million (approximately $29.0 million converted at current quarter-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount. In order to further contest the assessment, we made payments of approximately $8.0 million and $18.0 million in the first quarter of 2025 and 2024, respectively, for aggregate total payments of $26.0 million. These payments are included within Other assets in the Condensed Consolidated Balance Sheets. We have not recorded a liability for uncertain tax positions as of March 31, 2026, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and will vigorously contest this assessment.

Australian Tax Assessment

In December 2024, we reached a settlement agreement with the Australian tax authorities regarding tax assessments which related to the examination of certain of our tax returns for the years 2011 through 2016. In connection with this agreement, during the first quarter of 2025, we received refunds (including interest) totaling A$42.0 million (approximately $26.0 million at then-current exchange rates).

Note 11 -Contingencies

ARO Newbuild Funding Obligations

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash on hand and from ARO's operations and/or funds available from third-party financing. The first two newbuild jackups, Kingdom 1 and Kingdom 2, were delivered and commenced operations in 2023 and 2024, respectively. In October 2024 and November 2025, ARO ordered the third and fourth newbuild jackups, Kingdom 3 and Kingdom 4, respectively, for a purchase price of approximately $300.0 million each. ARO paid a 25% down payment from cash on hand upon ordering Kingdom 3. ARO has made payments of $62.6 million related to the 25% down payment from cash on hand upon ordering Kingdom 4 through March 31, 2026, with the remaining down payment balance payable in monthly installments through May 2026. The final payment for each rig will be due upon delivery.

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

Letters of Credit

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of March 31, 2026 totaled $35.3 million and are issued under facilities provided by various banks and other financial institutions, but none were issued under the 2028 Credit Agreement. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of March 31, 2026, we had collateral deposits in the amount of $15.1 million with respect to these agreements.

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

Our onshore support costs included within Contract drilling expenses are not allocated to our operating segments for purposes of measuring segment operating income (loss) and as such, those costs are included in “Reconciling Items.” Further, General and administrative expenses, Depreciation expense and Merger and integration expenses incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income (loss) and are included in "Reconciling Items." We measure segment assets as Property and equipment, net.

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

Segment information for the three months ended March 31, 2026 and 2025, respectively, are presented below (in millions):
Three Months Ended March 31, 2026

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$192.6	$195.8	$127.4	$41.7	$(127.4)	$430.1
Reimbursable revenues	5.0	14.4	—	15.9	—	35.3
Total operating revenues	197.6	210.2	127.4	57.6	(127.4)	465.4
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	150.6	128.8	75.1	22.7	(36.8)	340.4
Reimbursable expenses	4.9	13.2	—	14.9	—	33.0
Total contract drilling expenses (exclusive of depreciation)	155.5	142.0	75.1	37.6	(36.8)	373.4
Depreciation	15.7	16.5	24.9	6.2	(20.6)	42.7
General and administrative	—	—	7.1	—	18.2	25.3
Merger and integration expenses	—	—	—	—	13.6	13.6
Other operating income	(2.8)	—	—	—	—	(2.8)
Total operating expenses	168.4	158.5	107.1	43.8	(25.6)	452.2
Equity in earnings of ARO	—	—	—	—	6.8	6.8
Operating income	$29.2	$51.7	$20.3	$13.8	$(95.0)	$20.0
Property and equipment, net	$1,275.0	$635.3	$1,243.9	$200.2	$(1,189.4)	$2,165.0
Capital expenditures	$55.3	$23.0	$32.3	$22.5	$(32.2)	$100.9

Three Months Ended March 31, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$356.0	$185.9	$134.7	$35.9	$(134.7)	$577.8
Reimbursable revenues	8.9	27.7	—	6.3	—	42.9
Total operating revenues	364.9	213.6	134.7	42.2	(134.7)	620.7
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	204.0	116.7	85.6	16.0	(48.3)	374.0
Reimbursable expenses	8.3	26.4	—	6.3	—	41.0
Total contract drilling expenses (exclusive of depreciation)	212.3	143.1	85.6	22.3	(48.3)	415.0
Depreciation	14.2	12.7	29.5	2.8	(26.1)	33.1
General and administrative	—	—	6.3	—	18.1	24.4
Other operating loss	7.8	—	—	—	—	7.8
Total operating expenses	234.3	155.8	121.4	25.1	(56.3)	480.3
Equity in earnings of ARO	—	—	—	—	2.6	2.6
Operating income	$130.6	$57.8	$13.3	$17.1	$(75.8)	$143.0
Property and equipment, net	$1,162.3	$625.5	$1,227.8	$131.6	$(1,170.1)	$1,977.1
Capital expenditures	$27.0	$70.2	$8.0	$—	$(5.0)	$100.2

Information about Geographic Areas

As of March 31, 2026, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
Europe	5	11	—	16	—
Middle East & Africa	3	7	7	17	9
North & South America	5	3	—	8	—
Asia & Pacific Rim	1	3	—	4	—
Held for sale (1)	1	—	—	1	—
Total	15	24	7	46	9

(1)VALARIS DPS-1 was classified as held for sale and is warm stacked in Asia Pacific as of March 31, 2026. See "Note 5 - Property and Equipment" for more information regarding VALARIS DPS-1

We provide management services in the Gulf of America on two rigs owned by a third party not included in the table above.

ARO ordered two newbuild jackups, Kingdom 3 and Kingdom 4, which are under construction in the Middle East and are not included in the table above.

Note 13 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Trade	$397.9	$424.1
Income tax receivables	41.9	49.8
Other	22.7	15.8
	462.5	489.7
Allowance for doubtful accounts	(14.6)	(14.9)
	$447.9	$474.8

Other current assets consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Prepaid taxes	$60.7	$58.2
Deferred costs	54.4	37.7
Prepaid expenses	18.7	13.3
Other	35.7	35.5
	$169.5	$144.7

Accrued liabilities and other consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Current contract liabilities (deferred revenues)	$98.9	$87.7
Income and other taxes payable	79.7	73.9
Personnel costs	62.0	81.6
Accrued interest	38.4	15.4
Lease liabilities	37.6	35.6
Accrued claims	20.0	21.3
Other	42.6	27.9
	$379.2	$343.4

Other liabilities consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Unrecognized tax benefits (inclusive of interest and penalties)	$134.7	$136.2
Pension and other post-retirement benefits	64.3	68.3
Noncurrent contract liabilities (deferred revenues)	56.0	63.2
Lease liabilities	30.2	37.3
Other	21.8	20.8
	$307.0	$325.8

Condensed Consolidated Statements of Operations Information

Other, net consisted of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Net foreign currency exchange gains (losses)	$(1.7)	$(5.2)
Net gain (loss) on sale of property	(1.6)	27.1
Net periodic pension and retiree medical income (loss)	0.9	(0.2)
Other income (expenses)	0.1	(0.5)
	$(2.3)	$21.2

Condensed Consolidated Statement of Cash Flows Information

The following table provides a reconciliation of the amount of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown within the Condensed Consolidated Statements of Cash Flows (in millions):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$578.3	$599.4
Restricted cash—current (1)	6.1	7.0
Restricted cash—non-current (1)	11.0	11.1
	$595.4	$617.5
(1)Restricted cash consists primarily of collateral on letters of credit of $15.1 million and $16.3 million as of March 31, 2026 and December 31, 2025, respectively. Restricted cash—current is included in Other current assets and Restricted cash—non-current is included in Other assets in our Condensed Consolidated Balance Sheets. See "Note 11 - Contingencies" for more information regarding our letters of credit.

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

Customer Concentration - Consolidated revenues with customers that individually contributed 10% or more of revenue in either of the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31, 2026				March 31, 2025
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Petróleo Brasileiro S.A.	17%	—%	—%	17%	13%	—%	—%	13%
Azule Energy	9%	5%	—%	14%	7%	1%	—%	8%
BP plc	—%	4%	7%	11%	5%	3%	4%	12%
Eni S.p.A	—%	9%	—%	9%	—%	10%	—%	10%
Other customers (1)	17%	27%	5%	49%	34%	20%	3%	57%
	43%	45%	12%	100%	59%	34%	7%	100%

(1)Other customers includes customers that individually contributed to less than 10% of our total revenues.

Geographic Concentration - For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues for locations that individually had 10% or more of revenue were as follows (in millions):

	Three Months Ended
	March 31, 2026				March 31, 2025
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
United Kingdom	$—	$100.5	$—	$100.5	$—	$100.7	$—	$100.7
Angola	70.6	23.3	—	93.9	42.2	4.3	—	46.5
Brazil	85.8	—	—	85.8	164.0	—	—	164.0
Gulf of America	41.2	—	31.2	72.4	65.4	—	28.0	93.4
Australia	—	16.2	—	16.2	39.6	45.5	—	85.1
Other countries (1)	—	70.2	26.4	96.6	53.7	63.1	14.2	131.0
	$197.6	$210.2	$57.6	$465.4	$364.9	$213.6	$42.2	$620.7

(1)Other countries includes locations that individually contributed to less than 10% of our total revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto included in "Item 1. Financial Statements" and with our annual report on Form 10-K for the year ended December 31, 2025. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. Our fleet of offshore drilling rigs is among the largest in the world and includes one of the highest specification ultra-deepwater fleets, as well as a leading premium jackup fleet. As of May 5, 2026, we own 45 rigs, including 13 drillships, one semisubmersible rig, 31 jackup rigs and a 50% equity interest in ARO, our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional nine rigs.

Pending Business Combination with Transocean

On February 9, 2026, Valaris and Transocean Ltd. ("Transocean"), entered into a Business Combination Agreement under which Transocean will acquire all of the issued and outstanding common shares of Valaris in exchange for shares of Transocean at an exchange ratio of 15.235 Transocean shares for each Valaris common share (the "Business Combination"). Upon completion and on a fully diluted basis assuming conversion to shares of Transocean’s exchangeable bonds due 2029, Transocean shareholders would own approximately 53% of the combined company, with Valaris shareholders owning the remaining 47%. The completion of the Business Combination is subject to customary closing conditions, including shareholder and regulatory approvals.

See "Note 1 - Unaudited Condensed Consolidated Financial Statements - Pending Business Combination with Transocean" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the Business Combination.

Our Industry

The offshore drilling industry is cyclical and primarily influenced by global energy demand, oil and gas supply dynamics, geopolitical factors and customer capital allocation decisions. Periods of oil oversupply generally place downward pressure on commodity prices, while periods of undersupply can result in higher and more volatile oil prices, influencing investment decisions across the upstream sector. While the oil market began the year in a period of oversupply, the current conflicts in the Middle East have constrained supply and increased uncertainty and volatility in global energy markets. It has also reinforced the strategic importance of energy security and market participants generally expect the global oil and gas market to tighten over the next few years, driven by past underinvestment in upstream development and slowing production growth from non-OPEC sources. Industry studies, including those published by the International Energy Agency and the U.S. Energy Information Administration, indicate that substantial upstream investment is required to offset natural field declines and maintain existing production levels.

Against this backdrop, customers continue to emphasize the need for sustained investment in oil and gas to support secure, reliable and affordable energy supply, with increasing focus on offshore developments, particularly in deepwater. Compared to other sources of supply, deepwater projects typically offer large resource potential, competitive project economics and lower carbon intensity per barrel. Despite near-term commodity price uncertainty, customers are continuing to advance long-cycle offshore developments. Industry participants anticipate increased deepwater project sanctioning over the next five years across greenfield, brownfield and exploration opportunities. According to Rystad Energy estimates, approximately 65% of this expected activity is associated with projects with breakeven oil prices below $50 per barrel and approximately 80% is associated with projects with breakeven prices below $60 per barrel.

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

Conflicts in the Middle East

Our operations and assets located in the Middle East have recently been subject to elevated geopolitical risk due to ongoing conflicts and military activity in the region. As a result of the conflicts, during the first quarter of 2026 we experienced impacts, including operational downtime at reduced rates, delays in shipyard projects and higher operating costs. ARO also experienced similar impacts in the region. For our operations, the financial impact in the first quarter was $7.5 million, primarily associated with incremental costs to maintain insurance coverage for war-related risks for jackups that we operate in the region.

The geopolitical environment in the Middle East remains volatile, and if the conflicts persist or escalate, including an expansion of hostilities, the negative impact on our operating income could be significantly higher than amounts incurred to date and could also adversely affect the operating performance of ARO. An escalation of conflict could result in additional military actions, economic sanctions or other governmental measures, including disruptions to regional ports or restrictions on maritime traffic through key waterways such as the Strait of Hormuz. Continued disruptions or closures affecting the Strait of Hormuz, through which a substantial portion of the region’s maritime traffic and energy‑related logistics transit, could materially affect our ability, and that of ARO, to mobilize assets, transport personnel and supplies, or perform drilling and related services in a timely and cost‑effective manner.

In addition, any such escalation could lead to further increases in insurance premiums, reductions in coverage limits or scope or the unavailability of coverage, as well as limitations on vessel access or port services, delays in customs and regulatory approvals, supply chain disruptions and increased security‑related expenditures. These risks could result in prolonged rig downtime, including for rigs operated by ARO, contract suspensions or terminations, delayed commencement of contracted operations, loss of revenue, impairment of assets or additional force majeure claims by us or our customers. Ongoing or future instability in the region, including actions taken in response to geopolitical developments, could materially and adversely affect our operating costs, financial condition, and results of operations.

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

The following table summarizes our and 100% of ARO's contract backlog of business as of May 4, 2026 and February 17, 2026 (in millions):

	May 4, 2026	February 17, 2026
Floaters (1)	$3,319.8	$3,030.8
Jackups	1,135.6	1,125.8
Other (2)	473.7	515.7
Total	$4,929.1	$4,672.3
ARO	$1,916.7	$2,011.3
(1)The increase for Floaters is primarily due to a contract extension for VALARIS DS-4, which resulted in incremental aggregate backlog of approximately $426.0 million, partially offset by revenues realized.
(2)Other includes the backlog for our managed rig services and the bareboat charter backlog for the jackup rigs leased to ARO in order for ARO to fulfill certain of its drilling contracts with Saudi Aramco.

BUSINESS ENVIRONMENT

Floaters

Within the floater segment, utilization for the global marketed drillship fleet was approximately 92% as of March 31, 2026 and included 12 drillships across the industry which were not working at quarter-end due to gaps between contracts. Market conditions are expected to improve as these rigs commence new contracts during 2026, including four Valaris drillships that are scheduled to return to work this year following idle periods between contracts. Some customers continue to favor more technically capable and efficient assets particularly to support complex deepwater developments. Seventh-generation drillships may be preferred and have achieved higher utilization and stronger day rates relative to older assets, a trend that is expected to continue. We believe we are well positioned with 12 of 13 of our drillships being seventh-generation units, although we continue to face competition from other types of floaters, including those of older generations.

Utilization for benign environment semisubmersibles, such as the remaining semisubmersible in our active fleet, continues to be lower than for drillships. In response to this environment, we retired three benign environment semisubmersibles in 2025 and sold VALARIS DPS-1 for recycling in April 2026.

From a supply perspective, rig attrition over the past decade has resulted in a reduced global floater fleet to meet customer demand. The supply of benign environment floaters, such as those in our fleet, has decreased by more than 45% from a peak of approximately 280 rigs in 2014 to 150 rigs as of March 31, 2026. This decrease is primarily attributable to rig retirements, including 14 benign environment floaters retired in 2025. Further, given the expected high construction cost and lack of shipyard capacity, we do not believe that current market conditions are supportive of floater newbuild construction.

Jackups

Global jackup utilization remains solid, with utilization as of March 31, 2026 of approximately 88%, driven primarily by national oil companies focused on energy security and infrastructure development. For example, Saudi Aramco has recalled seven previously-suspended jackups to recommence operations in 2026 and there are other ongoing multi-rig tenders in the Middle East, which should further support the supply and demand balance of the global jackup fleet. At the same time, the ongoing conflicts in the Middle East have disrupted offshore operations in parts of the region, and it remains uncertain when such operations will return to normal, which may also impact the timing of work programs associated with these tenders.

From a supply perspective, as of March 31, 2026, there were 491 jackups in the global fleet, with 28% of the current jackup fleet being more than 40 years of age with limited useful lives remaining. Further, we believe that some of the jackups that are currently idle are not competitive, either due to their age or the length of time stacked. Expenditures required to reactivate some of these rigs may prove cost prohibitive and drilling contractors may instead elect to scrap certain rigs.

RESULTS OF OPERATIONS

Management believes the comparison of the most recently completed quarter to the immediately preceding quarter provides more relevant information needed to understand and analyze the business. As such, as permitted under applicable SEC rules, we have elected to discuss any material changes in our results of operations by including a comparison of our most recently completed fiscal quarter ended March 31, 2026 (the "current quarter") to the immediately preceding fiscal quarter ended December 31, 2025 (the "preceding quarter"). We also discuss any material changes in our results of operations for the three months ended March 31, 2026 compared to the corresponding period of the preceding fiscal year (the "prior year period"), as required under the applicable SEC rules.

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

Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025

The following table summarizes our Condensed Consolidated Results of Operations for the three months ended March 31, 2026 and December 31, 2025 (in millions, except percentages):

	Three Months Ended		Change	% Change
	March 31, 2026	December 31, 2025
Operating revenues
Revenues (exclusive of reimbursable revenues)	$430.1	$502.2	$(72.1)	(14)%
Reimbursable revenues	35.3	35.2	0.1	—%
Total operating revenues	465.4	537.4	(72.0)	(13)%
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	340.4	380.3	(39.9)	(10)%
Reimbursable expenses	33.0	33.1	(0.1)	—%
Total contract drilling expenses (exclusive of depreciation)	373.4	413.4	(40.0)	(10)%
Depreciation	42.7	40.6	2.1	5%
General and administrative	25.3	27.0	(1.7)	(6)%
Merger and integration expenses	13.6	—	13.6	NM
Other operating (income) loss	(2.8)	19.5	(22.3)	(114)%
Total operating expenses	452.2	500.5	(48.3)	(10)%
Equity in earnings of ARO	6.8	2.5	4.3	172%
Operating income	20.0	39.4	(19.4)	(49)%
Other expense, net	(9.6)	(3.0)	(6.6)	220%
Provision (benefit) for income taxes	28.4	(680.4)	708.8	(104)%
Net income (loss)	(18.0)	716.8	(734.8)	(103)%
Net loss attributable to noncontrolling interests	1.6	0.7	0.9	129%
Net income (loss) attributable to Valaris	$(16.4)	$717.5	$(733.9)	(102)%
NM - Not meaningful

Revenues decreased in the current quarter compared to the preceding quarter, partially driven by $21.7 million of lower revenues from our two semisubmersible rigs, which completed their contracts in November 2025 and were warm stacked during the current quarter. For the remaining fleet, we had a net decrease of $59.0 million from fewer operating days relative to the preceding quarter, largely attributable to VALARIS DS‑17, VALARIS 106 and VALARIS 120, which were preparing and mobilizing for new contracts during the current quarter.

Contract drilling expense decreased in the current quarter compared to the preceding quarter, primarily due to lower operating costs of $22.0 million for our two semisubmersible rigs. For the remaining fleet, we had lower personnel-related costs of $7.4 million from fewer operating days and the deferral of costs associated with contract preparation activities in the current quarter, and lower claim costs of $7.3 million. These decreases were partially offset by a $7.5 million increase in insurance expenses to maintain coverage for war-related risks for certain rigs within our Jackups and Other segments which are located in the Middle East.

Merger and integration expenses were $13.6 million for the current quarter and primarily related to professional fees incurred in connection with the pending Business Combination.

Other operating (income) loss includes non-cash losses on impairments and related gains on remeasurements of our assets which continue to be classified as held for sale. In connection with the retirements of VALARIS 102 and VALARIS 145 (collectively, the "Retired Jackups") and the classification of VALARIS DPS-1 as held for sale in 2025, we recognized non-cash losses on impairment of $19.5 million in the preceding quarter. During the current quarter, we reassessed the fair value less costs to sell for VALARIS DPS-1 by utilizing a preliminary sales agreement and recognized a gain on remeasurement of $2.8 million. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding VALARIS DPS-1.

Other expense, net, increased primarily due to unfavorable foreign currency exchange rate fluctuations of $3.5 million and lower interest income of $1.7 million in the current quarter.

The consolidated effective tax rate, excluding the impact of discrete tax items, for the current quarter and preceding quarter was 25.4% and 679.5%, respectively. Discrete tax items during the current quarter were primarily related to the resolution of prior period matters, partially offset by changes in liabilities for unrecognized tax benefits with tax positions taken in prior years. The preceding quarter tax provision included $690.7 million of tax benefit related to changes in deferred tax asset valuation allowances in certain operating jurisdictions and a $6.6 million discrete tax benefit primarily attributable to rig impairments.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table summarizes our Condensed Consolidated Results of Operations for the three months ended March 31, 2026 and 2025 (in millions, except percentages):

	Three Months Ended		Change	% Change
	March 31, 2026	March 31, 2025
Operating revenues
Revenues (exclusive of reimbursable revenues)	$430.1	$577.8	$(147.7)	(26)%
Reimbursable revenues	35.3	42.9	(7.6)	(18)%
Total operating revenues	465.4	620.7	(155.3)	(25)%
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	340.4	374.0	(33.6)	(9)%
Reimbursable expenses	33.0	41.0	(8.0)	(20)%
Total contract drilling expenses (exclusive of depreciation)	373.4	415.0	(41.6)	(10)%
Depreciation	42.7	33.1	9.6	29%
General and administrative	25.3	24.4	0.9	4%
Merger and integration expenses	13.6	—	13.6	NM
Other operating (income) loss	(2.8)	7.8	(10.6)	(136)%
Total operating expenses	452.2	480.3	(28.1)	(6)%
Equity in earnings of ARO	6.8	2.6	4.2	162%
Operating income	20.0	143.0	(123.0)	(86)%
Other income (expense), net	(9.6)	11.3	(20.9)	(185)%
Provision for income taxes	28.4	193.5	(165.1)	(85)%
Net loss	(18.0)	(39.2)	21.2	(54)%
Net loss attributable to noncontrolling interests	1.6	1.3	0.3	23%
Net loss attributable to Valaris	$(16.4)	$(37.9)	$21.5	(57)%
NM - Not meaningful

Revenues decreased compared to the prior year period, partially driven by lower operating revenues of $24.7 million for VALARIS 247, which completed its contract and was sold during the third quarter of 2025. For the remaining fleet, we had a net decrease of $145.7 million from fewer operating days, largely attributable to certain floaters which have completed their contracts since the end of the prior year period and were either warm stacked or retired. These decreases were partially offset by a net increase of $15.5 million from higher average daily revenues as a result of various rigs working under higher day rate contracts compared to the prior year period.

Contract drilling expense decreased primarily due to lower operating costs of $41.8 million for certain of our floater rigs which have been warm stacked or retired since the prior year period and $9.4 million for VALARIS 247, which was sold during the third quarter of 2025. These decreases were partially offset by a $7.5 million increase in insurance expenses to maintain coverage for war-related risks for certain rigs within our Jackups and Other fleets which are located in the Middle East, and a net increase of $7.3 million from higher repair and maintenance costs, largely attributable to VALARIS DS-10 and VALARIS DS-17, which were undergoing scheduled maintenance and upgrade projects in the current quarter.

Depreciation expense increased primarily due to new assets placed in service since the prior year period, including those related to rigs that underwent capital upgrades.

Merger and integration expenses were $13.6 million for the current quarter and primarily related to professional fees incurred in connection with the pending Business Combination.

Other operating (income) loss includes non-cash losses on impairments and related gains on remeasurements of our assets which continue to be classified as held for sale. In connection with retirement and sale of VALARIS DPS-3, VALARIS DPS-5 and VALARIS DPS-6 (collectively, the "Retired Semis") in 2025, we recognized a non-cash loss on impairment of $7.8 million during the prior year period. During the current quarter, we reassessed the fair value less costs to sell for VALARIS DPS-1 by utilizing a preliminary sales agreement and recognized a gain on remeasurement of $2.8 million. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the Retired Semis and VALARIS DPS-1.

Other income (expense), net, decreased primarily due to $27.0 million of non-recurring pre-tax gains related to the sales of VALARIS 75 and an office in Angola during the prior year period. This decrease was partially offset by favorable foreign currency exchange rate fluctuations relative to the prior year period of $3.5 million.

The consolidated effective tax rate, excluding the impact of discrete tax items, for the current quarter and prior year period was 25.4% and 15.1%, respectively. Discrete tax items during the current quarter were primarily related to the resolution of prior period matters, partially offset by changes in liabilities for unrecognized tax benefits with tax positions taken in prior years. Discrete tax items during the prior year period were primarily attributable to the establishment of a $168.8 million valuation allowance in connection with the retirement of the Retired Semis.

Rig Counts, Utilization and Average Daily Revenue

The following table summarizes the total and active offshore drilling rigs for Valaris and ARO as of the following dates:

	March 31, 2026	December 31, 2025	March 31, 2025
Total Fleet
Floaters (1)	15	15	18
Jackups (2)	24	24	27
Other (3)	7	7	7
Total Fleet - Valaris	46	46	52
ARO (4)	9	9	9

Active Fleet (5)
Floaters (6)	11	11	12
Jackups (7)	17	17	18
Other (3)	7	7	7
Active Fleet - Valaris	35	35	37
ARO (4)	9	9	9

(1)During the second quarter of 2025, VALARIS DPS-3, VALARIS DPS-5 and VALARIS DPS-6 were sold.
(2)During the second half of 2025, we sold VALARIS 247, VALARIS 102 and VALARIS 145.
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

(6)During the fourth quarter of 2025, we classified VALARIS DPS-1 as held for sale, removing it from the active fleet.

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

Operating results for our contract drilling services segment are largely dependent on two primary revenue metrics: utilization and day rates. The following table summarizes our and ARO's rig utilization and average daily revenue by reportable segment:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Rig Utilization - Total Fleet (1)
Floaters	33%	45%	57%
Jackups	67%	64%	57%
Other (2)	78%	86%	100%
Total Valaris	58%	63%	64%
ARO	79%	84%	87%

Rig Utilization - Active Fleet (1)
Floaters	45%	57%	81%
Jackups	94%	97%	87%
Other (2)	78%	86%	100%
Total Valaris	76%	82%	88%
ARO	79%	84%	87%

Average Daily Revenue (3)
Floaters	$436,000	$409,000	$384,000
Jackups	135,000	139,000	128,000
Other (2)	66,000	53,000	44,000
Total Valaris	$171,000	$177,000	$182,000
ARO	$112,000	$113,000	$108,000

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
Our onshore support costs included within Contract drilling expenses are not allocated to our operating segments for purposes of measuring segment operating income (loss) and as such, those costs are included in “Reconciling Items". Further, General and administrative expense, Depreciation expense and Merger and integration expenses incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income (loss) and are included in "Reconciling Items".
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
Segment information for the current quarter, preceding quarter and prior year period is as follows (in millions):

Three Months Ended March 31, 2026

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues)	$192.6	$195.8	$127.4	$41.7	$(127.4)	$430.1
Reimbursable revenues	5.0	14.4	—	15.9	—	35.3
Total operating revenues	197.6	210.2	127.4	57.6	(127.4)	465.4
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	150.6	128.8	75.1	22.7	(36.8)	340.4
Reimbursable expenses	4.9	13.2	—	14.9	—	33.0
Total contract drilling expenses (exclusive of depreciation)	155.5	142.0	75.1	37.6	(36.8)	373.4
Depreciation	15.7	16.5	24.9	6.2	(20.6)	42.7
General and administrative	—	—	7.1	—	18.2	25.3
Merger and integration expenses	—	—	—	—	13.6	13.6
Other operating income	(2.8)	—	—	—	—	(2.8)
Total operating expenses	168.4	158.5	107.1	43.8	(25.6)	452.2
Equity in earnings of ARO	—	—	—	—	6.8	6.8
Operating income	$29.2	$51.7	$20.3	$13.8	$(95.0)	$20.0

Three Months Ended December 31, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues)	$255.4	$208.8	$139.6	$38.0	$(139.6)	$502.2
Reimbursable revenues	10.5	15.3	—	9.4	—	35.2
Total operating revenues	265.9	224.1	139.6	47.4	(139.6)	537.4
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	197.6	120.7	87.1	20.9	(46.0)	380.3
Reimbursable expenses	9.9	13.9	—	9.3	—	33.1
Total contract drilling expenses (exclusive of depreciation)	207.5	134.6	87.1	30.2	(46.0)	413.4
Depreciation	16.2	16.0	28.3	4.6	(24.5)	40.6
General and administrative	—	—	10.4	—	16.6	27.0
Other operating loss	15.8	3.7	—	—	—	19.5
Total operating expenses	239.5	154.3	125.8	34.8	(53.9)	500.5
Equity in earnings of ARO	—	—	—	—	2.5	2.5
Operating income	$26.4	$69.8	$13.8	$12.6	$(83.2)	$39.4

Three Months Ended March 31, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues)	$356.0	$185.9	$134.7	$35.9	$(134.7)	$577.8
Reimbursable revenues	8.9	27.7	—	6.3	—	42.9
Total operating revenues	364.9	213.6	134.7	42.2	(134.7)	620.7
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	204.0	116.7	85.6	16.0	(48.3)	374.0
Reimbursable expenses	8.3	26.4	—	6.3	—	41.0
Total contract drilling expenses (exclusive of depreciation)	212.3	143.1	85.6	22.3	(48.3)	415.0
Depreciation	14.2	12.7	29.5	2.8	(26.1)	33.1
General and administrative	—	—	6.3	—	18.1	24.4
Other operating loss	7.8	—	—	—	—	7.8
Total operating expenses	234.3	155.8	121.4	25.1	(56.3)	480.3
Equity in earnings of ARO	—	—	—	—	2.6	2.6
Operating income	$130.6	$57.8	$13.3	$17.1	$(75.8)	$143.0

Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025

Floaters

Floater revenues decreased $62.8 million, or 25%, for the current quarter compared to the preceding quarter, partially driven by $21.7 million of lower revenues from our two semisubmersible rigs, which completed their contracts in November 2025 and were warm stacked during the current quarter. For the remaining fleet, we had a net decrease of $45.2 million from fewer operating days, largely attributable to VALARIS DS-17, which was undergoing contract preparations through most of the current quarter before it commenced a new contract in late-March 2026. This decrease was partially offset by a net increase of $4.1 million from higher average daily revenues in the current quarter, driven in part by VALARIS DS-9, which commenced a new contract at a higher day rate in the current quarter.

Floater contract drilling expense decreased $47.0 million, or 24%, for the current quarter compared to the preceding quarter, partially driven by lower operating costs for our two semisubmersible rigs of $22.0 million, lower personnel-related costs of $10.6 million for the remaining fleet, primarily due to fewer operating days relative to the preceding quarter and the deferral of contract preparation costs in the current quarter, and $4.7 million from lower claims costs.

Other operating (income) loss includes a non-cash loss on impairment of $15.8 million in the preceding quarter related to the classification of VALARIS DPS-1 as held for sale and a related gain on remeasurement of $2.8 million in the current quarter. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding VALARIS DPS-1.

Jackups

Jackup revenues decreased $13.0 million, or 6%, for the current quarter compared to the preceding quarter, primarily due to a net decrease of $10.6 million from fewer operating days, largely driven by VALARIS 106 and VALARIS 120 as they mobilized between contracts during a portion of current quarter and a net decrease of $7.6 million from lower average daily revenues, primarily attributable to VALARIS 123, which commenced a short-term contract for accommodation services at a lower day rate in the current quarter.

Jackup contract drilling expense increased $8.1 million, or 7%, for the current quarter compared to the preceding quarter primarily due to a $5.4 million increase in insurance expenses to maintain coverage for war-related risks for certain rigs which are located in the Middle East.

In connection with the retirement of the Retired Jackups in 2025, we recognized a non-cash loss on impairment of $3.7 million in the preceding quarter, which is included within Other operating (income) loss.

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

ARO revenue decreased $12.2 million, or 9%, for the current quarter compared to the preceding quarter, primarily due to a decrease of $16.2 million from fewer operating days in the current quarter for certain rigs, including VALARIS 250 and VALARIS 116, which were undergoing scheduled maintenance projects in the current quarter. This decrease was partially offset by a $6.0 million increase in revenue from VALARIS 76, which commenced a new contract in December 2025.

ARO contract drilling expense decreased $12.0 million, or 14%, for the current quarter compared to the preceding quarter, primarily due to lower operating costs for rigs that were in the shipyard for scheduled projects of $11.5 million, partially offset by incremental operating costs of $2.8 million for VALARIS 76.

ARO general and administrative expense decreased $3.3 million, or 32%, for the current quarter compared to the preceding quarter, primarily due to lower personnel-related costs relative to the preceding quarter.

Other

Other revenue increased $3.7 million, or 10%, for the current quarter compared to the preceding quarter, primarily due to incremental lease revenue for VALARIS 76, which we leased to ARO and commenced operations late in the preceding quarter.

Other contract drilling expense increased $1.8 million, or 9%, for the current quarter compared to the preceding quarter, primarily due to a $2.1 million increase in insurance expenses to maintain coverage for war-related risks for VALARIS 250 and VALARIS 116, which are located in the Middle East.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Floaters

Floater revenues decreased $163.4 million, or 46%, during the current quarter compared to the prior year period, primarily driven by a net decrease of $174.4 million from fewer operating days, largely attributable to certain drillships and our semisubmersibles which have completed their contracts since the end of the prior year period and were either warm stacked or retired, and VALARIS DS-17, which was undergoing contract preparations in the current quarter before commencing a new contract in late-March 2026, compared to operating throughout the prior year period. This decrease was partially offset by a net increase of $8.4 million from higher average daily revenues as a result of various rigs working under higher day rate contracts compared to the prior year period.

Floater contract drilling expense decreased $53.4 million, or 26%, during the current quarter compared to the prior year period, primarily due to lower operating costs of $41.8 million for certain drillships and our semisubmersibles which have been warm stacked or retired since the prior year period, and $6.2 million from lower personnel-related expenses for VALARIS DS-17 while it was in the shipyard preparing for a contract that commenced late in the first quarter of 2026. These decreases were partially offset by increased repair and maintenance costs of $5.7 million, largely attributable to VALARIS DS-10 and VALARIS DS-17, which were undergoing scheduled maintenance and upgrade projects in the current quarter.

Other operating (income) loss includes a non-cash loss on impairment of $7.8 million in the prior year period in connection with the retirement of the Retired Semis and a gain on remeasurement of $2.8 million in the current quarter related to VALARIS DPS-1, which is classified as held for sale at March 31, 2026. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the Retired Semis and VALARIS DPS-1.

Jackups

Jackup revenues increased $9.9 million, or 5%, during the current quarter compared to the prior year period, primarily due to a net increase of $31.8 million from more operating days, largely attributable to VALARIS 144, which was mobilizing to Angola in the prior year period prior to commencing a new contract in April 2025. This increase was partially offset by a net decrease of $24.7 million from VALARIS 247, which completed its contract and was sold during the third quarter of 2025.

Jackup contract drilling expense increased $12.1 million, or 10%, during the current quarter compared to the prior year period, primarily due to a $9.3 million increase from higher personnel-related costs as a result of more operating days, a $6.2 million increase from higher amortization of mobilization costs, largely driven by rigs which mobilized for new contracts since the prior year period, and a $5.4 million increase in insurance expenses to maintain coverage for war-related risks for certain rigs which are located in the Middle East. These increases were partially offset by lower operating costs of $9.4 million for VALARIS 247.

Jackup depreciation expense increased $3.8 million, or 30%, during the current quarter compared to the prior year period, primarily due to new assets placed in service for certain rigs that underwent capital upgrades.

ARO

ARO revenue decreased $7.3 million, or 5%, during the current quarter compared to the prior year period, primarily driven by a net decrease of $31.0 million due to fewer operating days, largely driven by certain rigs, including VALARIS 250 and VALARIS 116, which were undergoing scheduled maintenance projects during the current quarter. This decrease was partially offset by a net increase of $11.2 million from higher average daily revenues as a result of the commencement of five long-term contract extensions at higher day rates than those earned in the prior year period and incremental revenues of $9.1 million from VALARIS 76, which commenced a new contract in December 2025.

ARO contract drilling expense decreased $10.5 million, or 12%, during the current quarter compared to the prior year period, primarily due to lower operating costs of $17.9 million for rigs which were undergoing scheduled maintenance projects in the current quarter, partially offset by incremental operating costs of $4.3 million for VALARIS 76.

ARO depreciation expense decreased $4.6 million, or 16%, comparing the two periods, primarily due to assets that were fully depreciated since the prior year period.

Other

Other revenue increased $5.8 million, or 16%, during the current quarter compared to the prior year period, primarily due to a net increase of $8.3 million in lease revenue attributable to five long-term bareboat charter extensions at higher rates for our leased rigs to ARO since the end of the prior year period and $3.0 million of incremental lease revenue from the commencement of operations for VALARIS 76 in December 2025. These increases were partially offset by a net decrease in lease revenue of $8.1 million for VALARIS 250 and VALARIS 116, which were undergoing scheduled maintenance and contract upgrades during the current quarter.

Other contract drilling expense increased $6.7 million, or 42%, during the current quarter compared to the prior year period, primarily due to a $3.2 million increase in repair and maintenance costs, largely driven by scheduled maintenance and upgrade projects for VALARIS 250 and VALARIS 116, and a $2.1 million increase in insurance expenses to maintain coverage for war-related risks for VALARIS 250 and VALARIS 116, which are located in the Middle East.

Other depreciation expense increased $3.4 million, or 121%, during the current quarter compared to the prior year period, primarily due to capital upgrades placed in service for VALARIS 76 since the end of the prior year period.

Other Income (Expense)

The following table summarizes other income (expense) (in millions):

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Interest expense, net	$(24.3)	$(24.8)	$(24.3)
Interest income	17.0	18.7	14.4
Net foreign currency exchange gains (losses)	(1.7)	1.8	(5.2)
Net gain (loss) on sale of property	(1.6)	1.2	27.1
Net periodic pension and retiree medical income (loss)	0.9	(0.2)	(0.2)
Other, net	0.1	0.3	(0.5)
	$(9.6)	$(3.0)	$11.3

Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025

Net foreign currency exchange losses were $1.7 million in the current quarter compared to gains of $1.8 million in the preceding quarter, primarily driven by unfavorable exchange rate movements in Brazilian real, partially offset by favorable exchange rate movement in euros and British pounds relative to the preceding quarter.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net gains on sale of property decreased $28.7 million during the current quarter compared to the prior year period, primarily due to the sale of VALARIS 75 and an office in Angola during the prior year period, which resulted in non-recurring pre-tax gains of $23.0 million and $4.0 million, respectively. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding these asset sales.

Net foreign currency exchange losses were $1.7 million during the current quarter compared to $5.2 million in the prior year period, primarily driven by favorable exchange rate movements in euros and British pounds, partially offset by unfavorable exchange rate movement in Brazilian real relative to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents and cash flows from operations. Additionally, we have liquidity available under our senior secured revolving credit agreement, which matures in 2028 (the "2028 Credit Agreement"). We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from cash and cash equivalents, cash flows from operations, as well as cash which may be received from the distribution of earnings from ARO. We may rely on the issuance of debt and/or equity securities in the future to supplement our liquidity needs, subject to certain restrictions provided within the Business Combination Agreement. However, the Indenture governing our 2030 Second Lien Notes, as defined below, dated as of April 19, 2023 (the "Indenture"), and the 2028 Credit Agreement contain covenants that limit our ability to incur additional indebtedness.

Our cash and cash equivalents as of March 31, 2026 and December 31, 2025 were $578.3 million and $599.4 million, respectively. We have no debt principal payments due until 2030 and had $375.0 million available for borrowing, including up to $150.0 million for the issuance of letters of credit, under the 2028 Credit Agreement as of April 30, 2026. See below and "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the 2028 Credit Agreement and the 8.375% Second Lien Notes due 2030.

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

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$75.0	$155.9
Capital expenditures	$(100.9)	$(100.2)

During the three months ended March 31, 2026, we generated $75.0 million of cash flow from operating activities primarily due to operating income for the period of $20.0 million and other changes in working capital. In addition, we received approximately $8.0 million of U.S. income tax refunds in the current quarter and collected $5.0 million of cash proceeds related to the prior year sale of VALARIS 75. Our primary use of cash was $100.9 million for maintenance and upgrades of our drilling rigs.

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

Based on our current projections, we expect capital expenditures during 2026 to approximate $425.0 million to $475.0 million primarily relating to maintenance and upgrade projects, including contract-specific capital expenditures. Depending on market conditions, contracting activity and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and acquire additional rigs, subject to certain restrictions within the Business Combination Agreement.

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

Investment in ARO and Notes Receivable from ARO

We expect to receive cash from ARO in the future, both from the maturity of our Notes Receivable from ARO and from the distribution of earnings from ARO.

The distribution of earnings to the joint-venture partners is at the discretion of the ARO board of managers, consisting of 50/50 membership of managers appointed by Saudi Aramco and managers appointed by us, with approval required by both shareholders. The timing and amount of any cash distributions to the joint-venture partners cannot be predicted with certainty and will be influenced by various factors, including the liquidity position and capital allocation priorities of ARO. ARO has not made a cash distribution of earnings to its partners since its formation. ARO had cash and cash equivalents of $90.4 million as of March 31, 2026.

The Notes Receivable from ARO, which are governed by the laws of Saudi Arabia, mature during 2027 and 2028. We expect to agree to extend the maturity of the Notes Receivable from ARO to facilitate its capital allocation priorities, in particular its newbuild jackup program. Notwithstanding any extension of the maturity, in the event that ARO is unable to repay the Notes Receivable from ARO when they become due, we would require the prior consent of our joint venture partner to enforce ARO’s payment obligations.

See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on our investment in ARO and Notes Receivable from ARO.

The following table summarizes the maturity schedule of our Notes Receivable from ARO as of March 31, 2026 (in millions):

Maturity Date	Principal Amount
October 2027	$227.3
October 2028	173.4
Total	$400.7

Share Repurchase Program

Our board of directors has authorized a share repurchase program under which we may purchase up to $600.0 million of our outstanding common shares, subject to certain restrictions provided in our debt agreements and the Business Combination Agreement. As of March 31, 2026, we had approximately $175.0 million available for share repurchases pursuant to the Share Repurchase Program. There were no share repurchases under this program during the three months ended March 31, 2026 and 2025. See "Note 9 - Shareholders' Equity" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on our share repurchase program.

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of March 31, 2026, we were contingently liable for an aggregate amount of $35.3 million under outstanding letters of credit, which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirements. As of March 31, 2026, we had collateral deposits in the amount of $15.1 million with respect to these agreements.

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs. The joint venture partners intend for the newbuild jackup rigs to be financed from available cash on hand and from ARO’s operations and/or funds available from third-party financing. The first two newbuild jackups, Kingdom 1 and Kingdom 2, were delivered and commenced operations in 2023 and 2024, respectively. In October 2023, ARO entered into a $359.0 million term loan to finance the remaining payments due upon delivery of the two rigs and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. Our Notes Receivable from ARO are subordinated and junior in right of payment to both ARO’s term loan and credit facility. ARO has a revolving credit facility which provides for borrowings of up to $150.0 million. As of March 31, 2026, there were no amounts outstanding under this facility.

In October 2024 and November 2025, ARO ordered the third and fourth newbuild jackups, Kingdom 3 and Kingdom 4, respectively, for a purchase price of approximately $300.0 million each. ARO paid a 25% down payment from cash on hand in 2024 upon ordering Kingdom 3 and made installment payments aggregating $62.6 million through March 31, 2026 related to the 25% down payment from cash on hand for Kingdom 4, with the remaining down payment balance payable in monthly installments in April and May 2026. ARO expects these newly ordered jackup rigs to be financed from cash on hand or from operations or funds available from third-party financing. In the event ARO has insufficient cash or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Beginning with the delivery of the second newbuild, each partner's commitment is reduced by the lesser of the actual cost of each newbuild rig or $250.0 million, on a proportionate basis. Following the delivery of Kingdom 2, our commitment to fund the newbuild program has been reduced to $1.1 billion. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on ARO.

Tax Assessments

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR117.0 million (approximately $29.0 million converted at current quarter-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount. In order to further contest the assessment, we made payments of approximately $8.0 million and $18.0 million in 2025 and 2024, respectively, for aggregate total payments of $26.0 million. These payments are included within Other assets in the Condensed Consolidated Balance Sheets. We have not recorded a liability for uncertain tax positions as of March 31, 2026, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and will vigorously contest this assessment.

In December 2024, we reached a settlement agreement with the Australian tax authorities regarding tax assessments which related to the examination of certain of our tax returns for the years 2011 through 2016. In connection with this agreement, during the first quarter of 2025, we received refunds (including interest) totaling A$42.0 million (approximately $26.0 million at then-current exchange rates).

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that no longer meet our standards for economic returns. While taking into account certain restrictions on the sales of assets under our debt agreements and within the Business Combination Agreement, as part of our strategy, we may act opportunistically from time to time to monetize assets to enhance shareholder value and improve our liquidity profile, in addition to reduce holding costs by selling or disposing of lower-specification or non-core rigs. See "Note 8 - Debt" to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2025 for additional information on certain restrictions on the sales of assets.
In the fourth quarter of 2025, we approved a plan to retire VALARIS DPS-1, a semisubmersible rig within our Floaters segment, and reclassified the rig from Property and equipment, net to Assets held for sale on our Consolidated Balance Sheets at that time. VALARIS DPS-1 remained classified as held for sale as of March 31, 2026 and was subsequently sold for recycling and removed from service in April 2026 for cash proceeds of $10.1 million.
See "Note 5 – Property and Equipment" to our condensed consolidated financial statements included in “Item 1. Financial Statements” for further information regarding these divestitures.

MARKET RISK

Interest Rate Risk

Our outstanding debt at March 31, 2026 consisted of our $1.1 billion aggregate principal amount of 2030 Second Lien Notes. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates impacting the fair value of the debt.

Our 2028 Credit Agreement provides for commitments permitting borrowings of up to $375.0 million at March 31, 2026. As the interest rates for such borrowings are at variable rates, we are subject to interest rate risk. As of March 31, 2026, we had no outstanding borrowings under the 2028 Credit Agreement.

Our Notes Receivable from ARO bear interest based on the one-year term SOFR rate, set as of the end of the year prior to the applicable year, plus 2.10%. As the Notes Receivable from ARO bear interest on the applicable SOFR rate determined at the end of the preceding year, the rate governing our interest income in 2026 has already been determined. A hypothetical 1% decrease to SOFR would decrease interest income for the year ended December 31, 2026 by $4.0 million based on the principal amount outstanding at March 31, 2026 of $400.7 million.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2025, included in our annual report on Form 10-K filed with the SEC on February 20, 2026. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our condensed consolidated financial statements.

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, income taxes and pension and other post-retirement benefits. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2025.

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

Based on their evaluation as of March 31, 2026, our management, with the participation of our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2017, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.5 million liability related to these matters was included in Accrued liabilities and other on our Condensed Consolidated Balance Sheet as of March 31, 2026 included in "Item 1. Financial Statements."

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

Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the other information presented in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2025, which contains descriptions of significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our board of directors has authorized a share repurchase program of up to $600.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and is subject to compliance with applicable covenants and restrictions under our financing agreements and the Business Combination Agreement. The amount remaining for purchase was approximately $175.0 million as of March 31, 2026.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit Number	Exhibit
2.1
Business Combination Agreement, dated as of February 9, 2026, between Transocean Ltd. and Valaris Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2026, File No. 18097).

+*10.1	2026 Form of Non-Employee Director Award Agreement
+*10.2	2026 Form of RSU Award Agreement
+*10.3	2026 Form of PSU Award Agreement
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included with Exhibit 101 attachments).
*   Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan and arrangement required to be filed as an exhibit pursuant to Item 6 of this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris Limited

Date:	May 5, 2026	/s/ CHRISTOPHER T. WEBER
Christopher T. Weber Senior Vice President and Chief Financial Officer

/s/ MELISSA BARRON
Melissa Barron Controller (principal accounting officer)