Form 10-Q
period 2026-06-30
Valaris Ltd
filed 2026-08-06
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________

Commission File Number 1-8097
 Valaris Limited
(Exact name of registrant as specified in its charter)

Bermuda		98-1589854
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Richmond House, 12 Par-la-Ville Road
Hamilton	Bermuda	HM 08
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:  +44 (0) 20 7659 4660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol(s)	Name of each exchange on which registered
Common Shares, $0.01 par value share	VAL	New York Stock Exchange
Warrants to purchase Common Shares	VAL WS	New York Stock Exchange

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

As of July 30, 2026, there were 69,435,807 Common Shares of the registrant outstanding.

VALARIS LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

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
•disputes over production levels among members of the Organization of Petroleum Exporting Countries and other oil and gas producing nations (“OPEC+”), or changes in the composition of OPEC+, including the withdrawal of member countries, which could result in increased supply and/or volatility in prices for oil and natural gas that could affect the markets for our services;
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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
OPERATING REVENUES
Revenues (exclusive of reimbursable revenues)	$502.3	$572.3	$932.4	$1,150.1
Reimbursable revenues	36.9	42.9	72.2	85.8
Total operating revenues	539.2	615.2	1,004.6	1,235.9
OPERATING EXPENSES
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	380.4	355.2	720.8	729.2
Reimbursable expenses	35.1	40.5	68.1	81.5
Total contract drilling expenses (exclusive of depreciation)	415.5	395.7	788.9	810.7
Depreciation	44.6	35.5	87.3	68.6
General and administrative	27.2	18.8	52.5	43.2
Merger and integration expenses	11.4	—	25.0	—
Other operating (income) loss	—	—	(2.8)	7.8
Total operating expenses	498.7	450.0	950.9	930.3
EQUITY IN EARNINGS (LOSSES) OF ARO	10.6	(1.1)	17.4	1.5
OPERATING INCOME	51.1	164.1	71.1	307.1
OTHER INCOME (EXPENSE)
Interest income	16.3	15.1	33.3	29.5
Interest expense, net	(24.0)	(24.8)	(48.3)	(49.1)
Other, net	37.2	(8.7)	34.9	12.5
Total other income (expense)	29.5	(18.4)	19.9	(7.1)
INCOME BEFORE INCOME TAXES	80.6	145.7	91.0	300.0
PROVISION FOR INCOME TAXES
Current income tax expense	22.4	28.0	41.3	51.7
Deferred income tax expense	11.2	3.5	20.7	173.3
Total provision for income taxes	33.6	31.5	62.0	225.0
NET INCOME	47.0	114.2	29.0	75.0
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.4	0.9	5.0	2.2
NET INCOME ATTRIBUTABLE TO VALARIS	$50.4	$115.1	$34.0	$77.2
EARNINGS PER SHARE
Basic	$0.73	$1.62	$0.49	$1.09
Diluted	$0.72	$1.61	$0.48	$1.08
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	69.3	71.1	69.2	71.1
Diluted	70.4	71.3	70.3	71.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME	$47.0	$114.2	$29.0	$75.0
OTHER COMPREHENSIVE INCOME, NET
Net reclassification adjustment for amounts recognized in net income as a component of net periodic pension benefit	(0.2)	(0.2)	(0.4)	(0.4)
Foreign currency translation adjustments	0.2	1.8	3.4	3.1
NET OTHER COMPREHENSIVE INCOME	—	1.6	3.0	2.7
COMPREHENSIVE INCOME	47.0	115.8	32.0	77.7
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.4	0.9	5.0	2.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO VALARIS	$50.4	$116.7	$37.0	$79.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$541.2	$599.4
Accounts receivable, net	458.1	474.8
Assets held for sale	2.0	6.4
Other current assets	197.4	144.7
Total current assets	1,198.7	1,225.3
PROPERTY AND EQUIPMENT, AT COST	2,826.8	2,598.3
Less accumulated depreciation	593.0	509.5
Property and equipment, net	2,233.8	2,088.8
LONG-TERM NOTES RECEIVABLE FROM ARO	357.2	345.0
INVESTMENT IN ARO	139.2	121.8
DEFERRED TAX ASSETS	1,345.3	1,364.2
OTHER ASSETS	174.2	159.7
Total assets	$5,448.4	$5,304.8
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$416.0	$348.2
Accrued liabilities and other	358.8	343.4
Total current liabilities	774.8	691.6
LONG-TERM DEBT	1,087.6	1,086.0
DEFERRED TAX LIABILITIES	31.5	29.7
OTHER LIABILITIES	336.7	325.8
Total liabilities	2,230.6	2,133.1
COMMITMENTS AND CONTINGENCIES (Note 11)
VALARIS SHAREHOLDERS' EQUITY
Common Shares, $0.01 par value, 700.0 shares authorized, 76.5 and 76.4 shares issued, 69.3 and 69.2 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	0.8	0.8
Preference shares, $0.01 par value, 150.0 shares authorized, no shares issued as of June 30, 2026 and December 31, 2025	—	—
Stock warrants	16.4	16.4
Additional paid-in capital	1,149.0	1,134.9
Retained earnings	2,415.7	2,381.7
Accumulated other comprehensive income	63.9	60.9
Treasury shares, at cost, 7.2 shares as of June 30, 2026 and December 31, 2025	(425.1)	(425.1)
Total Valaris shareholders' equity	3,220.7	3,169.6
NONCONTROLLING INTERESTS	(2.9)	2.1
Total shareholders' equity	3,217.8	3,171.7
Total liabilities and shareholders' equity	$5,448.4	$5,304.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$29.0	$75.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	87.3	68.6
Net gain on sale of property	(36.1)	(27.9)
Deferred income tax expense	20.7	173.3
Equity in earnings of ARO	(17.4)	(1.5)
Share-based compensation expense	15.6	11.6
Accretion of discount on Notes Receivable from ARO	(12.2)	(12.3)
Recovery of bad debt expense	(11.4)	(0.1)
Other operating (income) loss	(2.8)	7.8
Changes in deferred costs	(30.2)	4.3
Changes in contract assets	(7.5)	(0.3)
Changes in contract liabilities	6.9	(33.4)
Other	1.9	4.5
Changes in operating assets and liabilities	51.7	14.6
Contributions to pension plans and other post-retirement benefits	(7.4)	(8.3)
Net cash provided by operating activities	88.1	275.9
INVESTING ACTIVITIES
Additions to property and equipment	(206.4)	(167.4)
Proceeds from disposition of assets	60.3	27.6
Net cash used in investing activities	(146.1)	(139.8)
FINANCING ACTIVITIES
Other	(1.5)	(0.4)
Net cash used in financing activities	(1.5)	(0.4)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(59.5)	135.7
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	617.5	380.5
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$558.0	$516.2

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

Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026, or for any future period. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 20, 2026 (our "Annual Report").

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

In connection with the Business Combination, we incurred professional fees and other costs of $11.4 million and $25.0 million for the three and six months ended June 30, 2026, respectively, which are included within Merger and integration expenses in the Condensed Consolidated Statements of Operations.

Summary of Significant Accounting Policies

Please refer to "Note 1. Description of the Business and Summary of Significant Accounting Policies" of our Consolidated Financial Statements from our Annual Report for the discussion of our significant accounting policies. Certain previously reported amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

Accounting Pronouncements to be Adopted

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures - In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("Update 2024-03"), which requires companies to disclose additional information for certain relevant expense categories in the Statements of Operations and within the notes to the financial statements. Update 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted and can be applied either prospectively to financial statements issued for reporting periods after the effective date, or retrospectively to prior periods which are presented in the financial statements. We are currently assessing the impact of the requirements on our condensed consolidated financial statements and disclosures, but do not expect the adoption of Update 2024-03 to result in a change in recognition or measurement of expenses within our consolidated financial statements.

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

The remaining duration of our drilling contracts based on those in place as of June 30, 2026 was between approximately 1 month and 4 years.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	June 30, 2026	December 31, 2025
Current contract assets	$9.5	$4.3
Noncurrent contract assets	$15.1	$12.8
Current contract liabilities (deferred revenues)	$117.5	$87.7
Noncurrent contract liabilities (deferred revenues)	$74.0	$63.2

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2025	$17.1	$150.9
Revenue recognized in advance of right to bill customer	10.6	—
Increase due to revenue deferred during the period	—	101.6
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(47.2)
Decrease due to amortization of deferred revenue added during the period	—	(13.8)
Decrease due to transfer to receivables and payables during the period	(3.1)	—
Balance as of June 30, 2026	$24.6	$191.5

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Deferred contract costs are included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $68.0 million and $36.6 million as of June 30, 2026 and December 31, 2025, respectively. During the three and six months ended June 30, 2026, amortization of such costs totaled $18.9 million and $32.5 million, respectively. During the three and six months ended June 30, 2025, amortization of such costs totaled $8.8 million and $21.6 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $6.4 million and $7.6 million as of June 30, 2026 and December 31, 2025, respectively. During the three and six months ended June 30, 2026, amortization of such costs totaled $1.8 million and $3.7 million, respectively. During the three and six months ended June 30, 2025, amortization of such costs totaled $2.2 million and $4.4 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

The table below reflects the expected future amortization of our contract liabilities and deferred costs recorded as of June 30, 2026. In the case of our contract liabilities related to our bareboat charter arrangements with ARO, the contract liability is not amortized and as such, the amount is reflected in the table below at the end of the current lease term. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

	(In millions)
	Remaining 2026	2027	2028	2029 and Thereafter	Total
Amortization of contract liabilities	$61.7	$76.1	$17.1	$36.6	$191.5
Amortization of deferred costs	$34.4	$32.3	$7.3	$0.4	$74.4

Note 3 -Equity Method Investment in ARO

Background

ARO is a 50/50 unconsolidated joint venture between the Company and Saudi Aramco that owns and operates jackup drilling rigs in Saudi Arabia. As of June 30, 2026, ARO owned nine jackup rigs, had ordered two newbuild jackup rigs and leased seven rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
50% interest in ARO net income (loss) (1)	$7.4	$(4.3)	$11.1	$(4.8)
Amortization of basis differences	3.2	3.2	6.3	6.3
Equity in earnings (losses) of ARO	$10.6	$(1.1)	$17.4	$1.5
(1) The 50% interest in ARO net income for the three and six months ended June 30, 2026 includes the recognition of $14.3 million in additional income, which represents our proportionate share of adjustments recorded by ARO during the completion of its 2025 financial statements subsequent to the issuance of our Annual Report.

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements are included within Revenues (exclusive of reimbursable revenues) and revenues related to certain reimbursable expenses in accordance with the Lease Agreements are recognized within Reimbursable revenues in our Condensed Consolidated Statements of Operations and were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues (exclusive of reimbursable revenues) from Lease Agreements	$14.8	$16.9	$33.3	$30.4
Reimbursable revenues from Lease Agreements	3.1	—	10.2	—
Total operating revenues from Lease Agreements	$17.9	$16.9	$43.5	$30.4

Our balances related to the ARO lease agreements were as follows (in millions):

	June 30, 2026	December 31, 2025
Accounts receivable	$34.1	$47.8
Contract assets (1)	$0.6	$2.0
Contract liabilities (1)	$26.2	$16.3
Accounts payable (1)	$64.1	$61.8

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

The principal amount and discount of the Notes Receivable from ARO were as follows (in millions):

	June 30, 2026	December 31, 2025
Principal amount	$400.7	$400.7
Discount	(43.5)	(55.7)
Carrying value	$357.2	$345.0

Interest receivable (1) (2)	$11.1	$—

(1)Our interest receivable from ARO is included in Accounts receivable, net in our Condensed Consolidated Balance Sheets.
(2)The 2025 interest on the Notes Receivable from ARO of approximately $24.1 million was paid in kind in December 2025 by increasing the principal balance of the Notes Receivable from ARO.

Interest income earned on the Notes Receivable from ARO was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$5.6	$4.0	$11.1	$8.0
Non-cash amortization (1)	6.1	6.2	12.2	12.3
Total interest income on the Notes Receivable from ARO	$11.7	$10.2	$23.3	$20.3

(1)Represents the amortization of the discount on the Notes Receivable from ARO using the effective interest method to interest income over the term of the notes.

Note 4 -Fair Value Measurements

The carrying values and estimated fair values of certain of our financial instruments were as follows (in millions):

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2030 Second Lien Notes (1)	$1,087.6	$1,142.9	$1,086.0	$1,144.9
Notes Receivable from ARO (2)	$357.2	$409.5	$345.0	$403.8

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

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of June 30, 2026 and December 31, 2025.

Note 5 -Property and Equipment

Property and equipment consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Drilling rigs and equipment	$2,082.0	$1,958.8
Work-in-progress	695.4	590.3
Other	49.4	49.2
Total property and equipment, at cost	$2,826.8	$2,598.3

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

Assets Held for Sale

In May 2026, we entered into an agreement to sell VALARIS 109, a rig within our Jackups segment, for cash proceeds of $34.0 million, subject to certain customary closing conditions. In accordance with this agreement, we received a cash deposit of $3.4 million in June 2026. In July 2026, we completed the sale of VALARIS 109, received the remaining cash proceeds and recognized a pre-tax gain of approximately $31.0 million during the third quarter of 2026.

In connection with the sale, we reclassified the $2.0 million carrying value of VALARIS 109 as of June 30, 2026 from Property and equipment, net to Assets held for sale on our Condensed Consolidated Balance Sheets during the second quarter of 2026.

Assets Sold

Sale of VALARIS 104

In April 2026, we entered into an agreement to sell VALARIS 104, a rig within our Jackups segment, for alternative use. The rig was sold for cash proceeds of $40.0 million, resulting in the recognition of a pre-tax gain of $36.6 million during the three months ended June 30, 2026.

Sale of VALARIS DPS-1

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

Assets held for sale are remeasured at each reporting period for changes in estimated fair value less costs to sell, however, any related gains recognized cannot exceed the previous impairment losses taken for the specified disposal group. As such, we reassessed the fair value of VALARIS DPS-1 during the first quarter of 2026 utilizing a market approach based on a preliminary sale agreement, which was considered a Level 3 input due to the level of estimation involved since the sale had not yet been completed at the time of our analysis. In connection with this, we recognized a $2.8 million gain on remeasurement of our asset held for sale during the first quarter of 2026.

In the second quarter of 2026, VALARIS DPS-1 was sold for recycling and removed from service for total cash proceeds of $10.1 million. No additional gain or loss was recognized upon completion of this sale.

Sale of Other Retired Semis

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

Note 6 -Pension and Other Post-retirement Benefits

We have defined-benefit pension plans and retiree medical plans that provide post-retirement health and life insurance benefits.

The components of net periodic pension and retiree medical (income) loss were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest cost	$7.4	$7.8	$14.8	$15.4
Expected return on plan assets	(8.1)	(7.3)	(16.2)	(14.5)
Amortization of net gain	(0.2)	(0.2)	(0.4)	(0.4)
Net periodic pension and retiree medical (income) loss (1)	$(0.9)	$0.3	$(1.8)	$0.5

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

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three and six months ended June 30, 2026 and 2025 (in millions), except per share amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income attributable to our shares	$50.4	$115.1	$34.0	$77.2
Weighted average shares outstanding:
Basic	69.3	71.1	69.2	71.1
Effect of stock equivalents	1.1	0.2	1.1	0.2
Diluted	70.4	71.3	70.3	71.3

EARNINGS PER SHARE:
Basic	$0.73	$1.62	$0.49	$1.09
Diluted	$0.72	$1.61	$0.48	$1.08

Anti-dilutive share awards totaling 60,000 and 80,000 were excluded from the computation of diluted EPS for the three and six months ended June 30, 2026, respectively.

Anti-dilutive shares totaling 255,000 and 274,000 were excluded from the computation of diluted EPS for the three and six months ended June 30, 2025, respectively.

We had 5,470,758 warrants outstanding (the "Warrants") as of June 30, 2026 to purchase common shares of Valaris Limited (the "Common Shares"), which are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant and expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders. These Warrants are anti-dilutive for all periods presented.

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

As of June 30, 2026, we were in compliance in all material respects with our covenants under the Indenture.

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

As of June 30, 2026, we were in compliance in all material respects with our covenants under the 2028 Credit Agreement. We had no amounts outstanding under the 2028 Credit Agreement as of June 30, 2026.

Note 9 -Shareholders' Equity

Activity in our various shareholders' equity accounts for the three and six months ended June 30, 2026 and 2025 were as follows (in millions):

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2025	76.4	$0.8	$1,134.9	$16.4	$2,381.7	$60.9	$(425.1)	$2.1
Net loss	—	—	—	—	(16.4)	—	—	(1.6)
Share-based compensation cost	—	—	6.4	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.1	—	—	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(1.4)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	3.2	—	—
BALANCE, March 31, 2026	76.5	$0.8	$1,139.9	$16.4	$2,365.3	$63.9	$(425.1)	$0.5
Net income (loss)	—	—	—	—	50.4	—	—	(3.4)
Share-based compensation cost	—	—	9.2	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.1)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	0.2	—	—
BALANCE, June 30, 2026	76.5	$0.8	$1,149.0	$16.4	$2,415.7	$63.9	$(425.1)	$(2.9)

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2024	76.2	$0.8	$1,113.3	$16.4	$1,398.9	$34.2	$(325.1)	$5.8
Net loss	—	—	—	—	(37.9)	—	—	(1.3)
Share-based compensation cost	—	—	5.6	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.1	—	—	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.3)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	1.3	—	—
BALANCE, March 31, 2025	76.3	$0.8	$1,118.6	$16.4	$1,361.0	$35.3	$(325.1)	$4.5
Net income (loss)	—	—	—	—	115.1	—	—	(0.9)
Share-based compensation cost	—	—	6.0	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Foreign currency translation adjustments	—	—	—	—	—	1.8	—	—
BALANCE, June 30, 2025	76.3	$0.8	$1,124.6	$16.4	$1,476.1	$36.9	$(325.1)	$3.6

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

There were no share repurchases during each of the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, we had approximately $175.0 million available for share repurchases pursuant to the Share Repurchase Program.

Note 10 -Income Taxes

We calculate our tax provision by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items. The consolidated effective tax rate for the three and six months ended June 30, 2026, excluding the impact of discrete tax items, was 19.8% and 21.7%, respectively. The discrete tax benefit for these periods primarily related to the resolution of prior period matters.

The consolidated effective tax rate for the three and six months ended June 30, 2025, excluding the impact of discrete tax items, was 15.2%. The discrete tax items for the six months ended June 30, 2025, primarily related to the establishment of the valuation allowance on deferred tax assets. During the first quarter of 2025, we recognized $168.8 million of deferred tax expense related to the establishment of this valuation allowance, which resulted from a change in estimated future taxable income in a certain operating jurisdiction in connection with the retirement of the Retired Semis. We intend to maintain this valuation allowance until there is sufficient evidence to support a reversal of the allowance. The timing and amount of future valuation allowance reductions are subject to future levels of contracting and profitability achieved or by the expiration of the related deferred tax assets. See "Note 5 - Property and Equipment" for further disclosure regarding the Retired Semis.

Malaysia Tax Assessment

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR117.0 million (approximately $29.0 million converted at current quarter-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount. In order to further contest the assessment, we made payments of approximately $8.0 million and $18.0 million in the first quarter of 2025 and in 2024, respectively, for aggregate total payments of $26.0 million. These payments are included within Other assets in the Condensed Consolidated Balance Sheets. We have not recorded a liability for uncertain tax positions as of June 30, 2026, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and will vigorously contest this assessment.

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

Note 11 -Contingencies

ARO Newbuild Funding Obligations

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs. The joint venture partners intend for the newbuild jackup rigs to be financed out of available cash on hand and from ARO's operations and/or funds available from third-party financing. The first two newbuild jackups, Kingdom 1 and Kingdom 2, were delivered and commenced operations in 2023 and 2024, respectively. In October 2024 and November 2025, ARO ordered the third and fourth newbuild jackups, Kingdom 3 and Kingdom 4, respectively, for a purchase price of approximately $300.0 million each. ARO paid a 25% down payment from cash on hand for Kingdom 3 and Kingdom 4. The final payment for each rig will be due upon delivery.

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

Letters of Credit and Surety Bonds

In the ordinary course of business with customers and others, we have entered into letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit and surety bonds outstanding as of June 30, 2026 totaled $111.4 million and are issued under facilities provided by various banks and other financial institutions, but none were issued under the 2028 Credit Agreement. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirements. As of June 30, 2026, we had collateral deposits in the amount of $15.1 million with respect to these agreements.

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

Segment information for the three and six months ended June 30, 2026 and 2025 are presented below (in millions):
Three Months Ended June 30, 2026

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$279.0	$183.4	$126.9	$39.9	$(126.9)	$502.3
Reimbursable revenues	11.0	13.8	—	12.1	—	36.9
Total operating revenues	290.0	197.2	126.9	52.0	(126.9)	539.2
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	167.9	143.9	71.6	27.4	(30.4)	380.4
Reimbursable expenses	10.5	12.7	—	11.9	—	35.1
Total contract drilling expenses (exclusive of depreciation)	178.4	156.6	71.6	39.3	(30.4)	415.5
Depreciation	17.2	16.2	22.0	6.1	(16.9)	44.6
General and administrative	—	—	10.6	—	16.6	27.2
Merger and integration expenses	—	—	—	—	11.4	11.4
Total operating expenses	195.6	172.8	104.2	45.4	(19.3)	498.7
Equity in earnings of ARO	—	—	—	—	10.6	10.6
Operating income	$94.4	$24.4	$22.7	$6.6	$(97.0)	$51.1
Property and equipment, net	$1,320.2	$636.3	$1,270.4	$224.1	$(1,217.2)	$2,233.8
Capital expenditures	$58.4	$21.6	$39.3	$24.1	$(37.9)	$105.5

Three Months Ended June 30, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$319.7	$212.0	$139.9	$40.6	$(139.9)	$572.3
Reimbursable revenues	7.2	26.0	—	9.7	—	42.9
Total operating revenues	326.9	238.0	139.9	50.3	(139.9)	615.2
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	176.3	124.3	96.4	17.4	(59.2)	355.2
Reimbursable expenses	6.7	24.3	—	9.5	—	40.5
Total contract drilling expenses (exclusive of depreciation)	183.0	148.6	96.4	26.9	(59.2)	395.7
Depreciation	14.6	14.6	28.7	2.8	(25.2)	35.5
General and administrative	—	—	6.6	—	12.2	18.8
Total operating expenses	197.6	163.2	131.7	29.7	(72.2)	450.0
Equity in losses of ARO	—	—	—	—	(1.1)	(1.1)
Operating income	$129.3	$74.8	$8.2	$20.6	$(68.8)	$164.1
Property and equipment, net	$1,183.3	$643.4	$1,214.9	$133.6	$(1,153.6)	$2,021.6
Capital expenditures	$25.2	$39.8	$14.1	$—	$(11.9)	$67.2

Six Months Ended June 30, 2026

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$471.6	$379.2	$254.3	$81.6	$(254.3)	$932.4
Reimbursable revenues	16.0	28.2	—	28.0	—	72.2
Total operating revenues	487.6	407.4	254.3	109.6	(254.3)	1,004.6
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	318.5	272.7	146.7	50.1	(67.2)	720.8
Reimbursable expenses	15.4	25.9	—	26.8	—	68.1
Total contract drilling expenses (exclusive of depreciation)	333.9	298.6	146.7	76.9	(67.2)	788.9
Depreciation	32.9	32.7	46.9	12.3	(37.5)	87.3
General and administrative	—	—	17.7	—	34.8	52.5
Merger and integration expenses	—	—	—	—	25.0	25.0
Other operating income	(2.8)	—	—	—	—	(2.8)
Total operating expenses	364.0	331.3	211.3	89.2	(44.9)	950.9
Equity in earnings of ARO	—	—	—	—	17.4	17.4
Operating income	$123.6	$76.1	$43.0	$20.4	$(192.0)	$71.1
Property and equipment, net	$1,320.2	$636.3	$1,270.4	$224.1	$(1,217.2)	$2,233.8
Capital expenditures	$113.7	$44.6	$71.6	$46.6	$(70.1)	$206.4

Six Months Ended June 30, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$675.7	$397.9	$274.6	$76.5	$(274.6)	$1,150.1
Reimbursable revenues	16.1	53.7	—	16.0	—	85.8
Total operating revenues	691.8	451.6	274.6	92.5	(274.6)	1,235.9
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	380.3	241.0	182.0	33.4	(107.5)	729.2
Reimbursable expenses	15.0	50.7	—	15.8	—	81.5
Total contract drilling expenses (exclusive of depreciation)	395.3	291.7	182.0	49.2	(107.5)	810.7
Depreciation	28.8	27.3	58.2	5.6	(51.3)	68.6
General and administrative	—	—	12.9	—	30.3	43.2
Other operating loss	7.8	—	—	—	—	7.8
Total operating expenses	431.9	319.0	253.1	54.8	(128.5)	930.3
Equity in earnings of ARO	—	—	—	—	1.5	1.5
Operating income	$259.9	$132.6	$21.5	$37.7	$(144.6)	$307.1
Property and equipment, net	$1,183.3	$643.4	$1,214.9	$133.6	$(1,153.6)	$2,021.6
Capital expenditures	$52.2	$110.0	$22.1	$—	$(16.9)	$167.4

Information about Geographic Areas

As of June 30, 2026, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris	ARO
Middle East & Africa	4	5	7	16	9
Europe	4	11	—	15	—
North & South America	5	3	—	8	—
Asia & Pacific Rim	1	3	—	4	—
Held for sale(1)	—	1	—	1	—
Total	14	23	7	44	9

(1)VALARIS 109 was classified as held for sale and is preservation stacked in Africa as of June 30, 2026. See "Note 5 - Property and Equipment" for more information.

We provide management services in the Gulf of America on two rigs owned by a third party not included in the table above.

ARO ordered two newbuild jackups, Kingdom 3 and Kingdom 4, which are under construction in the Middle East and are not included in the table above.

Note 13 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Trade	$427.4	$424.1
Income tax receivables(1)	6.4	49.8
Other	28.6	15.8
	462.4	489.7
Allowance for doubtful accounts(2)	(4.3)	(14.9)
	$458.1	$474.8

(1)We received U.S. income tax refunds totaling approximately $43.0 million during the six months ended June 30, 2026.
(2)During the second quarter of 2026, we recognized an $11.7 million reversal of previously recognized bad debt expense in connection with a favorable legal settlement resulting in the collection of outstanding customer invoices from 2020.

Other current assets consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Prepaid taxes	$75.2	$58.2
Deferred costs	54.5	37.7
Prepaid expenses	24.5	13.3
Other	43.2	35.5
	$197.4	$144.7

Accrued liabilities and other consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Current contract liabilities (deferred revenues)	$117.5	$87.7
Income and other taxes payable	80.5	73.9
Personnel costs	67.5	81.6
Lease liabilities	30.7	35.6
Accrued claims	16.0	21.3
Accrued interest	15.4	15.4
Other	31.2	27.9
	$358.8	$343.4

Other liabilities consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Unrecognized tax benefits (inclusive of interest and penalties)	$137.8	$136.2
Noncurrent contract liabilities (deferred revenues)	74.0	63.2
Pension and other post-retirement benefits	59.5	68.3
Lease liabilities	47.2	37.3
Other	18.2	20.8
	$336.7	$325.8

Condensed Consolidated Statements of Operations Information

Other, net consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net gain on sale of property	$37.7	$0.8	$36.1	$27.9
Net foreign currency exchange losses	(1.7)	(9.1)	(3.4)	(14.3)
Net periodic pension and retiree medical income (loss)	0.9	(0.3)	1.8	(0.5)
Other income (expense)	0.3	(0.1)	0.4	(0.6)
	$37.2	$(8.7)	$34.9	$12.5

Condensed Consolidated Statement of Cash Flows Information

The following table provides a reconciliation of the amount of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown within the Condensed Consolidated Statements of Cash Flows (in millions):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$541.2	$599.4
Restricted cash—current (1)	6.1	7.0
Restricted cash—non-current (1)	10.7	11.1
	$558.0	$617.5
(1)Restricted cash consists primarily of collateral on letters of credit of $15.1 million and $16.3 million as of June 30, 2026 and December 31, 2025, respectively. Restricted cash—current is included in Other current assets and Restricted cash—non-current is included in Other assets in our Condensed Consolidated Balance Sheets. See "Note 11 - Contingencies" for more information regarding our letters of credit.

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

Customer Concentration - Consolidated revenues with customers that individually contributed 10% or more of revenue in either of the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended
	June 30, 2026				June 30, 2025
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
BP plc ("BP")	5%	6%	7%	18%	3%	3%	5%	11%
Petróleo Brasileiro S.A. ("Petrobras")	16%	—%	—%	16%	13%	—%	—%	13%
Azule Energy ("Azule")	9%	4%	—%	13%	7%	3%	—%	10%
Equinor ASA ("Equinor")	10%	—%	—%	10%	6%	—%	—%	6%
Other customers (1)	14%	26%	3%	43%	24%	33%	3%	60%
	54%	36%	10%	100%	53%	39%	8%	100%

	Six Months Ended
	June 30, 2026				June 30, 2025
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Petrobras	16%	—%	—%	16%	13%	—%	—%	13%
BP	3%	5%	6%	14%	4%	3%	5%	12%
Azule	9%	5%	—%	14%	7%	2%	—%	9%
Equinor	6%	—%	—%	6%	7%	—%	—%	7%
Other customers (1)	15%	31%	4%	50%	25%	32%	2%	59%
	49%	41%	10%	100%	56%	37%	7%	100%

(1)Other customers includes customers that individually contributed to less than 10% of our total revenues.

Geographic Concentration - For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues for locations that individually had 10% or more of revenue were as follows (in millions):

	Three Months Ended
	June 30, 2026				June 30, 2025
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Brazil	$138.3	$—	$—	$138.3	$154.2	$—	$—	$154.2
Angola	74.1	23.5	—	97.6	42.3	21.3	—	63.6
United Kingdom	—	93.6	—	93.6	—	97.8	—	97.8
Gulf of America	40.6	1.0	33.2	74.8	65.7	—	32.8	98.5
Australia	—	16.0	—	16.0	38.0	40.1	—	78.1
Other countries (1)	37.0	63.1	18.8	118.9	26.7	78.8	17.5	123.0
	$290.0	$197.2	$52.0	$539.2	$326.9	$238.0	$50.3	$615.2

	Six Months Ended
	June 30, 2026				June 30, 2025
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Brazil	$224.1	$—	$—	$224.1	$318.2	$—	$—	$318.2
United Kingdom	—	194.1	—	194.1	—	198.5	—	198.5
Angola	144.7	46.8	—	191.5	84.5	25.6	—	110.1
Gulf of America	81.8	1.0	64.4	147.2	131.1	—	60.8	191.9
Australia	—	32.2	—	32.2	77.6	85.6	—	163.2
Other countries (1)	37.0	133.3	45.2	215.5	80.4	141.9	31.7	254.0
	$487.6	$407.4	$109.6	$1,004.6	$691.8	$451.6	$92.5	$1,235.9

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

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. Our fleet of offshore drilling rigs is among the largest in the world and includes one of the highest specification ultra-deepwater fleets, as well as a leading premium jackup fleet. As of August 6, 2026, we own 43 rigs, including 13 drillships, one semisubmersible rig, 29 jackup rigs and a 50% equity interest in ARO, our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional nine rigs.

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

Our Industry

The offshore drilling industry is cyclical and primarily influenced by global energy demand, oil and gas supply dynamics, geopolitical factors and customer capital allocation decisions. Periods of oil oversupply generally place downward pressure on commodity prices, while periods of undersupply can result in higher and more volatile oil prices, influencing investment decisions across the upstream sector. While the oil market began the year in a period of oversupply, the on-going conflicts in the Middle East have reduced supply and increased uncertainty and volatility in global energy markets. The conflicts have also reinforced the strategic importance of energy security and market participants generally expect the global oil and gas market to tighten over the next few years, driven by past underinvestment in upstream development and slowing production growth from non-OPEC sources. Industry studies, including those published by the International Energy Agency and the U.S. Energy Information Administration, indicate that substantial upstream investment is required to offset natural field declines and maintain existing production levels.

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

Conflicts in the Middle East

Our operations and assets located in the Middle East have recently been subject to elevated geopolitical risk due to ongoing conflicts and military activity in the region. As a result, our operating income was negatively impacted by approximately $30.0 million and $38.0 million for the three and six months ended June 30, 2026, respectively, primarily associated with incremental costs to maintain insurance coverage for war-related risks for jackups that we operate in the region (approximately $11.0 million and $19.0 million for the three and six months ended June 30, 2026, respectively) and incremental costs and lower revenues associated with project delays for VALARIS 250 and VALARIS 116 (approximately $14.0 million for both the three and six months ended June 30, 2026), which were undergoing planned maintenance and contract preparation projects in shipyards located in the region during the first half of 2026. Based on information currently available, we expect these adverse impacts to moderate in the second half of 2026 as VALARIS 250 recommenced its bareboat charter contract in July and VALARIS 116 is expected to recommence its bareboat charter in the third quarter. In addition, insurance costs to maintain war-related coverage are expected to be lower than those incurred in the first half of the year primarily due to the sale of VALARIS 104 and lower premiums from securing longer term coverage.

The geopolitical environment in the Middle East remains volatile, and if the ongoing conflicts persist or escalate, including an expansion of hostilities, the negative impact on our operating income could be significantly higher than amounts incurred to date and could also adversely affect the operating performance of ARO. An escalation of conflict could result in additional military actions, economic sanctions or other governmental measures, including disruptions to regional ports or further restrictions on maritime traffic through key waterways such as the Strait of Hormuz. Continued disruptions or closures affecting the Strait of Hormuz, through which a substantial portion of the region’s maritime traffic and energy‑related logistics transit, could materially affect our ability, and that of ARO, to mobilize assets, transport personnel and supplies, or perform drilling and related services in a timely and cost‑effective manner.

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

The following table summarizes our and 100% of ARO's contract backlog of business as of August 5, 2026 and February 17, 2026 (in millions):

	August 5, 2026	February 17, 2026
Floaters (1)	$3,016.3	$3,030.8
Jackups (2)	1,133.4	1,125.8
Other (3)	435.5	515.7
Total	$4,585.2	$4,672.3
ARO	$1,834.1	$2,011.3
(1)The decrease for Floaters is primarily due to revenues realized, partially offset by a contract extension for VALARIS DS-4, which resulted in incremental aggregate backlog of approximately $426.0 million.
(2)The increase for Jackups is primarily due to a 41-well contract for VALARIS 248, with an estimated duration of approximately three years, and a two-year contract extension for VALARIS 115, which resulted in incremental aggregate backlog of approximately $140.0 million and $78.0 million, respectively, partially offset by revenues realized.
(3)Other includes the backlog for our managed rig services and the bareboat charter backlog for the jackup rigs leased to ARO in order for ARO to fulfill certain of its drilling contracts with Saudi Aramco.

BUSINESS ENVIRONMENT

Floaters

Within the floater segment, utilization for the global marketed drillship fleet was approximately 88% as of June 30, 2026 and included 11 drillships across the industry which were not working at quarter-end due to gaps between contracts. Market conditions are expected to improve as these rigs commence new contracts during 2026 or in early 2027, including two Valaris drillships that are scheduled to return to work this year following idle periods between contracts. Some customers continue to favor more technically capable and efficient assets, particularly to support complex deepwater developments. Seventh-generation drillships may be preferred and have achieved higher utilization and stronger day rates relative to older assets, a trend that is expected to continue. We believe we are well positioned with 12 of 13 of our drillships being seventh-generation units, although we continue to face competition from other types of floaters, including those of older generations.

Utilization for benign environment semisubmersibles, such as the remaining semisubmersible in our active fleet, continues to be lower than for drillships. In response to this environment, we retired three benign environment semisubmersibles in 2025 and sold VALARIS DPS-1 for recycling in April 2026.

From a supply perspective, rig attrition over the past decade has resulted in a reduced global floater fleet to meet customer demand. The supply of benign environment floaters, such as those in our fleet, has decreased by more than 45% from a peak of approximately 280 rigs in 2014 to 150 rigs as of June 30, 2026. This decrease is primarily attributable to rig retirements, including 15 benign environment floaters retired since the beginning of 2025. Further, given the expected high construction cost and lack of shipyard capacity, we do not believe that current market conditions are supportive of floater newbuild construction.

Jackups

Global jackup utilization remained solid at approximately 88% as of June 30, 2026, driven primarily by demand from national oil companies focused on energy security and infrastructure development. For example, seven previously suspended jackups have resumed operations with Saudi Aramco so far this year, with two additional rigs expected to recommence operations during the remainder of 2026. In addition, there are other ongoing multi-rig tenders in the Middle East, which should further support the supply and demand balance of the global jackup fleet. Meanwhile, ongoing conflicts in the Middle East have disrupted offshore operations in certain parts of the region, and although activity has largely resumed, uncertainty remains regarding when operating conditions will fully normalize, which may impact the timing of work programs associated with these tenders.

From a supply perspective, as of June 30, 2026, there were 490 jackups in the global fleet, with 28% of the current jackup fleet being more than 40 years of age with limited useful lives remaining. Further, we believe that some of the jackups that are currently idle are not competitive, either due to their age or the length of time stacked. Expenditures required to reactivate some of these rigs may prove cost prohibitive and drilling contractors may instead elect to scrap certain rigs.

RESULTS OF OPERATIONS

Management believes the comparison of the most recently completed quarter to the immediately preceding quarter provides more relevant information needed to understand and analyze the business. As such, as permitted under applicable SEC rules, we have elected to discuss any material changes in our results of operations by including a comparison of our most recently completed fiscal quarter ended June 30, 2026 (the "current quarter") to the immediately preceding fiscal quarter ended March 31, 2026 (the "preceding quarter"). We also discuss any material changes in our results of operations for the six months ended June 30, 2026 (the "current year period") compared to the corresponding period of the preceding fiscal year (the "prior year period"), as required under the applicable SEC rules.

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

Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026

The following table summarizes our Condensed Consolidated Results of Operations for the three months ended June 30, 2026 and March 31, 2026 (in millions, except percentages):

	Three Months Ended		Change	% Change
	June 30, 2026	March 31, 2026
Operating revenues
Revenues (exclusive of reimbursable revenues)	$502.3	$430.1	$72.2	17%
Reimbursable revenues	36.9	35.3	1.6	5%
Total operating revenues	539.2	465.4	73.8	16%
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	380.4	340.4	40.0	12%
Reimbursable expenses	35.1	33.0	2.1	6%
Total contract drilling expenses (exclusive of depreciation)	415.5	373.4	42.1	11%
Depreciation	44.6	42.7	1.9	4%
General and administrative	27.2	25.3	1.9	8%
Merger and integration expenses	11.4	13.6	(2.2)	(16)%
Other operating income	—	(2.8)	2.8	NM
Total operating expenses	498.7	452.2	46.5	10%
Equity in earnings of ARO	10.6	6.8	3.8	56%
Operating income	51.1	20.0	31.1	156%
Other income (expense), net	29.5	(9.6)	39.1	NM
Provision for income taxes	33.6	28.4	5.2	18%
Net income (loss)	47.0	(18.0)	65.0	(361)%
Net loss attributable to noncontrolling interests	3.4	1.6	1.8	113%
Net income (loss) attributable to Valaris	$50.4	$(16.4)	$66.8	NM
NM - Not meaningful

Revenues increased in the current quarter compared to the preceding quarter, partially driven by incremental revenues of $84.4 million from VALARIS DS-17, VALARIS DS-12 and VALARIS DS-10, all of which commenced new contracts since late in the first quarter of 2026. For the remaining fleet, we had a net decrease of $4.6 million from fewer operating days compared to the preceding quarter, largely attributable to downtime for repairs, scheduled maintenance and contract upgrades for certain rigs during the current quarter.

Contract drilling expense increased in the current quarter compared to the preceding quarter, primarily due to incremental operating costs of $24.9 million for VALARIS DS-17, VALARIS DS-12 and VALARIS DS-10. For the remaining fleet, we had a $22.1 million increase in repair and maintenance costs, primarily driven by planned maintenance and contract preparation projects, including those associated with VALARIS 250, VALARIS 116 and VALARIS 117, and unplanned leg repairs on VALARIS 106 during the current quarter. We also had a $3.0 million increase in insurance expenses primarily due to a full quarter of higher costs to maintain coverage for war-related risks for certain rigs within our Jackups which are located in the Middle East. These increases were partially offset by an $11.7 million non-recurring reversal of previously recognized bad debt expense during the current quarter in connection with a favorable legal settlement resulting in the collection of outstanding customer invoices from 2020.

Merger and integration expenses were $11.4 million for the current quarter and primarily related to professional fees incurred in connection with the pending Business Combination.

Equity in earnings of ARO increased compared to the preceding quarter, primarily due to the recognition of $14.3 million in additional income, which represents our proportionate share of adjustments recorded by ARO during the completion of its 2025 financial statements subsequent to the issuance of our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 20, 2026 (our "Annual Report"). See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding our investment in ARO.

Other income (expense), net, increased primarily due to the recognition of a $36.6 million pre-tax gain in the current quarter related to the sale of VALARIS 104.

The consolidated effective tax rate, excluding the impact of discrete tax items, for the current quarter and preceding quarter was 19.8% and 25.4%, respectively. Discrete tax items during the current quarter were primarily related to the resolution of prior period matters. Discrete tax items during the preceding quarter were primarily related to the resolution of prior period matters, partially offset by changes in liabilities for unrecognized tax benefits with tax positions taken in prior years.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table summarizes our Condensed Consolidated Results of Operations for the six months ended June 30, 2026 and 2025 (in millions, except percentages):

	Six Months Ended		Change	% Change
	June 30, 2026	June 30, 2025
Operating revenues
Revenues (exclusive of reimbursable revenues)	$932.4	$1,150.1	$(217.7)	(19)%
Reimbursable revenues	72.2	85.8	(13.6)	(16)%
Total operating revenues	1,004.6	1,235.9	(231.3)	(19)%
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	720.8	729.2	(8.4)	(1)%
Reimbursable expenses	68.1	81.5	(13.4)	(16)%
Total contract drilling expenses (exclusive of depreciation)	788.9	810.7	(21.8)	(3)%
Depreciation	87.3	68.6	18.7	27%
General and administrative	52.5	43.2	9.3	22%
Merger and integration expenses	25.0	—	25.0	NM
Other operating (income) loss	(2.8)	7.8	(10.6)	(136)%
Total operating expenses	950.9	930.3	20.6	2%
Equity in earnings of ARO	17.4	1.5	15.9	NM
Operating income	71.1	307.1	(236.0)	(77)%
Other income (expense), net	19.9	(7.1)	27.0	(380)%
Provision for income taxes	62.0	225.0	(163.0)	(72)%
Net income	29.0	75.0	(46.0)	(61)%
Net loss attributable to noncontrolling interests	5.0	2.2	2.8	127%
Net income attributable to Valaris	$34.0	$77.2	$(43.2)	(56)%
NM - Not meaningful

Revenues decreased compared to the prior year period, partially driven by lower operating revenues of $81.0 million for VALARIS 247 and VALARIS DPS-1, which completed their contracts and were sold since the end of the prior year period. For the remaining fleet, we had a net decrease of $181.4 million from fewer operating days, largely attributable to certain floaters which were either preparing for contracts or warm stacked between contracts during the current year period. These decreases were partially offset by a net increase of $37.3 million from higher average daily revenues as a result of various rigs working under higher day rate contracts compared to the prior year period.

Contract drilling expense decreased primarily due to lower operating costs of $54.3 million for rigs which have been sold and $19.9 million of lower personnel-related costs for the remaining fleet, largely driven by rigs which were warm stacked or preparing for contracts during the current year period. These decreases were partially offset by higher repair and maintenance costs of $36.4 million, primarily attributable to various rigs which were undergoing scheduled maintenance and upgrade projects and/or repairs, and a $18.0 million increase in insurance expenses to maintain coverage for war-related risks for certain rigs within our Jackups and Other fleets which are located in the Middle East. There was also a net $5.4 million increase attributable to non-recurring items comprised of a $17.1 million accrual reversal in the prior year period related to a favorable arbitration outcome for a previously disclosed patent license litigation, partially offset by an $11.7 million reversal of previously recognized bad debt expense during the current year period in connection with a favorable legal settlement resulting in the collection of outstanding customer invoices from 2020.

Depreciation expense increased primarily due to new assets placed in service since the prior year period, including those related to rigs that underwent capital upgrades.

General and administrative expense increased primarily due to $3.8 million of higher professional fees and $3.4 million of higher compensation costs related to our long-term incentive plans compared to the prior year period.

Merger and integration expenses were $25.0 million for the six months ended June 30, 2026 and primarily related to professional fees incurred in connection with the pending Business Combination.

Other operating (income) loss includes non-cash losses on impairments and related gains on remeasurements of our assets which are classified as held for sale. In connection with retirement and sale of VALARIS DPS-3, VALARIS DPS-5 and VALARIS DPS-6 (collectively, the "Retired Semis") in 2025, we recognized a non-cash loss on impairment of $7.8 million during the prior year period. During the first quarter of 2026, we reassessed the fair value less costs to sell for VALARIS DPS-1 by utilizing a preliminary sales agreement and recognized a gain on remeasurement of $2.8 million. VALARIS DPS-1 was sold in April 2026 and no additional gain or loss was recognized upon completion of the sale. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the Retired Semis and VALARIS DPS-1.

Equity in earnings of ARO increased compared to the prior year period, primarily due to the recognition of $14.3 million additional income, which represents our proportionate share of adjustments recorded by ARO during the completion of its 2025 financial statements subsequent to the issuance of our Annual Report. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding our investment in ARO.

Other income (expense), net, increased primarily due to favorable foreign currency exchange rate fluctuations relative to the prior year period of $10.9 million and a net $8.2 million increase from the recognition of pre-tax gains on sales of assets, driven by the sale of VALARIS 104 during the six months ended June 30, 2026, partially offset by gains from the sales of VALARIS 75 and an office in Angola in the prior year period.

The consolidated effective tax rate, excluding the impact of discrete tax items, for the six months ended June 30, 2026 and prior year period was 21.7% and 15.2%, respectively. Discrete tax items during the six months ended June 30, 2026 were primarily related to the resolution of prior period matters. Discrete tax items during the prior year period were primarily attributable to the establishment of a $168.8 million valuation allowance in connection with the retirement of the Retired Semis.

Rig Counts, Utilization and Average Daily Revenue

The following table summarizes the total and active offshore drilling rigs for Valaris and ARO as of the following dates:

	June 30, 2026	March 31, 2026	June 30, 2025
Total Fleet
Floaters (1)	14	15	15
Jackups (2)	23	24	27
Other (3)	7	7	7
Total Fleet - Valaris	44	46	49
ARO (4)	9	9	9

Active Fleet (5)
Floaters (6)	11	11	12
Jackups (7)	17	17	18
Other (3)	7	7	7
Active Fleet - Valaris	35	35	37
ARO (4)	9	9	9

(1)During the second quarter of 2026, we sold VALARIS DPS-1 for recycling.
(2)During the second quarter of 2026, we sold VALARIS 104. During the second half of 2025, we sold VALARIS 247, VALARIS 102 and VALARIS 145.
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

(6)During the fourth quarter of 2025, we classified VALARIS DPS-1 as held for sale, removing it from the active fleet. The rig was sold in the second quarter of 2026.

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

Operating results for our contract drilling services segment are largely dependent on two primary revenue metrics: utilization and day rates. The following table summarizes our and ARO's rig utilization and average daily revenue by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Rig Utilization - Total Fleet (1)
Floaters	47%	33%	40%	59%
Jackups	64%	67%	65%	59%
Other (2)	78%	78%	78%	100%
Total Valaris	61%	58%	60%	66%
ARO	77%	79%	78%	86%

Rig Utilization - Active Fleet (1)
Floaters	62%	45%	53%	80%
Jackups	90%	94%	92%	89%
Other (2)	78%	78%	78%	100%
Total Valaris	79%	76%	77%	89%
ARO	77%	79%	78%	86%

Average Daily Revenue (3)
Floaters	$451,000	$436,000	$445,000	$381,000
Jackups	134,000	135,000	135,000	135,000
Other (2)	53,000	66,000	60,000	47,000
Total Valaris	$189,000	$171,000	$181,000	$181,000
ARO	$113,000	$112,000	$112,000	$110,000

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
Our onshore support costs included within Contract drilling expenses are not allocated to our operating segments for purposes of measuring segment operating income (loss) and as such, those costs are included in “Reconciling Items." Further, General and administrative expense, Depreciation expense and Merger and integration expenses incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income (loss) and are included in "Reconciling Items."
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
Segment information for the current quarter and preceding quarter is as follows (in millions):

Three Months Ended June 30, 2026

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues)	$279.0	$183.4	$126.9	$39.9	$(126.9)	$502.3
Reimbursable revenues	11.0	13.8	—	12.1	—	36.9
Total operating revenues	290.0	197.2	126.9	52.0	(126.9)	539.2
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	167.9	143.9	71.6	27.4	(30.4)	380.4
Reimbursable expenses	10.5	12.7	—	11.9	—	35.1
Total contract drilling expenses (exclusive of depreciation)	178.4	156.6	71.6	39.3	(30.4)	415.5
Depreciation	17.2	16.2	22.0	6.1	(16.9)	44.6
General and administrative	—	—	10.6	—	16.6	27.2
Merger and integration expenses	—	—	—	—	11.4	11.4
Total operating expenses	195.6	172.8	104.2	45.4	(19.3)	498.7
Equity in earnings of ARO	—	—	—	—	10.6	10.6
Operating income	$94.4	$24.4	$22.7	$6.6	$(97.0)	$51.1

Three Months Ended March 31, 2026

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues)	$192.6	$195.8	$127.4	$41.7	$(127.4)	$430.1
Reimbursable revenues	5.0	14.4	—	15.9	—	35.3
Total operating revenues	197.6	210.2	127.4	57.6	(127.4)	465.4
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	150.6	128.8	75.1	22.7	(36.8)	340.4
Reimbursable expenses	4.9	13.2	—	14.9	—	33.0
Total contract drilling expenses (exclusive of depreciation)	155.5	142.0	75.1	37.6	(36.8)	373.4
Depreciation	15.7	16.5	24.9	6.2	(20.6)	42.7
General and administrative	—	—	7.1	—	18.2	25.3
Merger and integration expenses	—	—	—	—	13.6	13.6
Other operating income	(2.8)	—	—	—	—	(2.8)
Total operating expenses	168.4	158.5	107.1	43.8	(25.6)	452.2
Equity in earnings of ARO	—	—	—	—	6.8	6.8
Operating income	$29.2	$51.7	$20.3	$13.8	$(95.0)	$20.0

Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026

Floaters

Floater revenues increased $86.4 million, or 45%, for the current quarter compared to the preceding quarter, primarily driven by incremental revenues of $84.4 million from VALARIS DS-17, VALARIS DS-12 and VALARIS DS-10, all of which commenced new contracts since late in the first quarter of 2026.

Floater contract drilling expense increased $17.3 million, or 11%, for the current quarter compared to the preceding quarter, primarily due to incremental operating costs of $24.9 million for VALARIS DS-17, VALARIS DS-12 and VALARIS DS-10. For the remaining fleet, we had a $5.4 million increase in repair and maintenance costs, largely driven by scheduled repairs and contract preparation for certain of our drillships. These increases were partially offset by an $11.7 million non-recurring reversal of previously recognized bad debt expense during the current quarter in connection with a favorable legal settlement resulting in the collection of outstanding customer invoices from 2020.

Jackups

Jackup revenues decreased $12.4 million, or 6%, for the current quarter compared to the preceding quarter, primarily due to a net decrease of $4.2 million from fewer operating days, largely attributable to VALARIS 117, which completed its contract early in the current quarter and began scheduled maintenance and contract preparations in the shipyard. Further contributing to the decrease were lower average daily revenues of $3.5 million, primarily driven by certain jackups in the North Sea providing lower day rate accommodation services during the current quarter.

Jackup contract drilling expense increased $15.1 million, or 12%, for the current quarter compared to the preceding quarter, primarily due to a $12.3 million increase associated with repair and maintenance costs, largely attributable to scheduled maintenance for VALARIS 117 and unplanned leg repairs for VALARIS 106 in the current quarter, and a $3.0 million increase in insurance expenses primarily due to a full quarter of higher costs to maintain coverage for war-related risks for certain rigs which are located in the Middle East.

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

ARO revenue remained relatively flat for the current quarter compared to the preceding quarter, primarily due to a decrease of $4.6 million from fewer operating days in the current quarter for certain rigs which were undergoing scheduled repairs or maintenance projects in the current quarter, including VALARIS 146 and VALARIS 140, which was offset by a $4.2 million increase from VALARIS 108 and VALARIS 76, which had less downtime in the current quarter.

ARO contract drilling expense decreased $3.5 million, or 5%, for the current quarter compared to the preceding quarter primarily due to an aggregate $15.4 million of adjustments recorded by ARO in connection with the current quarter finalization of its 2025 financial statements. This decrease was partially offset by a $7.1 million increase in repair and maintenance costs for rigs which were in the shipyard for scheduled projects and a $4.7 million increase in personnel-related costs.

Other

Other revenue decreased $1.8 million, or 4%, for the current quarter compared to the preceding quarter, primarily driven by lower lease revenue from ARO, partially offset by increased revenue on our managed rigs.

Other contract drilling expense increased $4.7 million, or 21%, for the current quarter compared to the preceding quarter, primarily due to a $4.5 million increase associated with repair and maintenance costs, largely driven by VALARIS 250, which was in the shipyard for planned maintenance and contract preparation projects, partially offset by a $1.5 million decrease in personnel-related costs from fewer operating days.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Segment information for the six months ended June 30, 2026 and 2025 is as follows (in millions):

Six Months Ended June 30, 2026

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$471.6	$379.2	$254.3	$81.6	$(254.3)	$932.4
Reimbursable revenues	16.0	28.2	—	28.0	—	72.2
Total operating revenues	487.6	407.4	254.3	109.6	(254.3)	1,004.6
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	318.5	272.7	146.7	50.1	(67.2)	720.8
Reimbursable expenses	15.4	25.9	—	26.8	—	68.1
Total contract drilling expenses (exclusive of depreciation)	333.9	298.6	146.7	76.9	(67.2)	788.9
Depreciation	32.9	32.7	46.9	12.3	(37.5)	87.3
General and administrative	—	—	17.7	—	34.8	52.5
Merger and integration expenses	—	—	—	—	25.0	25.0
Other operating income	(2.8)	—	—	—	—	(2.8)
Total operating expenses	364.0	331.3	211.3	89.2	(44.9)	950.9
Equity in earnings of ARO	—	—	—	—	17.4	17.4
Operating income	$123.6	$76.1	$43.0	$20.4	$(192.0)	$71.1

Six Months Ended June 30, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues)	$675.7	$397.9	$274.6	$76.5	$(274.6)	$1,150.1
Reimbursable revenues	16.1	53.7	—	16.0	—	85.8
Total operating revenues	691.8	451.6	274.6	92.5	(274.6)	1,235.9
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	380.3	241.0	182.0	33.4	(107.5)	729.2
Reimbursable expenses	15.0	50.7	—	15.8	—	81.5
Total contract drilling expenses (exclusive of depreciation)	395.3	291.7	182.0	49.2	(107.5)	810.7
Depreciation	28.8	27.3	58.2	5.6	(51.3)	68.6
General and administrative	—	—	12.9	—	30.3	43.2
Other operating loss	7.8	—	—	—	—	7.8
Total operating expenses	431.9	319.0	253.1	54.8	(128.5)	930.3
Equity in earnings of ARO	—	—	—	—	1.5	1.5
Operating income	$259.9	$132.6	$21.5	$37.7	$(144.6)	$307.1

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Floaters

Floater revenues decreased $204.1 million, or 30%, during the six months ended June 30, 2026 compared to the prior year period, partially driven by lower operating revenues of $36.3 million for VALARIS DPS-1, which completed its contract and was sold for recycling since the end of the prior year period. For the remaining fleet, we had a net decrease of $188.3 million from fewer operating days, largely attributable to various rigs which were either preparing for contracts or warm stacked between contracts during the current year period, partially offset by an increase of $20.4 million from higher average daily revenues for various drillships which were operating under higher day rate contracts relative to the prior year period.

Floater contract drilling expense decreased $61.8 million, or 16%, during the six months ended June 30, 2026 compared to the prior year period, primarily due to lower operating costs of $36.5 million for rigs which have been sold since the prior year period. For the remaining fleet, there was a $33.6 million decrease from lower personnel-related costs, largely driven by rigs that were warm-stacked or preparing for contracts during the current year period. These decreases were partially offset by a $17.7 million increase in repair and maintenance costs, primarily attributable to VALARIS DS-10 and VALARIS DS-17, which were undergoing scheduled maintenance and upgrade projects during the current year period. Further contributing to the offsetting increase was a net $5.4 million increase attributable to non-recurring items, comprised of a $17.1 million accrual reversal in the prior year period related to a favorable arbitration outcome for a previously disclosed patent license litigation, partially offset by an $11.7 million reversal of previously recognized bad debt expense during the current year period in connection with the execution of a favorable settlement resulting in the collection of outstanding customer invoices from 2020.

Other operating (income) loss includes a non-cash loss on impairment of $7.8 million in the prior year period in connection with the retirement of the Retired Semis and a gain on remeasurement of $2.8 million in the six months ended June 30, 2026 related to VALARIS DPS-1, which was previously classified as held for sale and was subsequently sold in April 2026 for recycling. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the Retired Semis and VALARIS DPS-1.

Jackups

Jackup revenues decreased $18.7 million, or 5%, during the six months ended June 30, 2026 compared to the prior year period, largely driven by lower operating revenues of $44.7 million for VALARIS 247, which completed its contract and was sold during the third quarter of 2025. This decrease was partially offset by a net increase of $23.1 million from more operating days for the remaining jackup fleet, largely attributable to VALARIS 144, which was mobilizing to Angola in the prior year period ahead of commencing its current contract in April 2025.

Jackup contract drilling expense increased $31.7 million, or 13%, during the six months ended June 30, 2026 compared to the prior year period, primarily due to $13.8 million of incremental insurance expenses to maintain coverage for war-related risks for certain rigs which are located in the Middle East, a $12.9 million increase in personnel-related costs, partially driven by incremental operating days for VALARIS 144 and wage increases in certain regions, and a $11.1 million increase in mobilization costs, largely driven by rigs which mobilized for new contracts during the current year period. Further contributing to the increase were higher repair and maintenance costs of $9.3 million, largely attributable to scheduled maintenance for VALARIS 117 and unplanned leg repairs for VALARIS 106 during the current year period. These increases were partially offset by lower operating costs of $17.8 million for VALARIS 247.

Jackup depreciation expense increased $5.4 million, or 20%, during the six months ended June 30, 2026 compared to the prior year period, primarily due to new assets placed in service for certain rigs that underwent capital upgrades.

ARO

ARO revenue decreased $20.3 million, or 7%, during the six months ended June 30, 2026 compared to the prior year period, primarily due to a net decrease of $56.2 million from fewer operating days, largely driven by certain rigs, including VALARIS 250 and VALARIS 116, which were undergoing planned maintenance and contract preparation projects during the current year period. This decrease was partially offset by incremental revenues of $19.3 million for VALARIS 76, which commenced a new contract in December 2025, and a net increase of $14.0 million from higher average daily revenues as a result of the commencement of five long-term contract extensions at higher day rates than those earned in the prior year period.

ARO contract drilling expense decreased $35.3 million, or 19%, during the six months ended June 30, 2026 compared to the prior year period, primarily due to lower operating costs of $29.4 million for rigs which were undergoing scheduled maintenance projects in the current year period. Further contributing to the decrease was an aggregate $15.4 million of adjustments recorded by ARO in connection with the current quarter finalization of its 2025 financial statements. These decreases were partially offset by incremental operating costs of $9.0 million for VALARIS 76 compared to the prior year period.

ARO depreciation expense decreased $11.3 million, or 19%, comparing the two periods, primarily due to assets that were fully depreciated since the prior year period.

Other

Other revenue increased $5.1 million, or 7%, during the six months ended June 30, 2026 compared to the prior year period, primarily due to $10.5 million of incremental lease revenue from the commencement of operations for VALARIS 76 in December 2025 and a net increase of $6.6 million in lease revenue attributable to five long-term bareboat charter extensions at higher rates for our leased rigs to ARO since the end of the prior year period. Further contributing to the increase was $6.1 million of compensation from ARO recognized in the current year period for certain contractual obligations relating to a previously terminated bareboat charter. These increases were partially offset by a net decrease in lease revenue of $19.8 million for VALARIS 250 and VALARIS 116, which were undergoing planned maintenance and contract preparation projects during the current year period.

Other contract drilling expense increased $16.7 million, or 50%, during the six months ended June 30, 2026 compared to the prior year period, primarily due to a $9.3 million increase in repair and maintenance costs, largely driven by planned maintenance and contract preparation projects for VALARIS 250 and VALARIS 116, and a $4.2 million increase in insurance expenses to maintain coverage for war-related risks for VALARIS 250 and VALARIS 116, which are located in the Middle East.

Other depreciation expense increased $6.7 million, or 120%, relative to the prior year period, primarily due to capital upgrades placed in service for VALARIS 76 since the end of the prior year period.

Other Income (Expense)

The following table summarizes other income (expense) (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Net gain (loss) on sale of property	$37.7	$(1.6)	$36.1	$27.9
Interest expense, net	(24.0)	(24.3)	(48.3)	(49.1)
Interest income	16.3	17.0	33.3	29.5
Net foreign currency exchange losses	(1.7)	(1.7)	(3.4)	(14.3)
Net periodic pension and retiree medical income (loss)	0.9	0.9	1.8	(0.5)
Other, net	0.3	0.1	0.4	(0.6)
	$29.5	$(9.6)	$19.9	$(7.1)

Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026

Net gains on sale of property increased $39.3 million during the current quarter compared to the preceding quarter, primarily due to sale of VALARIS 104 during the current quarter, which resulted in the recognition of a non-recurring pre-tax gain of $36.6 million. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding VALARIS 104.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net gains on sale of property for the six months ended June 30, 2026 were largely attributable to the sale of VALARIS 104, which resulted in the recognition of a non-recurring pre-tax gain of $36.6 million. Net gains on sale of property for the prior year period primarily related to the sales of VALARIS 75 and an office in Angola, which resulted in non-recurring pre-tax gains of $23.0 million and $4.0 million, respectively. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding these asset sales.

Interest income increased $3.8 million, or 13%, relative to the prior year period primarily due to a $3.0 million increase in interest income earned on our outstanding 10-year shareholder notes receivable due from ARO (the "Notes Receivable from ARO"), driven by a higher outstanding principal balance relative to the prior year period due to the 2025 interest being paid in-kind in December 2025. This increase was partially offset by a lower interest rate as a result of an annual interest rate reset that occurred at the end of 2025.

Net foreign currency exchange losses were $3.4 million during the six months ended June 30, 2026 compared to $14.3 million in the prior year period, primarily driven by favorable exchange rate movements in euros and British pounds, partially offset by unfavorable exchange rate movement in Malaysian ringgit relative to the prior year period.

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

Our cash and cash equivalents as of June 30, 2026 and December 31, 2025 were $541.2 million and $599.4 million, respectively. We have no debt principal payments due until 2030 and had $375.0 million available for borrowing, including up to $150.0 million for the issuance of letters of credit, under the 2028 Credit Agreement as of July 30, 2026. See below and "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the 2028 Credit Agreement and the 8.375% Second Lien Notes due 2030.

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

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$88.1	$275.9
Capital expenditures	$(206.4)	$(167.4)

During the six months ended June 30, 2026, we generated $88.1 million of cash flow from operating activities primarily due to operating income for the period of $71.1 million and the receipt of approximately $43.0 million of U.S. income tax refunds, which were partially offset by other changes in working capital. In addition, we collected $60.3 million of cash proceeds for the sale of assets during the current period, primarily related to the sales of VALARIS 104 and VALARIS DPS-1. Our primary use of cash was $206.4 million for maintenance and upgrades of our drilling rigs.

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

We review from time to time possible acquisition opportunities relating to our business, which may include the acquisition of rigs or other businesses. The timing, size or success of any acquisition efforts and the associated potential capital commitments are unpredictable and uncertain and are subject to certain restrictions specified within the Business Combination Agreement. We may seek to fund all or part of any such efforts with cash on hand and proceeds from debt and/or equity issuances and may issue equity directly to the sellers. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend on our future operating performance, restrictions to incur additional debt in the Indenture and the 2028 Credit Agreement, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to shareholders.

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

The distribution of earnings to the joint-venture partners is at the discretion of the ARO board of managers, consisting of 50/50 membership of managers appointed by Saudi Aramco and managers appointed by us, with approval required by both shareholders. The timing and amount of any cash distributions to the joint-venture partners cannot be predicted with certainty and will be influenced by various factors, including the liquidity position and capital allocation priorities of ARO. ARO has not made a cash distribution of earnings to its partners since its formation. ARO had cash and cash equivalents of $47.7 million as of June 30, 2026.

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

The following table summarizes the maturity schedule of our Notes Receivable from ARO as of June 30, 2026 (in millions):

Maturity Date	Principal Amount
October 2027	$227.3
October 2028	173.4
Total	$400.7

Share Repurchase Program

Our board of directors has authorized a share repurchase program under which we may purchase up to $600.0 million of our outstanding common shares, subject to certain restrictions provided in our debt agreements and the Business Combination Agreement. As of June 30, 2026, we had approximately $175.0 million available for share repurchases pursuant to the Share Repurchase Program. There were no share repurchases under this program during the three and six months ended June 30, 2026 and 2025. See "Note 9 - Shareholders' Equity" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on our share repurchase program.

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of June 30, 2026, we were contingently liable for an aggregate amount of $111.4 million under outstanding letters of credit and surety bonds, which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. The outstanding amount includes an approximate $75.0 million customs bond obtained in the second quarter of 2026 related to the importation of VALARIS DS-10 ahead of the commencement of its contract in West Africa. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirements. As of June 30, 2026, we had collateral deposits in the amount of $15.1 million with respect to these agreements.

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs. The joint venture partners intend for the newbuild jackup rigs to be financed from available cash on hand and from ARO’s operations and/or funds available from third-party financing. The first two newbuild jackups, Kingdom 1 and Kingdom 2, were delivered and commenced operations in 2023 and 2024, respectively. In October 2023, ARO entered into a $359.0 million term loan to finance the remaining payments due upon delivery of the two rigs and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. Our Notes Receivable from ARO are subordinated and junior in right of payment to both ARO’s term loan and credit facility. ARO has a revolving credit facility which provides for borrowings of up to $150.0 million. As of June 30, 2026, there were no amounts outstanding under this facility.

In October 2024 and November 2025, ARO ordered the third and fourth newbuild jackups, Kingdom 3 and Kingdom 4, respectively, for a purchase price of approximately $300.0 million each. ARO paid a 25% down payment from cash on hand for Kingdom 3 and Kingdom 4. ARO expects these newly ordered jackup rigs to be financed from cash on hand or from operations or funds available from third-party financing. In the event ARO has insufficient cash or is unable to obtain third-party financing, each partner may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion from each partner to fund the newbuild program. Beginning with the delivery of the second newbuild, each partner's commitment is reduced by the lesser of the actual cost of each newbuild rig or $250.0 million, on a proportionate basis. Following the delivery of Kingdom 2, our commitment to fund the newbuild program has been reduced to $1.1 billion. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on ARO.

Tax Assessments

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR117.0 million (approximately $29.0 million converted at current quarter-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount. In order to further contest the assessment, we made payments of approximately $8.0 million and $18.0 million in 2025 and 2024, respectively, for aggregate total payments of $26.0 million. These payments are included within Other assets in the Condensed Consolidated Balance Sheets. We have not recorded a liability for uncertain tax positions as of June 30, 2026, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and will vigorously contest this assessment.

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
In May 2026, we entered into an agreement to sell VALARIS 109, a rig within our Jackups segment, for cash proceeds of $34.0 million, subject to certain customary closing conditions. In accordance with this agreement, we received a cash deposit of $3.4 million in June 2026. In July 2026, we completed the sale of VALARIS 109, received the remaining cash proceeds and recognized a pre-tax gain of approximately $31.0 million during the third quarter of 2026. In connection with this sale, VALARIS 109 was reclassified from Property and equipment, net to Assets held for sale on our Condensed Consolidated Balance Sheets during the second quarter of 2026.

In April 2026, we entered into an agreement to sell VALARIS 104, a rig within our Jackups segment, for alternative use. The rig was sold for cash proceeds of $40.0 million, resulting in the recognition of a pre-tax gain of $36.6 million during the three months ended June 30, 2026.

In the fourth quarter of 2025, we approved a plan to retire VALARIS DPS-1, a semisubmersible rig within our Floaters segment, and reclassified the rig from Property and equipment, net to Assets held for sale on our Consolidated Balance Sheets at that time. In April 2026, VALARIS DPS-1 was sold for recycling and removed from service for total cash proceeds of $10.1 million.
See "Note 5 – Property and Equipment" to our condensed consolidated financial statements included in “Item 1. Financial Statements” for further information regarding these divestitures.

MARKET RISK

Interest Rate Risk

Our outstanding debt at June 30, 2026 consisted of our $1.1 billion aggregate principal amount of 2030 Second Lien Notes. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates impacting the fair value of the debt.

Our 2028 Credit Agreement provides for commitments permitting borrowings of up to $375.0 million at June 30, 2026. As the interest rates for such borrowings are at variable rates, we are subject to interest rate risk. As of June 30, 2026, we had no outstanding borrowings under the 2028 Credit Agreement.

Our Notes Receivable from ARO bear interest based on the one-year term SOFR rate, set as of the end of the year prior to the applicable year, plus 2.10%. As the Notes Receivable from ARO bear interest on the applicable SOFR rate determined at the end of the preceding year, the rate governing our interest income in 2026 has already been determined. A hypothetical 1% decrease to SOFR would decrease interest income for the year ended December 31, 2026 by $4.0 million based on the principal amount outstanding at June 30, 2026 of $400.7 million.

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

Based on their evaluation as of June 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2017, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.4 million liability related to these matters was included in Accrued liabilities and other on our Condensed Consolidated Balance Sheet as of June 30, 2026 included in "Item 1. Financial Statements."

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our board of directors has authorized a share repurchase program of up to $600.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and is subject to compliance with applicable covenants and restrictions under our financing agreements and the Business Combination Agreement. The amount remaining for purchase was approximately $175.0 million as of June 30, 2026.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit Number	Exhibit
2.1
Business Combination Agreement, dated as of February 9, 2026, between Transocean Ltd. and Valaris Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2026, File No. 18097).

+*10.1	2026 Non-Employee Director RSU Form of Award Agreement
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included with Exhibit 101 attachments).
*   Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan and arrangement required to be filed as an exhibit pursuant to Item 6 of this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris Limited

Date:	August 6, 2026	/s/ CHRISTOPHER T. WEBER
Christopher T. Weber Senior Vice President and Chief Financial Officer

/s/ MELISSA BARRON
Melissa Barron Controller (principal accounting officer)