Form 10-Q
period 2026-09-30
Valaris Ltd
filed 2026-11-03
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 29, 2026, there were 69,443,058 Common Shares of the registrant outstanding.

VALARIS LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
OPERATING REVENUES
Revenues (exclusive of reimbursable revenues)	$555.6	$555.6	$1,488.0	$1,705.7
Reimbursable revenues	38.0	40.1	110.2	125.9
Total operating revenues	593.6	595.7	1,598.2	1,831.6
OPERATING EXPENSES
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	379.9	367.6	1,100.7	1,096.8
Reimbursable expenses	37.4	38.0	105.5	119.5
Total contract drilling expenses (exclusive of depreciation)	417.3	405.6	1,206.2	1,216.3
Depreciation	47.3	37.1	134.6	105.7
General and administrative	25.7	26.9	78.2	70.1
Merger and integration expenses	15.5	—	40.5	—
Other operating loss, net	3.0	—	0.2	7.8
Total operating expenses	508.8	469.6	1,459.7	1,399.9
EQUITY IN EARNINGS (LOSSES) OF ARO	(3.5)	4.4	13.9	5.9
OPERATING INCOME	81.3	130.5	152.4	437.6
OTHER INCOME (EXPENSE)
Interest income	16.3	22.6	49.6	52.1
Interest expense, net	(24.9)	(24.9)	(73.2)	(74.0)
Other, net	28.7	87.7	63.6	100.2
Total other income	20.1	85.4	40.0	78.3
INCOME BEFORE INCOME TAXES	101.4	215.9	192.4	515.9
PROVISION FOR INCOME TAXES
Current income tax expense	8.9	29.4	50.2	81.1
Deferred income tax expense (benefit)	45.8	(0.8)	66.5	172.5
Total provision for income taxes	54.7	28.6	116.7	253.6
NET INCOME	46.7	187.3	75.7	262.3
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(0.6)	0.8	4.4	3.0
NET INCOME ATTRIBUTABLE TO VALARIS	$46.1	$188.1	$80.1	$265.3
EARNINGS PER SHARE
Basic	$0.66	$2.66	$1.16	$3.74
Diluted	$0.66	$2.65	$1.14	$3.73
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	69.4	70.7	69.3	70.9
Diluted	70.3	71.0	70.3	71.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET INCOME	$46.7	$187.3	$75.7	$262.3
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net reclassification adjustment for amounts recognized in net income as a component of net periodic pension benefit	(0.2)	(0.2)	(0.6)	(0.6)
Foreign currency translation adjustments	(0.2)	1.2	3.2	4.3
NET OTHER COMPREHENSIVE INCOME (LOSS)	(0.4)	1.0	2.6	3.7
COMPREHENSIVE INCOME	46.3	188.3	78.3	266.0
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(0.6)	0.8	4.4	3.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO VALARIS	$45.7	$189.1	$82.7	$269.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$525.1	$599.4
Accounts receivable, net	538.1	474.8
Assets held for sale	2.0	6.4
Other current assets	193.2	144.7
Total current assets	1,258.4	1,225.3
PROPERTY AND EQUIPMENT, AT COST	2,889.5	2,598.3
Less accumulated depreciation	630.3	509.5
Property and equipment, net	2,259.2	2,088.8
LONG-TERM NOTES RECEIVABLE FROM ARO	363.4	345.0
INVESTMENT IN ARO	135.7	121.8
DEFERRED TAX ASSETS	1,298.9	1,364.2
OTHER ASSETS	166.9	159.7
Total assets	$5,482.5	$5,304.8
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$393.7	$348.2
Accrued liabilities and other	375.1	343.4
Total current liabilities	768.8	691.6
LONG-TERM DEBT	1,088.5	1,086.0
DEFERRED TAX LIABILITIES	30.9	29.7
OTHER LIABILITIES	325.6	325.8
Total liabilities	2,213.8	2,133.1
COMMITMENTS AND CONTINGENCIES (Note 11)
VALARIS SHAREHOLDERS' EQUITY
Common Shares, $0.01 par value, 700.0 shares authorized, 76.6 and 76.4 shares issued, 69.4 and 69.2 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	0.8	0.8
Preference shares, $0.01 par value, 150.0 shares authorized, no shares issued as of September 30, 2026 and December 31, 2025	—	—
Stock warrants	16.4	16.4
Additional paid-in capital	1,153.6	1,134.9
Retained earnings	2,461.8	2,381.7
Accumulated other comprehensive income	63.5	60.9
Treasury shares, at cost, 7.2 shares as of September 30, 2026 and December 31, 2025	(425.1)	(425.1)
Total Valaris shareholders' equity	3,271.0	3,169.6
NONCONTROLLING INTERESTS	(2.3)	2.1
Total shareholders' equity	3,268.7	3,171.7
Total liabilities and shareholders' equity	$5,482.5	$5,304.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALARIS LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$75.7	$262.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	134.6	105.7
Deferred income tax expense	66.5	172.5
Net gain on sale of property	(63.6)	(117.4)
Share-based compensation expense	26.2	18.4
Accretion of discount on Notes Receivable from ARO	(18.4)	(18.5)
Equity in earnings of ARO	(13.9)	(5.9)
Recovery of bad debt expense	(10.6)	(0.6)
Other operating loss, net	0.2	7.8
Changes in deferred costs	(38.7)	9.1
Changes in contract liabilities	26.7	(39.3)
Changes in contract assets	(11.6)	(5.5)
Other	2.4	6.7
Changes in operating assets and liabilities	(4.9)	91.8
Contributions to pension plans and other post-retirement benefits	(15.3)	(13.1)
Net cash provided by operating activities	155.3	474.0
INVESTING ACTIVITIES
Additions to property and equipment	(328.0)	(237.2)
Proceeds from disposition of assets	102.6	136.3
Net cash used in investing activities	(225.4)	(100.9)
FINANCING ACTIVITIES
Payments related to tax withholdings for share-based awards	(7.5)	(3.1)
Payments for share repurchases	—	(75.0)
Other	1.7	—
Net cash used in financing activities	(5.8)	(78.1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(75.9)	295.0
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	617.5	380.5
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$541.6	$675.5

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

Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026, or for any future period. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 20, 2026 (our "Annual Report").

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

Completion of the Business Combination is subject to customary closing conditions, including (i) the receipt of the requisite approvals of the Valaris shareholders and the Transocean shareholders, (ii) the granting of the sanction order on terms consistent with the Business Combination Agreement, (iii) the Transocean shares issued pursuant to the Business Combination Agreement having been approved for listing on the NYSE, subject to official notice of issuance, (iv) certain regulatory approvals having been obtained or any applicable waiting period having expired or been terminated (which is expected to be satisfied by November 3, 2026), (v) no governmental authority within applicable jurisdictions having enacted or issued any law or order preventing or prohibiting the consummation of the Business Combination and (vi) the absence of a Transocean Material Adverse Effect or a Valaris Material Adverse Effect (each as defined within the Business Combination Agreement). Under certain specified circumstances in which the Business Combination Agreement is terminated, we would be required to pay to Transocean a termination fee equal to $173.0 million.

Shareholder meetings for both Valaris and Transocean are scheduled for November 24, 2026, and a hearing before the Supreme Court of Bermuda to sanction the Business Combination is scheduled for November 26, 2026. Subject to receipt of the requisite shareholder and court approvals, and satisfaction of the remaining closing conditions, the Business Combination is expected to close on or about December 1, 2026.

In connection with the Business Combination, we incurred professional fees and other costs of $15.5 million and $40.5 million for the three and nine months ended September 30, 2026, respectively, which are included within Merger and integration expenses in the Condensed Consolidated Statements of Operations.

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

The remaining duration of our drilling contracts based on those in place as of September 30, 2026 was between approximately 1 month and 4 years.

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

The following table summarizes our contract assets and contract liabilities (in millions):

	September 30, 2026	December 31, 2025
Current contract assets	$13.2	$4.3
Noncurrent contract assets	$15.5	$12.8
Current contract liabilities (deferred revenues)	$129.9	$87.7
Noncurrent contract liabilities (deferred revenues)	$78.1	$63.2

Changes in contract assets and liabilities during the period are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance as of December 31, 2025	$17.1	$150.9
Revenue recognized in advance of right to bill customer	16.7	—
Increase due to revenue deferred during the period	—	151.1
Decrease due to amortization of deferred revenue that was included in the beginning contract liability balance	—	(69.6)
Decrease due to amortization of deferred revenue added during the period	—	(24.4)
Decrease due to transfer to receivables and payables during the period	(5.1)	—
Balance as of September 30, 2026	$28.7	$208.0

Deferred Contract Costs

Costs incurred for upfront rig mobilizations and certain contract preparations are attributable to our future performance obligation under each respective drilling contract. These costs are deferred and amortized on a straight-line basis over the contract term. Deferred contract costs are included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $75.8 million and $36.6 million as of September 30, 2026 and December 31, 2025, respectively. During the three and nine months ended September 30, 2026, amortization of such costs totaled $18.1 million and $50.6 million, respectively. During the three and nine months ended September 30, 2025, amortization of such costs totaled $9.1 million and $30.7 million, respectively.

Deferred Certification Costs

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, and other compliance costs, are deferred and amortized on a straight-line basis over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in Other current assets and Other assets on our Condensed Consolidated Balance Sheets and totaled $7.1 million and $7.6 million as of September 30, 2026 and December 31, 2025, respectively. During the three and nine months ended September 30, 2026, amortization of such costs totaled $1.4 million and $5.1 million, respectively. During the three and nine months ended September 30, 2025, amortization of such costs totaled $1.9 million and $6.3 million, respectively.

Future Amortization of Contract Liabilities and Deferred Costs

The table below reflects the expected future amortization of our contract liabilities and deferred costs recorded as of September 30, 2026. In the case of our contract liabilities related to our bareboat charter arrangements with ARO, the contract liability is not amortized and as such, the amount is reflected in the table below at the end of the current lease term. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements.

	(In millions)
	Remaining 2026	2027	2028	2029 and Thereafter	Total
Amortization of contract liabilities	$47.3	$93.9	$21.4	$45.4	$208.0
Amortization of deferred costs	$22.7	$46.7	$12.9	$0.6	$82.9

Note 3 -Equity Method Investment in ARO

Background

ARO is a 50/50 unconsolidated joint venture between the Company and Saudi Aramco that owns and operates jackup drilling rigs in Saudi Arabia. As of September 30, 2026, ARO owned nine jackup rigs, had ordered four newbuild jackup rigs and leased seven rigs from us through bareboat charter arrangements (the "Lease Agreements") whereby substantially all operating costs are incurred by ARO.

The shareholder agreement governing the joint venture (the "Shareholder Agreement") specifies that ARO shall purchase 20 newbuild jackup rigs. Under this program, two newbuild jackups have been built and are in service, two are currently under construction (Kingdom 3 and Kingdom 4, which were ordered in October 2024 and November 2025, respectively) and two additional newbuild jackups were ordered in August 2026 (Kingdom 5 and Kingdom 6). In connection with these plans, we have a potential obligation to fund ARO for newbuild jackup rigs. See "Note 11 - Contingencies" for additional information.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
50% interest in ARO net income (loss) (1)	$(6.6)	$1.2	$4.5	$(3.6)
Amortization of basis differences	3.1	3.2	9.4	9.5
Equity in earnings (losses) of ARO	$(3.5)	$4.4	$13.9	$5.9
(1) The 50% interest in ARO net income for the nine months ended September 30, 2026 includes the recognition of $14.3 million in additional income, which represents our proportionate share of adjustments recorded by ARO during the completion of its 2025 financial statements subsequent to the issuance of our Annual Report.

Related-Party Transactions

Revenues recognized by us related to the Lease Agreements are included within Revenues (exclusive of reimbursable revenues) and revenues related to certain reimbursable expenses in accordance with the Lease Agreements are recognized within Reimbursable revenues in our Condensed Consolidated Statements of Operations and were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues (exclusive of reimbursable revenues) from Lease Agreements	$13.5	$22.5	$46.8	$52.9
Reimbursable revenues from Lease Agreements	—	—	10.2	—
Total operating revenues from Lease Agreements	$13.5	$22.5	$57.0	$52.9

Our balances related to the ARO lease agreements were as follows (in millions):

	September 30, 2026	December 31, 2025
Accounts receivable	$38.1	$47.8
Contract assets (1)	$—	$2.0
Contract liabilities (1)	$37.0	$16.3
Accounts payable (1)	$30.8	$61.8

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

The principal amount and discount of the Notes Receivable from ARO were as follows (in millions):

	September 30, 2026	December 31, 2025
Principal amount	$400.7	$400.7
Discount	(37.3)	(55.7)
Carrying value	$363.4	$345.0

Interest receivable (1) (2)	$16.8	$—

(1)Our interest receivable from ARO is included in Accounts receivable, net in our Condensed Consolidated Balance Sheets.
(2)The 2025 interest on the Notes Receivable from ARO of approximately $24.1 million was paid in kind in December 2025 by increasing the principal balance of the Notes Receivable from ARO.

Interest income earned on the Notes Receivable from ARO was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$5.7	$10.0	$16.8	$18.0
Non-cash amortization (1)	6.2	6.2	18.4	18.5
Total interest income on the Notes Receivable from ARO	$11.9	$16.2	$35.2	$36.5

(1)Represents the amortization of the discount on the Notes Receivable from ARO using the effective interest method to interest income over the term of the notes.

Note 4 -Fair Value Measurements

The carrying values and estimated fair values of certain of our financial instruments were as follows (in millions):

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2030 Second Lien Notes (1)	$1,088.5	$1,125.2	$1,086.0	$1,144.9
Notes Receivable from ARO (2)	$363.4	$411.5	$345.0	$403.8

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

The estimated fair values of our cash and cash equivalents, restricted cash, accounts receivable and trade payables approximated their carrying values as of September 30, 2026 and December 31, 2025.

Note 5 -Property and Equipment

Property and equipment consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Drilling rigs and equipment	$2,239.7	$1,958.8
Work-in-progress	600.0	590.3
Other	49.8	49.2
Total property and equipment, at cost	$2,889.5	$2,598.3

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

Sale of VALARIS 111

In September 2026, we entered into an agreement to sell VALARIS 111, a rig within our Jackups segment, for recycling for $1.7 million. Under the terms of the agreement, we retained the right to terminate the purchase and sale agreement within 30 days following receipt of the proceeds. On September 30, 2026, we completed the sale and received $1.7 million of cash proceeds. As of September 30, 2026, the net book value of the rig was classified as held for sale due to the cancellation option.

In October 2026, we entered into an agreement to sell the rig to another buyer for conversion to a mobile offshore production unit for cash proceeds of $10.5 million. As such, we rescinded the purchase and sale agreement with the initial buyer and made a payment of approximately $3.0 million in accordance with the termination provisions within the agreement. The sale to the new buyer was completed in October and we recognized a pre-tax gain of approximately $8.0 million in the fourth quarter.

Sale of VALARIS MS-1

In September 2026, we entered into an agreement to sell VALARIS MS-1, our only remaining semisubmersible rig within our Floaters segment, for recycling for total cash proceeds of $11.0 million. In connection with this sale, we recognized a non-cash loss on impairment of $3.0 million during the three months ended September 30, 2026 and the rig was removed from service.

Sale of VALARIS 109

In July 2026, we sold VALARIS 109, a rig within our Jackups segment. The rig was sold for cash proceeds of $34.0 million, resulting in the recognition of a pre-tax gain of $31.3 million in the third quarter of 2026.

Sale of VALARIS 104

In June 2026, we sold VALARIS 104, a rig within our Jackups segment, for alternative use. The rig was sold for cash proceeds of $40.0 million, resulting in the recognition of a pre-tax gain of $36.6 million in the second quarter of 2026.

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

Note 6 -Pension and Other Post-retirement Benefits

We have defined-benefit pension plans and retiree medical plans that provide post-retirement health and life insurance benefits.

The components of net periodic pension and retiree medical (income) loss were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest cost	$7.4	$7.8	$22.2	$23.2
Expected return on plan assets	(8.2)	(7.4)	(24.4)	(21.9)
Amortization of net gain	(0.2)	(0.2)	(0.6)	(0.6)
Net periodic pension and retiree medical (income) loss (1)	$(1.0)	$0.2	$(2.8)	$0.7

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

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three and nine months ended September 30, 2026 and 2025 (in millions), except per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income attributable to our shares	$46.1	$188.1	$80.1	$265.3
Weighted average shares outstanding:
Basic	69.4	70.7	69.3	70.9
Effect of stock equivalents	0.9	0.3	1.0	0.3
Diluted	70.3	71.0	70.3	71.2

EARNINGS PER SHARE:
Basic	$0.66	$2.66	$1.16	$3.74
Diluted	$0.66	$2.65	$1.14	$3.73

Anti-dilutive share awards totaling 246,000 and 135,000 were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2026, respectively.

Anti-dilutive shares totaling 227,000 and 258,000 were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2025, respectively.

We had 5,470,742 warrants outstanding (the "Warrants") as of September 30, 2026 to purchase common shares of Valaris Limited (the "Common Shares"), which are exercisable for one Common Share per Warrant at an initial exercise price of $131.88 per Warrant and expire on April 29, 2028. The exercise of these Warrants into Common Shares would have a dilutive effect to the holdings of Valaris Limited's existing shareholders. These Warrants are anti-dilutive for all periods presented.

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

As of September 30, 2026, we were in compliance in all material respects with our covenants under the Indenture.

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

As of September 30, 2026, we were in compliance in all material respects with our covenants under the 2028 Credit Agreement. We had no amounts outstanding under the 2028 Credit Agreement as of September 30, 2026.

Note 9 -Shareholders' Equity

Activity in our various shareholders' equity accounts for the three and nine months ended September 30, 2026 and 2025 were as follows (in millions):

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2025	76.4	$0.8	$1,134.9	$16.4	$2,381.7	$60.9	$(425.1)	$2.1
Net loss	—	—	—	—	(16.4)	—	—	(1.6)
Share-based compensation cost	—	—	6.4	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.1	—	—	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(1.4)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	3.2	—	—
BALANCE, March 31, 2026	76.5	$0.8	$1,139.9	$16.4	$2,365.3	$63.9	$(425.1)	$0.5
Net income (loss)	—	—	—	—	50.4	—	—	(3.4)
Share-based compensation cost	—	—	9.2	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.1)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	0.2	—	—
BALANCE, June 30, 2026	76.5	$0.8	$1,149.0	$16.4	$2,415.7	$63.9	$(425.1)	$(2.9)
Net income	—	—	—	—	46.1	—	—	0.6
Share-based compensation cost	—	—	10.6	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.1	—	—	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(6.0)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(0.2)	—	—
BALANCE, September 30, 2026	76.6	$0.8	$1,153.6	$16.4	$2,461.8	$63.5	$(425.1)	$(2.3)

	Shares Issued	Par Value	Additional Paid-in Capital	Warrants	Retained Earnings	AOCI	Treasury Shares	Non-controlling Interest
BALANCE, December 31, 2024	76.2	$0.8	$1,113.3	$16.4	$1,398.9	$34.2	$(325.1)	$5.8
Net loss	—	—	—	—	(37.9)	—	—	(1.3)
Share-based compensation cost	—	—	5.6	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.1	—	—	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Shares withheld for taxes on vesting of share-based awards	—	—	(0.3)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	1.3	—	—
BALANCE, March 31, 2025	76.3	$0.8	$1,118.6	$16.4	$1,361.0	$35.3	$(325.1)	$4.5
Net income (loss)	—	—	—	—	115.1	—	—	(0.9)
Share-based compensation cost	—	—	6.0	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Foreign currency translation adjustments	—	—	—	—	—	1.8	—	—
BALANCE, June 30, 2025	76.3	$0.8	$1,124.6	$16.4	$1,476.1	$36.9	$(325.1)	$3.6
Net income (loss)	—	—	—	—	188.1	—	—	(0.8)
Share-based compensation cost	—	—	6.8	—	—	—	—	—
Shares issued under share-based compensation plans, net	0.1	—	—	—	—	—	—	—
Net changes in pension and other postretirement benefits	—	—	—	—	—	(0.2)	—	—
Repurchase of Common Shares	—	—	—	—	—	—	(75.0)	—
Shares withheld for taxes on vesting of share-based awards	—	—	(2.8)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	1.2	—	—
BALANCE, September 30, 2025	76.4	$0.8	$1,128.6	$16.4	$1,664.2	$37.9	$(400.1)	$2.8

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

There were no share repurchases during each of the three and nine months ended September 30, 2026. The following table summarizes shares repurchased, aggregate cost and the average per share price (in millions, except average per share price) for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025
Shares repurchased	1.5	1.5
Aggregate cost	$75.0	$75.0
Average price per share	$48.88	$48.88

As of September 30, 2026, we had approximately $175.0 million available for share repurchases pursuant to the Share Repurchase Program.

Note 10 -Income Taxes

We calculate our tax provision by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items. The consolidated effective tax rate for the three and nine months ended September 30, 2026, excluding the impact of discrete tax items, was 20.1% and 21.1%, respectively. The discrete tax expense for these periods primarily related to rig sales, partially offset by the resolution of prior period tax matters. See "Note 5 - Property and Equipment" for further disclosures regarding rigs sold during the period.

The consolidated effective tax rate for the three and nine months ended September 30, 2025, excluding the impact of discrete tax items, was 14.1% and 14.8%, respectively. The discrete tax items for the nine months ended September 30, 2025, primarily related to the establishment of the valuation allowance on deferred tax assets. During the first quarter of 2025, we recognized $168.8 million of deferred tax expense related to the establishment of this valuation allowance, which resulted from a change in estimated future taxable income in a certain operating jurisdiction in connection with the retirement of the Retired Semis. We intend to maintain this valuation allowance until there is sufficient evidence to support a reversal of the allowance. The timing and amount of future valuation allowance reductions are subject to future levels of contracting and profitability achieved or by the expiration of the related deferred tax assets. See "Note 5 - Property and Equipment" for further disclosure regarding the Retired Semis.

Malaysia Tax Assessment

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR117.0 million (approximately $29.0 million converted at current quarter-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount. In order to further contest the assessment, we made payments of approximately $8.0 million and $18.0 million in the first quarter of 2025 and in 2024, respectively, for aggregate total payments of $26.0 million. These payments are included within Other assets in the Condensed Consolidated Balance Sheets. We have not recorded a liability for uncertain tax positions as of September 30, 2026, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and will vigorously contest this assessment.

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

In October 2024 and November 2025, ARO ordered the third and fourth newbuild jackups, Kingdom 3 and Kingdom 4, respectively, for a purchase price of approximately $300.0 million each. ARO paid a 25% down payment from cash on hand for Kingdom 3 and Kingdom 4. In August 2026, ARO ordered the fifth and sixth newbuild jackups, Kingdom 5 and Kingdom 6, for a purchase price of approximately $360.0 million each, with each order requiring a 25% down payment. ARO paid $45.0 million, representing 50% of the required down payment for Kingdom 5, using a combination of cash on hand and borrowings under ARO's revolving credit facility. The remaining $45.0 million down payment for Kingdom 5 and the full $90.0 million down payment for Kingdom 6 are expected to be paid in the fourth quarter of 2026 with cash from third-party financing or additional borrowings under ARO's revolving credit facility. The final payment for each newbuild rig will be due upon delivery.

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

Letters of Credit and Surety Bonds

In the ordinary course of business with customers and others, we have entered into letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit and surety bonds outstanding as of September 30, 2026 totaled $113.7 million and are issued under facilities provided by various banks and other financial institutions, but none were issued under the 2028 Credit Agreement. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirements. As of September 30, 2026, we had collateral deposits in the amount of $14.8 million with respect to these agreements.

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

The full operating results included below for ARO are not included within our consolidated results and thus are deducted under "Reconciling Items" and replaced with our equity in earnings (losses) of ARO. See "Note 3 - Equity Method Investment in ARO" for additional information on ARO and related arrangements. Similarly, the Property and equipment, net balances presented below for ARO are not included within our Condensed Consolidated Balance Sheets and thus are also deducted under "Reconciling Items."

Segment information for the three and nine months ended September 30, 2026 and 2025 are presented below (in millions):
Three Months Ended September 30, 2026

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$346.0	$171.2	$144.9	$38.4	$(144.9)	$555.6
Reimbursable revenues	13.3	17.6	—	7.1	—	38.0
Total operating revenues	359.3	188.8	144.9	45.5	(144.9)	593.6
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	188.8	129.2	91.7	20.8	(50.6)	379.9
Reimbursable expenses	12.9	16.5	—	8.0	—	37.4
Total contract drilling expenses (exclusive of depreciation)	201.7	145.7	91.7	28.8	(50.6)	417.3
Depreciation	17.7	16.2	28.8	8.1	(23.5)	47.3
General and administrative	—	—	7.7	—	18.0	25.7
Merger and integration expenses	—	—	—	—	15.5	15.5
Other operating loss	3.0	—	—	—	—	3.0
Total operating expenses	222.4	161.9	128.2	36.9	(40.6)	508.8
Equity in losses of ARO	—	—	—	—	(3.5)	(3.5)
Operating income	$136.9	$26.9	$16.7	$8.6	$(107.8)	$81.3
Property and equipment, net	$1,346.4	$641.9	$1,311.3	$217.5	$(1,257.9)	$2,259.2
Capital expenditures	$60.3	$35.1	$69.5	$25.7	$(69.0)	$121.6

Three Months Ended September 30, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$293.0	$216.7	$156.8	$45.9	$(156.8)	$555.6
Reimbursable revenues	9.9	20.4	—	9.8	—	40.1
Total operating revenues	302.9	237.1	156.8	55.7	(156.8)	595.7
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	187.7	124.8	91.6	16.3	(52.8)	367.6
Reimbursable expenses	9.4	18.9	—	9.7	—	38.0
Total contract drilling expenses (exclusive of depreciation)	197.1	143.7	91.6	26.0	(52.8)	405.6
Depreciation	15.5	15.3	28.4	3.0	(25.1)	37.1
General and administrative	—	—	5.5	—	21.4	26.9
Total operating expenses	212.6	159.0	125.5	29.0	(56.5)	469.6
Equity in earnings of ARO	—	—	—	—	4.4	4.4
Operating income	$90.3	$78.1	$31.3	$26.7	$(95.9)	$130.5
Property and equipment, net	$1,201.3	$628.9	$1,199.7	$145.4	$(1,140.9)	$2,034.4
Capital expenditures	$37.6	$28.9	$10.9	$—	$(7.6)	$69.8

Nine Months Ended September 30, 2026

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$817.6	$550.4	$399.2	$120.0	$(399.2)	$1,488.0
Reimbursable revenues	29.3	45.8	—	35.1	—	110.2
Total operating revenues	846.9	596.2	399.2	155.1	(399.2)	1,598.2
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	507.3	401.9	238.4	70.9	(117.8)	1,100.7
Reimbursable expenses	28.3	42.4	—	34.8	—	105.5
Total contract drilling expenses (exclusive of depreciation)	535.6	444.3	238.4	105.7	(117.8)	1,206.2
Depreciation	50.6	48.9	75.7	20.4	(61.0)	134.6
General and administrative	—	—	25.4	—	52.8	78.2
Merger and integration expenses	—	—	—	—	40.5	40.5
Other operating loss, net	0.2	—	—	—	—	0.2
Total operating expenses	586.4	493.2	339.5	126.1	(85.5)	1,459.7
Equity in earnings of ARO	—	—	—	—	13.9	13.9
Operating income	$260.5	$103.0	$59.7	$29.0	$(299.8)	$152.4
Property and equipment, net	$1,346.4	$641.9	$1,311.3	$217.5	$(1,257.9)	$2,259.2
Capital expenditures	$174.0	$79.7	$141.1	$72.3	$(139.1)	$328.0

Nine Months Ended September 30, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$968.7	$614.6	$431.4	$122.4	$(431.4)	$1,705.7
Reimbursable revenues	26.0	74.1	—	25.8	—	125.9
Total operating revenues	994.7	688.7	431.4	148.2	(431.4)	1,831.6
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	568.0	365.8	273.6	49.7	(160.3)	1,096.8
Reimbursable expenses	24.4	69.6	—	25.5	—	119.5
Total contract drilling expenses (exclusive of depreciation)	592.4	435.4	273.6	75.2	(160.3)	1,216.3
Depreciation	44.3	42.6	86.6	8.6	(76.4)	105.7
General and administrative	—	—	18.4	—	51.7	70.1
Other operating loss	7.8	—	—	—	—	7.8
Total operating expenses	644.5	478.0	378.6	83.8	(185.0)	1,399.9
Equity in earnings of ARO	—	—	—	—	5.9	5.9
Operating income	$350.2	$210.7	$52.8	$64.4	$(240.5)	$437.6
Property and equipment, net	$1,201.3	$628.9	$1,199.7	$145.4	$(1,140.9)	$2,034.4
Capital expenditures	$89.8	$138.9	$33.0	$—	$(24.5)	$237.2

Information about Geographic Areas

As of September 30, 2026, the geographic distribution of our and ARO's drilling rigs was as follows:

	Floaters	Jackups	Other	Total Valaris (1)	ARO
Middle East & Africa	5	5	7	17	9
Europe	3	10	—	13	—
North & South America	5	3	—	8	—
Asia & Pacific Rim	—	3	—	3	—
Total	13	21	7	41	9
(1)In September 2026, we sold VALARIS 111 for recycling and transferred possession of the rig to the buyer. Accordingly, the rig is excluded from the fleet table above as of September 30, 2026. However, due to a termination right stipulated within the sale agreement, the rig remained on our balance sheet and was classified as held for sale as of September 30, 2026. See "Note 5 - Property and Equipment" for additional information regarding the sale of VALARIS 111.
We provide management services in the Gulf of America on two rigs owned by a third party not included in the table above.

ARO has ordered four newbuild jackups (two which are under construction in the Middle East and two which were ordered in August 2026) that are not included in the table above.

Note 13 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Trade	$502.4	$424.1
Income tax receivables (1)	6.5	49.8
Other	34.2	15.8
	543.1	489.7
Allowance for doubtful accounts (2)	(5.0)	(14.9)
	$538.1	$474.8

(1)We received U.S. income tax refunds totaling approximately $43.0 million during the nine months ended September 30, 2026.
(2)During the second quarter of 2026, we recognized an $11.7 million reversal of previously recognized bad debt expense in connection with a favorable legal settlement resulting in the collection of outstanding customer invoices from 2020.

Other current assets consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Deferred costs	$62.0	$37.7
Prepaid taxes	61.1	58.2
Prepaid expenses	22.0	13.3
Other	48.1	35.5
	$193.2	$144.7

Accrued liabilities and other consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Current contract liabilities (deferred revenues)	$129.9	$87.7
Personnel costs	73.9	81.6
Income and other taxes payable	61.8	73.9
Accrued interest	38.4	15.4
Lease liabilities	27.9	35.6
Accrued claims	14.8	21.3
Other	28.4	27.9
	$375.1	$343.4

Other liabilities consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Unrecognized tax benefits (inclusive of interest and penalties)	$136.6	$136.2
Noncurrent contract liabilities (deferred revenues)	78.1	63.2
Pension and other post-retirement benefits	50.8	68.3
Lease liabilities	41.3	37.3
Other	18.8	20.8
	$325.6	$325.8

Condensed Consolidated Statements of Operations Information

Other, net consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net gain on sale of property	$27.5	$89.5	$63.6	$117.4
Net foreign currency exchange gains (losses)	0.3	(1.8)	(3.1)	(16.1)
Net periodic pension and retiree medical income (loss)	1.0	(0.2)	2.8	(0.7)
Other income (expense)	(0.1)	0.2	0.3	(0.4)
	$28.7	$87.7	$63.6	$100.2

Condensed Consolidated Statement of Cash Flows Information

The following table provides a reconciliation of the amount of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown within the Condensed Consolidated Statements of Cash Flows (in millions):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$525.1	$599.4
Restricted cash—current (1)	5.9	7.0
Restricted cash—non-current (1)	10.6	11.1
	$541.6	$617.5
(1)Restricted cash consists primarily of collateral on letters of credit of $14.8 million and $16.3 million as of September 30, 2026 and December 31, 2025, respectively. Restricted cash—current is included in Other current assets and Restricted cash—non-current is included in Other assets in our Condensed Consolidated Balance Sheets. See "Note 11 - Contingencies" for more information regarding our letters of credit.

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

Customer Concentration - Consolidated revenues with customers that individually contributed 10% or more of revenue in either of the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended
	September 30, 2026				September 30, 2025
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
BP plc ("BP")	6%	4%	5%	15%	5%	3%	6%	14%
Petróleo Brasileiro S.A. ("Petrobras")	13%	—%	—%	13%	13%	—%	—%	13%
Azule Energy ("Azule")	7%	4%	—%	11%	7%	4%	—%	11%
Equinor ASA ("Equinor")	10%	—%	—%	10%	6%	—%	—%	6%
Other customers (1)	25%	24%	2%	51%	20%	33%	3%	56%
	61%	32%	7%	100%	51%	40%	9%	100%

	Nine Months Ended
	September 30, 2026				September 30, 2025
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Petrobras	15%	—%	—%	15%	13%	—%	—%	13%
BP	4%	5%	6%	15%	4%	3%	5%	12%
Azule	9%	4%	—%	13%	7%	3%	—%	10%
Equinor	8%	—%	—%	8%	6%	—%	—%	6%
Other customers (1)	17%	28%	4%	49%	24%	32%	3%	59%
	53%	37%	10%	100%	54%	38%	8%	100%

(1)Other customers includes customers that individually contributed to less than 10% of our total revenues.

Geographic Concentration - For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues for locations that individually had 10% or more of revenue were as follows (in millions):

	Three Months Ended
	September 30, 2026				September 30, 2025
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Brazil	$137.1	$—	$—	$137.1	$144.5	$—	$—	$144.5
Angola	81.1	22.7	—	103.8	65.0	23.0	—	88.0
United Kingdom	—	93.4	—	93.4	—	99.4	—	99.4
Gulf of America	40.9	—	31.6	72.5	48.9	—	32.4	81.3
Australia	—	16.3	—	16.3	40.0	25.9	—	65.9
Other countries (1)	100.2	56.4	13.9	170.5	4.5	88.8	23.3	116.6
	$359.3	$188.8	$45.5	$593.6	$302.9	$237.1	$55.7	$595.7

	Nine Months Ended
	September 30, 2026				September 30, 2025
	Floaters	Jackups	Other	Total	Floaters	Jackups	Other	Total
Brazil	$361.2	$—	$—	$361.2	$462.7	$—	$—	$462.7
Angola	225.8	69.5	—	295.3	149.5	48.6	—	198.1
United Kingdom	—	287.5	—	287.5	—	297.9	—	297.9
Gulf of America	122.7	1.0	96.0	219.7	180.0	—	93.2	273.2
Australia	—	48.5	—	48.5	117.6	111.5	—	229.1
Other countries (1)	137.2	189.7	59.1	386.0	84.9	230.7	55.0	370.6
	$846.9	$596.2	$155.1	$1,598.2	$994.7	$688.7	$148.2	$1,831.6

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

EXECUTIVE SUMMARY

Our Business

We are a leading provider of offshore contract drilling services to the international oil and gas industry with operations in almost every major offshore market across six continents. Our fleet of offshore drilling rigs is among the largest in the world and includes one of the highest specification ultra-deepwater fleets, as well as a leading premium jackup fleet. As of November 3, 2026, we own 41 rigs, including 13 drillships and 28 jackup rigs, and a 50% equity interest in ARO, our 50/50 unconsolidated joint venture with Saudi Aramco, which owns an additional nine rigs.

Pending Business Combination with Transocean

On February 9, 2026, Valaris and Transocean Ltd. ("Transocean"), entered into a Business Combination Agreement under which Transocean will acquire all of the issued and outstanding common shares of Valaris in exchange for shares of Transocean at an exchange ratio of 15.235 Transocean shares for each Valaris common share (the "Business Combination"). Upon completion and on a fully diluted basis assuming conversion to shares of Transocean’s exchangeable bonds due 2029, Transocean shareholders would own approximately 53% of the combined company, with Valaris shareholders owning the remaining 47%. The completion of the Business Combination is subject to customary closing conditions, including shareholder approvals. All required regulatory approvals have been obtained and applicable regulatory waiting periods are expected to expire or terminate.

Shareholder meetings for both Valaris and Transocean are scheduled for November 24, 2026, and a hearing before the Supreme Court of Bermuda to sanction the Business Combination is scheduled for November 26, 2026. Subject to receipt of the requisite shareholder and court approvals, and satisfaction of the remaining closing conditions, the Business Combination is expected to close on or about December 1, 2026.

See "Note 1 - Unaudited Condensed Consolidated Financial Statements - Pending Business Combination with Transocean" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the Business Combination.

Our Industry

The offshore drilling industry is cyclical and primarily influenced by global energy demand, oil and gas supply dynamics, geopolitical factors and customer capital allocation decisions. Periods of oil oversupply generally place downward pressure on commodity prices, while periods of undersupply can result in higher and more volatile oil prices, influencing investment decisions across the upstream sector. While the oil market began the year in a period of oversupply, the ongoing conflicts in the Middle East have reduced supply and increased uncertainty and volatility in global energy markets. The conflicts have also reinforced the strategic importance of energy security and market participants generally expect the global oil and gas market to tighten over the next few years, driven by past underinvestment in upstream development and slowing production growth from non-OPEC sources. Industry studies, including those published by the International Energy Agency and the U.S. Energy Information Administration, indicate that substantial upstream investment is required to offset natural field declines and maintain existing production levels.

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

Inflationary pressures impact our cost base, resulting in increased personnel costs as well as in the prices of goods and services required to operate our rigs or execute capital projects. Additionally, the weakening of the U.S. dollar against foreign currencies may increase costs in certain foreign jurisdictions in which we operate. We expect that our costs will continue to rise in the near term, particularly given the higher oil prices and potential impact of increased tariffs on global trade, and although certain of our long-term contracts contain provisions for escalating costs, we cannot predict with certainty our ability to successfully claim recoveries of higher costs from our customers under these contractual stipulations.

Conflicts in the Middle East

Our operations and assets located in the Middle East have been subject to elevated geopolitical risk due to ongoing conflicts and military activity in the region. As a result, our operating income was negatively impacted by approximately $24.0 million and $62.0 million for the three and nine months ended September 30, 2026, respectively. These impacts primarily reflected incremental costs and lower revenues associated with project delays for VALARIS 250 and VALARIS 116 (approximately $15.0 million and $29.0 million for the three and nine months ended September 30, 2026, respectively), which were undergoing planned maintenance and contract preparation projects in shipyards located in the region beginning in late 2025, and incremental costs to maintain insurance coverage for war-related risks for jackups that we operate in the region (approximately $7.0 million and $26.0 million for the three and nine months ended September 30, 2026, respectively). The adverse impacts began to moderate during the third quarter of 2026 as VALARIS 250 and VALARIS 116 recommenced their bareboat charter contracts in July and September, respectively.

The geopolitical environment in the Middle East remains volatile, and if the ongoing conflicts persist or escalate, including a further expansion of hostilities, the negative impact on our operating income could be significantly higher than amounts incurred to date and could also adversely affect the operating performance of ARO. A further escalation of conflict could result in additional military actions, economic sanctions or other governmental measures, including attacks on energy infrastructure and disruptions to regional ports or further restrictions on maritime traffic through key waterways such as the Strait of Hormuz. Continued disruptions or closures affecting ports or key waterways, through which a substantial portion of the region’s maritime traffic and energy‑related logistics transit, could materially affect our ability, and that of ARO, to mobilize assets, transport personnel and supplies, or perform drilling and related services in a timely and cost‑effective manner.

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

The following table summarizes our and 100% of ARO's contract backlog of business as of November 2, 2026 and February 17, 2026 (in millions):

	November 2, 2026	February 17, 2026
Floaters (1)	$2,904.1	$3,030.8
Jackups (2)	1,166.7	1,125.8
Other (3)	679.3	515.7
Total	$4,750.1	$4,672.3
ARO (4)	$2,198.6	$2,011.3
(1)The decrease for Floaters is primarily due to revenues realized, partially offset by a contract extension for VALARIS DS-4, a two-well contract for VALARIS DS-18 and a one-well contract extension for VALARIS DS-12, which resulted in incremental aggregate backlog of approximately $545.0 million.
(2)The increase for Jackups is primarily due to various contract awards and extensions executed, which resulted in incremental aggregate backlog of approximately $445.0 million, partially offset by revenues realized.
(3)Other includes the backlog for our managed rig services and the bareboat charter backlog for the jackup rigs leased to ARO in order for ARO to fulfill certain of its drilling contracts with Saudi Aramco. The increase in Other primarily relates to the execution of three-year service contracts for both of our managed rigs, which resulted in incremental aggregate backlog of approximately $290.0 million.
(4)The increase for ARO is primarily due to three-year contract extensions for five ARO-owned rigs.

BUSINESS ENVIRONMENT

Floaters

Within the floater segment, utilization for the global marketed drillship fleet was approximately 90% as of September 30, 2026 and included 10 drillships across the industry that were not working at quarter-end due to gaps between contracts. Market conditions are expected to continue to improve as these rigs commence new contracts with nine of these 10 rigs scheduled to return to work during 2026 or in early 2027, including VALARIS DS-18. Some customers continue to favor more technically capable and efficient assets, particularly to support complex deepwater developments. Seventh-generation drillships may be preferred and have achieved higher utilization and stronger day rates relative to older assets, a trend that is expected to continue. We believe we are well positioned with 12 of 13 of our drillships being seventh-generation units, although we continue to face competition from other types of floaters, including those of older generations.

Utilization for benign environment semisubmersibles continues to be lower than for drillships. In response to these market conditions, we retired three benign environment semisubmersibles in 2025 and sold VALARIS DPS-1 and VALARIS MS-1 for recycling in April and September 2026, respectively. As a result, we no longer have any semisubmersible rigs in our floater fleet.

From a supply perspective, rig attrition over the past decade has resulted in a reduced global floater fleet to meet customer demand. The supply of benign environment floaters, such as those in our fleet, has decreased by more than 45% from a peak of approximately 280 rigs in 2014 to 148 rigs as of September 30, 2026. This decrease is primarily attributable to rig retirements, including 17 benign environment floaters retired since the beginning of 2025. Further, given the expected high construction cost and lack of shipyard capacity, we do not believe that current market conditions are supportive of floater newbuild construction.

Jackups

Global jackup utilization remained solid at approximately 90% as of September 30, 2026, driven primarily by demand from national oil companies focused on energy security and infrastructure development. However, ongoing conflicts in the Middle East have disrupted offshore operations in certain parts of the region and uncertainty remains regarding when operating conditions will fully normalize, which may impact the timing of future work programs in the region.

From a supply perspective, as of September 30, 2026, there were 489 jackups in the global fleet, with 28% of the current jackup fleet being more than 40 years of age with limited useful lives remaining. Further, we believe that some of the jackups that are currently idle are not competitive, either due to their age or the length of time stacked. Expenditures required to reactivate some of these rigs may prove cost prohibitive and drilling contractors may instead elect to scrap certain rigs.

RESULTS OF OPERATIONS

Management believes the comparison of the most recently completed quarter to the immediately preceding quarter provides more relevant information needed to understand and analyze the business. As such, as permitted under applicable SEC rules, we have elected to discuss any material changes in our results of operations by including a comparison of our most recently completed fiscal quarter ended September 30, 2026 (the "current quarter") to the immediately preceding fiscal quarter ended June 30, 2026 (the "preceding quarter"). We also discuss any material changes in our results of operations for the nine months ended September 30, 2026 (the "current year period") compared to the corresponding period of the preceding fiscal year (the "prior year period"), as required under the applicable SEC rules.

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

Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026

The following table summarizes our Condensed Consolidated Results of Operations for the three months ended September 30, 2026 and June 30, 2026 (in millions, except percentages):

	Three Months Ended		Change	% Change
	September 30, 2026	June 30, 2026
Operating revenues
Revenues (exclusive of reimbursable revenues)	$555.6	$502.3	$53.3	11%
Reimbursable revenues	38.0	36.9	1.1	3%
Total operating revenues	593.6	539.2	54.4	10%
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	379.9	380.4	(0.5)	—%
Reimbursable expenses	37.4	35.1	2.3	7%
Total contract drilling expenses (exclusive of depreciation)	417.3	415.5	1.8	—%
Depreciation	47.3	44.6	2.7	6%
General and administrative	25.7	27.2	(1.5)	(6)%
Merger and integration expenses	15.5	11.4	4.1	36%
Other operating loss	3.0	—	3.0	NM
Total operating expenses	508.8	498.7	10.1	2%
Equity in earnings (losses) of ARO	(3.5)	10.6	(14.1)	(133)%
Operating income	81.3	51.1	30.2	59%
Other income, net	20.1	29.5	(9.4)	(32)%
Provision for income taxes	54.7	33.6	21.1	63%
Net income	46.7	47.0	(0.3)	(1)%
Net (income) loss attributable to noncontrolling interests	(0.6)	3.4	(4.0)	(118)%
Net income attributable to Valaris	$46.1	$50.4	$(4.3)	(9)%
NM - Not meaningful

Revenues increased in the current quarter compared to the preceding quarter, partially driven by incremental revenues of $52.3 million for VALARIS DS-10 and VALARIS DS-15, which completed shipyard projects and commenced new contracts in June and September, respectively. For the remaining fleet, we had a $14.7 million increase in average daily revenues, primarily driven by VALARIS DS-9, which commenced a new contract at a higher day rate in the current quarter, partially offset by a $11.1 million net decrease from fewer operating days relative to the preceding quarter, largely attributable to downtime for repairs and scheduled maintenance for various rigs in the current quarter, including VALARIS 249 which was in the shipyard for scheduled maintenance ahead of its next contract.

Contract drilling expense remained relatively flat in the current quarter compared to the preceding quarter, largely attributable to a $6.5 million decrease in insurance expense related to war-risk insurance costs, primarily due to the negotiation of longer-term insurance policies at reduced rates late in the preceding quarter for certain jackup rigs operating in the Middle East, $4.3 million of lower repair and maintenance costs associated with VALARIS 250 and VALARIS 116, which were undergoing scheduled maintenance through the preceding quarter and recommenced operations in the current quarter, and a $3.4 million decrease in personnel-related costs. These decreases were largely offset by an $11.7 million increase in expense resulting from the reversal of previously recognized bad debt expense in the preceding quarter following a favorable legal settlement and the associated collection of outstanding customer invoices from 2020.

Merger and integration expenses increased in the current quarter compared to the preceding quarter, primarily due to higher professional fees incurred in connection with the pending Business Combination.

Other operating loss for the current quarter includes a $3.0 million non-cash loss on impairment recognized in connection with the retirement and sale of VALARIS MS-1 for recycling in September 2026. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the sale of VALARIS MS-1.

Equity in earnings (losses) of ARO decreased compared to the preceding quarter, primarily due to the non-recurring recognition of $14.3 million in additional income in the preceding quarter, which represents our proportionate share of adjustments recorded by ARO during the completion of its 2025 financial statements subsequent to the issuance of our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 20, 2026 (our "Annual Report"). See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding our investment in ARO.

Other income (expense), net, decreased primarily due to $10.2 million of lower pre-tax gains recognized on the sale of assets in the current quarter relative to the preceding quarter.

The consolidated effective tax rates, excluding the impact of discrete tax items, for the current quarter and preceding quarter were 20.1% and 19.8%, respectively. Discrete tax items during the current quarter were primarily related to rig sales, partially offset by the resolution of prior period tax matters. Discrete tax items during the preceding quarter were primarily related to the resolution of prior period tax matters.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table summarizes our Condensed Consolidated Results of Operations for the nine months ended September 30, 2026 and 2025 (in millions, except percentages):

	Nine Months Ended		Change	% Change
	September 30, 2026	September 30, 2025
Operating revenues
Revenues (exclusive of reimbursable revenues)	$1,488.0	$1,705.7	$(217.7)	(13)%
Reimbursable revenues	110.2	125.9	(15.7)	(12)%
Total operating revenues	1,598.2	1,831.6	(233.4)	(13)%
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	1,100.7	1,096.8	3.9	—%
Reimbursable expenses	105.5	119.5	(14.0)	(12)%
Total contract drilling expenses (exclusive of depreciation)	1,206.2	1,216.3	(10.1)	(1)%
Depreciation	134.6	105.7	28.9	27%
General and administrative	78.2	70.1	8.1	12%
Merger and integration expenses	40.5	—	40.5	NM
Other operating loss, net	0.2	7.8	(7.6)	(97)%
Total operating expenses	1,459.7	1,399.9	59.8	4%
Equity in earnings of ARO	13.9	5.9	8.0	136%
Operating income	152.4	437.6	(285.2)	(65)%
Other income, net	40.0	78.3	(38.3)	(49)%
Provision for income taxes	116.7	253.6	(136.9)	(54)%
Net income	75.7	262.3	(186.6)	(71)%
Net loss attributable to noncontrolling interests	4.4	3.0	1.4	47%
Net income attributable to Valaris	$80.1	$265.3	$(185.2)	(70)%
NM - Not meaningful

Revenues decreased compared to the prior year period, partially driven by lower operating revenues of $163.9 million for VALARIS 247, VALARIS DPS-1 and VALARIS MS-1, which completed their contracts in the second half of 2025 and were subsequently sold in August 2025, April 2026 and September 2026, respectively. For the remaining fleet, we had a net decrease of $116.7 million from fewer operating days, primarily attributable to certain floaters which were either preparing for contracts or warm stacked between contracts during the current year period. These decreases were partially offset by a net increase of $59.1 million from higher average daily revenues as a result of various rigs working under higher day rate contracts compared to the prior year period.

Contract drilling expense remained relatively flat compared to the prior year period, primarily due to higher repair and maintenance costs of $67.3 million, largely attributable to various rigs which were undergoing scheduled maintenance and upgrade projects and/or repairs in the current year period, and a $23.0 million increase in insurance expenses primarily to maintain coverage for war-related risks for certain rigs within our Jackups and Other fleets which are located in the Middle East. Further contributing to the increase were $7.3 million from higher onshore support costs incurred in the current year period, partially driven by higher compensation costs related to our long-term incentive plans, and $3.8 million from higher amortization of mobilization costs as a result of various rigs mobilizing and commencing new contracts since the end of the prior year period. There was also a net $5.4 million increase attributable to non-recurring items, comprised of a $17.1 million accrual reversal in the prior year period related to a favorable arbitration outcome for a previously disclosed patent license litigation, partially offset by an $11.7 million reversal of previously recognized bad debt expense during the current year period in connection with a favorable legal settlement resulting in the collection of outstanding customer invoices from 2020. These increases were partially offset by lower operating costs of $103.8 million for rigs which have been sold.

Depreciation expense increased primarily due to new assets placed in service since the prior year period, including those related to rigs that underwent capital upgrades.

General and administrative expense increased primarily due to $5.2 million of higher compensation costs related to our long-term incentive plans and $1.3 million of higher professional fees compared to the prior year period.

Merger and integration expenses were $40.5 million for the nine months ended September 30, 2026 primarily due to professional fees incurred in connection with the pending Business Combination.

Other operating loss, net, includes non-cash losses on impairments and related gains on remeasurements of our assets which are classified as held for sale. During the current year period, we recognized a net $0.2 million other operating loss relating to the sales of VALARIS MS-1 and VALARIS DPS-1. In connection with retirement and sale of VALARIS DPS-3, VALARIS DPS-5 and VALARIS DPS-6 (collectively, the "Retired Semis") in 2025, we recognized a non-cash loss on impairment of $7.8 million during the prior year period. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the Retired Semis, VALARIS DPS-1 and VALARIS MS-1.

Equity in earnings of ARO increased compared to the prior year period, primarily due to the recognition of $14.3 million of additional income, which represents our proportionate share of adjustments recorded by ARO during the completion of its 2025 financial statements subsequent to the issuance of our Annual Report. See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding our investment in ARO.

Other income, net, decreased primarily due to $53.8 million of lower pre-tax gains recognized on the sale of assets, which were partially offset by $13.0 million of favorable foreign currency exchange rate fluctuations relative to the prior year period.

The consolidated effective tax rates, excluding the impact of discrete tax items, for the nine months ended September 30, 2026 and prior year period were 21.1% and 14.8%, respectively. Discrete tax items during the nine months ended September 30, 2026 were primarily related to rig sales, partially offset by the resolution of prior period tax matters. Discrete tax items during the prior year period were primarily attributable to the establishment of a $168.8 million valuation allowance in connection with the retirement of the Retired Semis.

Rig Counts, Utilization and Average Daily Revenue

The following table summarizes the total and active offshore drilling rigs for Valaris and ARO as of the following dates:

	September 30, 2026	June 30, 2026	September 30, 2025
Total Fleet
Floaters (1)	13	14	15
Jackups (2) (3)	21	23	26
Other (4)	7	7	7
Total Fleet - Valaris	41	44	48
ARO (5)	9	9	9

Active Fleet (6)
Floaters (7)	10	11	12
Jackups (8)	17	17	17
Other (4)	7	7	7
Active Fleet - Valaris	34	35	36
ARO (5)	9	9	9

(1)During the second and third quarter of 2026, we sold VALARIS DPS-1 and VALARIS MS-1, respectively, for recycling.
(2)During the second and third quarter of 2026, we sold VALARIS 104 and VALARIS 109, respectively. During the fourth quarter of 2025, we sold VALARIS 102 and VALARIS 145.
(3)In September 2026, we sold VALARIS 111 for recycling and transferred possession of the rig to the buyer. Accordingly, the rig is excluded from the fleet table above as of September 30, 2026. However, due to a termination right stipulated within the sale agreement, the rig remained on our balance sheet and was classified as held for sale as of September 30, 2026. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the sale of VALARIS 111.
(4)This represents the jackup rigs leased to ARO through bareboat charter agreements whereby substantially all operating costs are incurred by ARO. Rigs leased to ARO operate under long-term contracts with Saudi Aramco.
(5)This represents the jackup rigs owned by ARO, which are operating under long-term contracts with Saudi Aramco. This table does not include four ARO newbuild jackups — two that are under construction in the Middle East and two that were ordered in August 2026.
(6)Active fleet represents rigs that are not preservation stacked or classified as held for sale and includes rigs that are in the process of being reactivated.

(7)During the fourth quarter of 2025, we classified VALARIS DPS-1 as held for sale, removing it from the active fleet. The rig was sold in the second quarter of 2026. During the third quarter of 2026, we sold VALARIS MS-1.

(8)During the third quarter of 2025, we sold VALARIS 247.

We provide management services in the Gulf of America on two rigs owned by a third-party that are not included in the table above.

Operating results for our contract drilling services segment are largely dependent on two primary revenue metrics: utilization and day rates. The following table summarizes our and ARO's rig utilization and average daily revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Rig Utilization - Total Fleet (1)
Floaters	58%	47%	46%	57%
Jackups	64%	64%	65%	60%
Other (2)	89%	78%	81%	100%
Total Valaris	67%	61%	62%	66%
ARO	89%	77%	82%	87%

Rig Utilization - Active Fleet (1)
Floaters	75%	62%	60%	76%
Jackups	85%	90%	90%	91%
Other (2)	89%	78%	81%	100%
Total Valaris	83%	79%	79%	88%
ARO	89%	77%	82%	87%

Average Daily Revenue (3)
Floaters	$469,000	$451,000	$455,000	$381,000
Jackups	131,000	134,000	134,000	137,000
Other (2)	52,000	53,000	57,000	50,000
Total Valaris	$200,000	$189,000	$187,000	$180,000
ARO	$111,000	$113,000	$112,000	$113,000

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
Segment information for the current quarter and preceding quarter is as follows (in millions):

Three Months Ended September 30, 2026

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues)	$346.0	$171.2	$144.9	$38.4	$(144.9)	$555.6
Reimbursable revenues	13.3	17.6	—	7.1	—	38.0
Total operating revenues	359.3	188.8	144.9	45.5	(144.9)	593.6
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	188.8	129.2	91.7	20.8	(50.6)	379.9
Reimbursable expenses	12.9	16.5	—	8.0	—	37.4
Total contract drilling expenses (exclusive of depreciation)	201.7	145.7	91.7	28.8	(50.6)	417.3
Depreciation	17.7	16.2	28.8	8.1	(23.5)	47.3
General and administrative	—	—	7.7	—	18.0	25.7
Merger and integration expenses	—	—	—	—	15.5	15.5
Other operating loss	3.0	—	—	—	—	3.0
Total operating expenses	222.4	161.9	128.2	36.9	(40.6)	508.8
Equity in losses of ARO	—	—	—	—	(3.5)	(3.5)
Operating income	$136.9	$26.9	$16.7	$8.6	$(107.8)	$81.3

Three Months Ended June 30, 2026

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues)	$279.0	$183.4	$126.9	$39.9	$(126.9)	$502.3
Reimbursable revenues	11.0	13.8	—	12.1	—	36.9
Total operating revenues	290.0	197.2	126.9	52.0	(126.9)	539.2
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	167.9	143.9	71.6	27.4	(30.4)	380.4
Reimbursable expenses	10.5	12.7	—	11.9	—	35.1
Total contract drilling expenses (exclusive of depreciation)	178.4	156.6	71.6	39.3	(30.4)	415.5
Depreciation	17.2	16.2	22.0	6.1	(16.9)	44.6
General and administrative	—	—	10.6	—	16.6	27.2
Merger and integration expenses	—	—	—	—	11.4	11.4
Total operating expenses	195.6	172.8	104.2	45.4	(19.3)	498.7
Equity in earnings of ARO	—	—	—	—	10.6	10.6
Operating income	$94.4	$24.4	$22.7	$6.6	$(97.0)	$51.1

Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026

Floaters

Floater revenues increased $67.0 million, or 24%, for the current quarter compared to the preceding quarter, primarily driven by incremental revenues of $52.3 million for VALARIS DS-10 and VALARIS DS-15, which completed shipyard projects and commenced new contracts in June and September, respectively. Further contributing to the increase were $8.4 million from higher average daily revenues for the remaining fleet, primarily attributable to VALARIS DS-9, which commenced a new contract at a higher day rate in the current quarter, and a net $6.2 million from more operating days, primarily driven by VALARIS DS-12, which commenced its contract in April relative to a full quarter of operations in the current quarter.

Floater contract drilling expense increased $20.9 million, or 12%, for the current quarter compared to the preceding quarter, primarily due to an $11.7 million increase in expense resulting from the reversal of previously recognized bad debt expense in the preceding quarter following a favorable legal settlement and the associated collection of outstanding customer invoices from 2020. Further contributing to the increase were $5.2 million of higher amortized mobilization costs and $2.3 million of higher personnel-related costs, both of which were largely attributable to rigs commencing new contracts since late in the preceding quarter.

Jackups

Jackup revenues decreased $12.2 million, or 7%, for the current quarter compared to the preceding quarter, primarily due to a net decrease of $13.7 million from fewer operating days, largely driven by VALARIS 249, which entered the shipyard early in the current quarter for scheduled maintenance projects ahead of its next contract, and certain rigs in the North Sea which were mobilizing between contracts in the current quarter.

Jackup contract drilling expense decreased $14.7 million, or 10%, for the current quarter compared to the preceding quarter, primarily due to $5.8 million of lower mobilization costs, largely driven by VALARIS 106, which mobilized to the shipyard for leg repairs in the preceding quarter and lower amortized mobilization costs for other rigs. Further contributing to the decrease was $5.6 million of lower personnel-related costs primarily attributable to rigs that were undergoing scheduled maintenance and repairs in the current quarter. In addition, we had a $4.4 million decrease in insurance expense related to war-risk insurance costs, primarily due to the negotiation of longer-term insurance policies at reduced rates late in the preceding quarter for certain jackup rigs operating in the Middle East. These decreases were partially offset by a $3.1 million increase in repair and maintenance costs, largely driven by VALARIS 249.

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

ARO revenue increased $18.0 million, or 14%, for the current quarter compared to the preceding quarter, primarily due to a net increase of $16.7 million from more operating days, largely driven by certain rigs, including VALARIS 250 and VALARIS 116, which recommenced operations during the current quarter following scheduled maintenance and contract preparations in the preceding quarter.

ARO contract drilling expense increased $20.1 million, or 28%, for the current quarter compared to the preceding quarter primarily due to an aggregate $15.4 million of non-recurring adjustments which reduced expense in the preceding quarter that were recorded by ARO in connection with the finalization of its 2025 financial statements during the preceding quarter and $6.2 million of increased bareboat charter expenses for VALARIS 250 and VALARIS 116 during the current quarter.

ARO depreciation expense increased $6.8 million, or 31%, for the current quarter compared to the preceding quarter primarily due to new assets placed in service for certain rigs that underwent capital upgrades.

Other

Other revenue decreased $1.5 million, or 4%, for the current quarter compared to the preceding quarter, primarily driven by the recognition of $6.1 million of compensation from ARO recognized in the preceding quarter for certain contractual obligations relating to a previously terminated bareboat charter, largely offset by higher revenues for VALARIS 250 and VALARIS 116, which recommenced operations during the current quarter.

Other contract drilling expense decreased $6.6 million, or 24%, for the current quarter compared to the preceding quarter, primarily due to lower repair and maintenance costs of $4.3 million as a result of VALARIS 250 and VALARIS 116 completing their scheduled maintenance and contract preparations during the current quarter, and a $2.1 million decrease in insurance expense related to war-risk insurance costs for VALARIS 250 and VALARIS 116, which are operating in the Middle East.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Segment information for the nine months ended September 30, 2026 and 2025 is as follows (in millions):

Nine Months Ended September 30, 2026

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues:
Revenues (exclusive of reimbursable revenues)	$817.6	$550.4	$399.2	$120.0	$(399.2)	$1,488.0
Reimbursable revenues	29.3	45.8	—	35.1	—	110.2
Total operating revenues	846.9	596.2	399.2	155.1	(399.2)	1,598.2
Operating expenses:
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	507.3	401.9	238.4	70.9	(117.8)	1,100.7
Reimbursable expenses	28.3	42.4	—	34.8	—	105.5
Total contract drilling expenses (exclusive of depreciation)	535.6	444.3	238.4	105.7	(117.8)	1,206.2
Depreciation	50.6	48.9	75.7	20.4	(61.0)	134.6
General and administrative	—	—	25.4	—	52.8	78.2
Merger and integration expenses	—	—	—	—	40.5	40.5
Other operating loss, net	0.2	—	—	—	—	0.2
Total operating expenses	586.4	493.2	339.5	126.1	(85.5)	1,459.7
Equity in earnings of ARO	—	—	—	—	13.9	13.9
Operating income	$260.5	$103.0	$59.7	$29.0	$(299.8)	$152.4

Nine Months Ended September 30, 2025

	Floaters	Jackups	ARO	Other	Reconciling Items	Consolidated Total
Operating revenues
Revenues (exclusive of reimbursable revenues)	$968.7	$614.6	$431.4	$122.4	$(431.4)	$1,705.7
Reimbursable revenues	26.0	74.1	—	25.8	—	125.9
Total operating revenues	994.7	688.7	431.4	148.2	(431.4)	1,831.6
Operating expenses
Contract drilling expenses (exclusive of depreciation and reimbursable expenses)	568.0	365.8	273.6	49.7	(160.3)	1,096.8
Reimbursable expenses	24.4	69.6	—	25.5	—	119.5
Total contract drilling expenses (exclusive of depreciation)	592.4	435.4	273.6	75.2	(160.3)	1,216.3
Depreciation	44.3	42.6	86.6	8.6	(76.4)	105.7
General and administrative	—	—	18.4	—	51.7	70.1
Other operating loss	7.8	—	—	—	—	7.8
Total operating expenses	644.5	478.0	378.6	83.8	(185.0)	1,399.9
Equity in earnings of ARO	—	—	—	—	5.9	5.9
Operating income	$350.2	$210.7	$52.8	$64.4	$(240.5)	$437.6

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Floaters

Floater revenues decreased $151.1 million, or 16%, during the nine months ended September 30, 2026 compared to the prior year period, partially driven by lower operating revenues of $112.3 million for VALARIS DPS-1 and VALARIS MS-1, which completed their contracts and were sold for recycling since the end of the prior year period. For the remaining fleet, we had a net decrease of $76.6 million from fewer operating days, largely attributable to various rigs which were either preparing for contracts or warm stacked between contracts during the current year period, partially offset by a net increase of $45.6 million from higher average daily revenues for various drillships which were operating under higher day rate contracts relative to the prior year period.

Floater contract drilling expense decreased $60.7 million, or 11%, during the nine months ended September 30, 2026 compared to the prior year period, primarily due to lower operating costs of $81.3 million for rigs which have been sold since the prior year period. For the remaining fleet, there were lower personnel-related costs of $11.1 million, largely driven by rigs that were warm-stacked or preparing for contracts during the current year period, and lower amortized mobilization costs of $4.0 million. These decreases were partially offset by a $32.1 million increase in repair and maintenance costs, primarily attributable to rigs which were undergoing scheduled maintenance and upgrade projects during the current year period. Further contributing to the offsetting increase was a net $5.4 million increase attributable to non-recurring items, comprised of a $17.1 million accrual reversal in the prior year period related to a favorable arbitration outcome for a previously disclosed patent license litigation, partially offset by an $11.7 million reversal of previously recognized bad debt expense during the current year period in connection with the execution of a favorable settlement resulting in the collection of outstanding customer invoices from 2020.

Floater depreciation expense increased $6.3 million, or 14%, during the nine months ended September 30, 2026 compared to the prior year period, primarily due to new assets placed in service for certain rigs that underwent capital upgrades.

Other operating loss, net, for the current year period is comprised of a non-cash loss on impairment of $3.0 million related to the retirement and sale of VALARIS MS-1 for recycling in September 2026 and a gain on remeasurement of VALARIS DPS-1 (which was classified as held for sale during the first quarter of 2026) of $2.8 million during the first quarter of 2026. For the prior year period, other operating loss includes a $7.8 million non-cash loss on impairment recognized in connection with retirement and sale of VALARIS DPS-3, VALARIS DPS-5 and VALARIS DPS-6 (collectively, the "Retired Semis") in 2025. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding the Retired Semis, VALARIS DPS-1 and VALARIS MS-1.

Jackups

Jackup revenues decreased $64.2 million, or 10%, during the nine months ended September 30, 2026 compared to the prior year period, largely driven by lower operating revenues of $51.6 million for VALARIS 247, which completed its contract and was sold during the third quarter of 2025. For the remaining fleet, we had a net decrease of $13.7 million from average daily revenues, primarily due to certain jackups in the North Sea providing lower day rate accommodation services during the current year period.

Jackup contract drilling expense increased $36.1 million, or 10%, during the nine months ended September 30, 2026 compared to the prior year period, primarily due to $22.6 million of higher repair and maintenance costs, largely attributable to scheduled maintenance for VALARIS 117 and VALARIS 249 and unplanned leg repairs for VALARIS 106, and $19.0 million of incremental insurance expenses to maintain coverage for war-related risks for certain rigs which are located in the Middle East. Further contributing to the increase were $9.6 million of higher mobilization costs, primarily due to the mobilization of VALARIS 106 to the shipyard and higher amortized mobilization costs for other rigs during the current year period, and $8.3 million of higher personnel-related costs, partially driven by wage increases in certain regions. These increases were partially offset by lower operating costs of $22.5 million for VALARIS 247.

Jackup depreciation expense increased $6.3 million, or 15%, during the nine months ended September 30, 2026 compared to the prior year period, primarily due to new assets placed in service for certain rigs that underwent capital upgrades.

ARO

ARO revenue decreased $32.2 million, or 7%, during the nine months ended September 30, 2026 compared to the prior year period, primarily due to a net decrease of $79.0 million from fewer operating days, largely driven by certain rigs, including VALARIS 250 and VALARIS 116, which were undergoing planned maintenance and contract preparation projects during the current year period. This decrease was partially offset by incremental revenues of $29.5 million for VALARIS 76, which commenced a new contract in December 2025, and a net increase of $16.7 million from higher average daily revenues as a result of the commencement of five long-term contract extensions during 2025 at higher day rates than those previously earned.

ARO contract drilling expense decreased $35.2 million, or 13%, during the nine months ended September 30, 2026 compared to the prior year period, primarily due to lower operating costs of $51.6 million for VALARIS 250 and VALARIS 116, which were in the shipyard for scheduled maintenance projects in the current year period. Further contributing to the decrease was an aggregate $15.4 million of non-recurring adjustments recorded by ARO in connection with the finalization of its 2025 financial statements during the current year period. These decreases were partially offset by incremental operating costs of $20.2 million for VALARIS 76 compared to the prior year period and $11.6 million of higher bareboat charter lease expense for five of our leased rigs which commenced long-term bareboat charter lease extensions at higher rates during 2025.

ARO depreciation expense decreased $10.9 million, or 13%, comparing the two periods, primarily due to assets that were fully depreciated since the prior year period.

Other

Other revenue remained relatively flat during the nine months ended September 30, 2026 compared to the prior year period, primarily due to a net decrease in lease revenue of $35.7 million for VALARIS 250 and VALARIS 116, which were undergoing planned maintenance and contract preparation projects during much of the current year period, largely offset by $18.8 million of incremental lease revenue from the commencement of operations for VALARIS 76 in December 2025 and a net increase of $4.7 million in lease revenue for the remaining leased rigs. Further contributing to the offset were $6.1 million of compensation from ARO recognized in the current year period for certain contractual obligations relating to a previously terminated bareboat charter and $3.7 million of higher revenue for our managed rigs.

Other contract drilling expense increased $21.2 million, or 43%, during the nine months ended September 30, 2026 compared to the prior year period, primarily due to a $12.6 million increase in repair and maintenance costs, largely driven by planned maintenance and contract preparation projects for VALARIS 250 and VALARIS 116, and a $4.0 million increase in insurance expenses to maintain coverage for war-related risks for VALARIS 250 and VALARIS 116, which are located in the Middle East.

Other depreciation expense increased $11.8 million, or 137%, relative to the prior year period, primarily due to capital upgrades placed in service since the end of the prior year period.

Other Income (Expense)

The following table summarizes other income (expense) (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Net gain on sale of property	$27.5	$37.7	$63.6	$117.4
Interest expense, net	(24.9)	(24.0)	(73.2)	(74.0)
Interest income	16.3	16.3	49.6	52.1
Net foreign currency exchange gains (losses)	0.3	(1.7)	(3.1)	(16.1)
Net periodic pension and retiree medical income (loss)	1.0	0.9	2.8	(0.7)
Other, net	(0.1)	0.3	0.3	(0.4)
	$20.1	$29.5	$40.0	$78.3

Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026

Net gains on sale of property for the current quarter related to the sale of VALARIS 109, which resulted in the recognition of a pre-tax gain of $31.3 million, which was partially offset by net losses on sales of capital spares. Net gains on sale of property for the preceding quarter related to the sale of VALARIS 104, which resulted in the recognition of a pre-tax gain of $36.6 million. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding these asset sales.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net gains on sale of property for the nine months ended September 30, 2026 were largely attributable to the sales of VALARIS 104 and VALARIS 109, which resulted in the recognition of pre-tax gains of $36.6 million and $31.3 million, respectively. Net gains on sale of property for the prior year period primarily related to the sales of VALARIS 247, VALARIS 75 and an office in Angola, which resulted in non-recurring pre-tax gains of $88.4 million, $23.0 million and $4.0 million, respectively. See "Note 5 - Property and Equipment" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information regarding these asset sales.

Net foreign currency exchange losses were $3.1 million during the nine months ended September 30, 2026 compared to $16.1 million in the prior year period, primarily driven by favorable exchange rate movements in the euro, British pound and Brazilian real, partially offset by unfavorable exchange rate movement in the Malaysian ringgit relative to the prior year period.

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

Our cash and cash equivalents as of September 30, 2026 and December 31, 2025 were $525.1 million and $599.4 million, respectively. We have no debt principal payments due until 2030 and had $375.0 million available for borrowing, including up to $150.0 million for the issuance of letters of credit, under the 2028 Credit Agreement as of October 30, 2026. See below and "Note 8 - Debt" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on the 2028 Credit Agreement and the 8.375% Second Lien Notes due 2030.

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

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$155.3	$474.0
Capital expenditures	$(328.0)	$(237.2)

During the nine months ended September 30, 2026, we generated $155.3 million of cash flow from operating activities, primarily due to operating income for the period of $152.4 million and the receipt of approximately $43.0 million of U.S. income tax refunds, which were partially offset by other changes in working capital. In addition, we collected $102.6 million of cash proceeds for the sale of assets during the current period, primarily related to the sales of VALARIS 104, VALARIS 109, VALARIS MS-1 and VALARIS DPS-1. Our primary use of cash was $328.0 million for maintenance and upgrades of our drilling rigs.

During the nine months ended September 30, 2025, we generated $474.0 million of cash flow from operating activities primarily due to operating income for the period of $437.6 million and approximately $26.0 million of tax refunds received from the Australian tax authority during the first quarter of 2025. An additional source of cash was $132.0 million of cash proceeds related to the sales of VALARIS 247, VALARIS 75 and the Retired Semis. Our primary uses of cash were $237.2 million for maintenance and upgrades of our drilling rigs.

Based on our current projections, we expect capital expenditures during 2026 to approximate $445.0 million to $470.0 million primarily relating to maintenance and upgrade projects, including contract-specific capital expenditures. Depending on market conditions, contracting activity and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and acquire additional rigs, subject to certain restrictions within the Business Combination Agreement.

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

The distribution of earnings to the joint-venture partners is at the discretion of the ARO board of managers, consisting of 50/50 membership of managers appointed by Saudi Aramco and managers appointed by us, with approval required by both shareholders. The timing and amount of any cash distributions to the joint-venture partners cannot be predicted with certainty and will be influenced by various factors, including the liquidity position and capital allocation priorities of ARO. ARO has not made a cash distribution of earnings to its partners since its formation. ARO had cash and cash equivalents of $32.1 million as of September 30, 2026.

The Notes Receivable from ARO, which are governed by the laws of Saudi Arabia, mature in October 2027 and 2028. We expect to agree to extend the maturity of the Notes Receivable from ARO to facilitate its capital allocation priorities, in particular its newbuild jackup program. Notwithstanding any extension of the maturity, in the event that ARO is unable to repay the Notes Receivable from ARO when they become due, we would require the prior consent of our joint venture partner to enforce ARO’s payment obligations.

See "Note 3 - Equity Method Investment in ARO" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on our investment in ARO and Notes Receivable from ARO.

The following table summarizes the maturity schedule of our Notes Receivable from ARO as of September 30, 2026 (in millions):

Maturity Date	Principal Amount
October 2027	$227.3
October 2028	173.4
Total	$400.7

Share Repurchase Program

Our board of directors has authorized a share repurchase program under which we may purchase up to $600.0 million of our outstanding common shares, subject to certain restrictions provided in our debt agreements and the Business Combination Agreement.

There were no share repurchases during the three and nine months ended September 30, 2026. The following table summarizes shares repurchased, aggregate cost and the average per share price (in millions, except average per share price) for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025
Shares repurchased	1.5	1.5
Aggregate cost	$75.0	$75.0
Average price per share	$48.88	$48.88

See "Note 9 - Shareholders' Equity" to our condensed consolidated financial statements included in "Item 1. Financial Statements" for additional information on our share repurchase program.

As of September 30, 2026, we had approximately $175.0 million available for share repurchases pursuant to the Share Repurchase Program.

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. As of September 30, 2026, we were contingently liable for an aggregate amount of $113.7 million under outstanding letters of credit and surety bonds, which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. The outstanding amount includes an approximately $75.0 million customs bond obtained in the second quarter of 2026 related to the importation of VALARIS DS-10 ahead of the commencement of its contract in West Africa. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirements. As of September 30, 2026, we had collateral deposits in the amount of $14.8 million with respect to these agreements.

In connection with our 50/50 unconsolidated joint venture, we have a potential obligation to fund ARO for newbuild jackup rigs. The Shareholder Agreement specifies that ARO shall purchase 20 newbuild jackup rigs. The joint venture partners intend for the newbuild jackup rigs to be financed from available cash on hand and from ARO’s operations and/or funds available from third-party financing. The first two newbuild jackups, Kingdom 1 and Kingdom 2, were delivered and commenced operations in 2023 and 2024, respectively. In October 2023, ARO entered into a $359.0 million term loan to finance the remaining payments due upon delivery of the two rigs and for general corporate purposes. The term loan matures in eight years following the related drawdown under the term loan and requires equal quarterly amortization payments during the term, with a 50% balloon payment due at maturity. ARO has a revolving credit facility which provides for borrowings of up to $150.0 million. As of September 30, 2026, $50.0 million was outstanding under this facility. Our Notes Receivable from ARO are subordinated and junior in right of payment to both ARO’s term loan and credit facility.

In October 2024 and November 2025, ARO ordered the third and fourth newbuild jackups, Kingdom 3 and Kingdom 4, respectively, for a purchase price of approximately $300.0 million each. ARO paid a 25% down payment from cash on hand for Kingdom 3 and Kingdom 4. In August 2026, ARO ordered the fifth and sixth newbuild jackups, Kingdom 5 and Kingdom 6, for a purchase price of approximately $360.0 million each, with each order requiring a 25% down payment. ARO paid $45.0 million, representing 50% of the required down payment for Kingdom 5, using a combination of cash on hand and borrowings under ARO's revolving credit facility. The remaining $45.0 million down payment for Kingdom 5 and the full $90.0 million down payment for Kingdom 6 are expected to be paid in the fourth quarter of 2026 with potential third-party financing or through further borrowings under ARO's revolving credit facility. The final payment for each newbuild rig will be due upon delivery and ARO expects those payments to be financed from cash on hand or from operations or funds available from third-party financing.

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

Tax Assessments

In February 2024, one of our Malaysian subsidiaries received an unfavorable court decision regarding a tax assessment for the 2012-2017 tax years totaling approximately MYR117.0 million (approximately $29.0 million converted at current quarter-end exchange rates), including a late payment penalty. In July 2024, we received a payment demand from the Malaysian tax authority for the full assessment amount. In order to further contest the assessment, we made payments of approximately $8.0 million and $18.0 million in 2025 and 2024, respectively, for aggregate total payments of $26.0 million. These payments are included within Other assets in the Condensed Consolidated Balance Sheets. We have not recorded a liability for uncertain tax positions as of September 30, 2026, related to this assessment based on a more-likely-than-not threshold. We believe our tax returns are materially correct as filed and will vigorously contest this assessment.

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
In September 2026, we entered into an agreement to sell VALARIS 111, a rig within our Jackups segment, for recycling for $1.7 million. Under the terms of the agreement, we retained the right to terminate the purchase and sale agreement within 30 days following receipt of the proceeds. On September 30, 2026, we completed the sale and received $1.7 million of cash proceeds. As of September 30, 2026, the net book value of the rig was classified as held for sale due to the cancellation option.

In October 2026, we entered into an agreement to sell the rig to another buyer for conversion to a mobile offshore production unit for cash proceeds of $10.5 million. As such, we rescinded the purchase and sale agreement with the initial buyer and made a payment of approximately $3.0 million in accordance with the termination provisions within the agreement. The sale to the new buyer was completed in October and we recognized a pre-tax gain of approximately $8.0 million in the fourth quarter.

In September 2026, we entered into an agreement to sell VALARIS MS-1, our only remaining semisubmersible rig within our Floaters segment, for recycling for total cash proceeds of $11.0 million. In connection with this sale, we recognized a non-cash loss on impairment of $3.0 million during the three months ended September 30, 2026 and the rig was removed from service.

In July 2026, we sold VALARIS 109, a rig within our Jackups segment. The rig was sold for cash proceeds of $34.0 million, resulting in the recognition of a pre-tax gain of $31.3 million in the third quarter of 2026.

In June 2026, we sold VALARIS 104, a rig within our Jackups segment, for alternative use. The rig was sold for cash proceeds of $40.0 million, resulting in the recognition of a pre-tax gain of $36.6 million in the second quarter of 2026.

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

MARKET RISK

Interest Rate Risk

Our outstanding debt at September 30, 2026 consisted of our $1.1 billion aggregate principal amount of 2030 Second Lien Notes. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates impacting the fair value of the debt.

Our 2028 Credit Agreement provides for commitments permitting borrowings of up to $375.0 million at September 30, 2026. As the interest rates for such borrowings are at variable rates, we are subject to interest rate risk. As of September 30, 2026, we had no outstanding borrowings under the 2028 Credit Agreement.

Our Notes Receivable from ARO bear interest based on the one-year term SOFR rate, set as of the end of the year prior to the applicable year, plus 2.10%. As the Notes Receivable from ARO bear interest on the applicable SOFR rate determined at the end of the preceding year, the rate governing our interest income in 2026 has already been determined. A hypothetical 1% decrease to SOFR would decrease interest income for the year ended December 31, 2026 by $4.0 million based on the principal amount outstanding at September 30, 2026 of $400.7 million.

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

Based on their evaluation as of September 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Controls – There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2017, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results and cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $0.4 million liability related to these matters was included in Accrued liabilities and other on our Condensed Consolidated Balance Sheet as of September 30, 2026 included in "Item 1. Financial Statements."

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our board of directors has authorized a share repurchase program of up to $600.0 million. The share repurchase program does not have a fixed expiration, may be modified, suspended or discontinued at any time and is subject to compliance with applicable covenants and restrictions under our financing agreements and the Business Combination Agreement. The amount remaining for purchase was approximately $175.0 million as of September 30, 2026.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit Number	Exhibit
2.1
Business Combination Agreement, dated as of February 9, 2026, between Transocean Ltd. and Valaris Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2026, File No. 18097).

*4.1	Supplemental Indenture, dated as of July 16, 2026 between Valaris Limited, Valaris Finance Company LLC, Valaris Holdings II LP and Wilmington Savings Fund Society, FSB, as collateral trustee.
*4.2
Supplemental Indenture, dated as of September 14, 2026 between Valaris Limited, Valaris Finance Company LLC, Valaris UK 1 Limited, Valaris Bermuda 1 Limited and Wilmington Savings Fund Society, FSB, as collateral trustee.

+*10.1	US Form Amended Severance Letter
+*10.2	UK Form Amended Severance Letter
+*10.3	Anton Dibowitz Employment Agreement with Amended Exhibit A
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included with Exhibit 101 attachments).
*   Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan and arrangement required to be filed as an exhibit pursuant to Item 6 of this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valaris Limited

Date:	November 3, 2026	/s/ CHRISTOPHER T. WEBER
Christopher T. Weber Senior Vice President and Chief Financial Officer

/s/ MELISSA BARRON
Melissa Barron Controller (principal accounting officer)